Form 10-K
period 2020-12-31
Sotera Health Co
filed 2021-03-09
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number   001-39729
SOTERA HEALTH COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3531161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9100 South Hills Blvd, Suite 300
Broadview Heights, Ohio	44147
(Address of principal executive offices)	(Zip Code)
(440) 262-1409
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SHC	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐  Yes   ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of June 30, 2020, the last business day of the registrant’s most recent second quarter, there was no established public market for the registrant’s equity securities.
As of February 24, 2021, there were 282,899,968 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

SOTERA HEALTH COMPANY
- TABLE OF CONTENTS -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to:
•any disruption in the availability of, or increases in the price of, ethylene oxide (“EO”), Cobalt-60 (“Co-60”) or our other direct materials, services and supplies, including as a result of current geopolitical instability arising from U.S. relations with Russia and related sanctions;
•adverse changes in industry trends;
•adverse changes in environmental, health and safety regulations;
•accidents resulting from the safety risks associated with the use and disposal of potentially hazardous materials such as EO and Co-60;
•accidents resulting from the safety risks associated with the transportation of potentially hazardous materials such as EO and Co-60;
•liability claims relating to health risks associated with the use of EO and Co-60;
•current and future legal proceedings;
•the intensity of competition we face;
•any market changes that impact our long-term supply contracts with variable price clauses;
•allegations of our failure to properly perform our services and any potential product liability claims, recalls, penalties and reputational harm;
•the regulatory requirements to which we are subject and any failures to receive or maintain, or delays in receiving, required clearance or approvals;
•business continuity hazards and other risks associated with our operations, including our reliance on the use and sale of products and services from a single location;
•the impact of the COVID-19 pandemic;
•our ability to increase capacity at existing facilities and build new facilities in a timely and cost-effective manner;
•our ability to renew the long-term leases for our facilities at the end of their terms;
•the risks of doing business internationally;
•instability in global and regional economic and political conditions;
•our failure to retain key personnel and attract talent;
•the significant regulatory oversight to which our import and export operations are subject, and any failure to comply with applicable regulations;
•any cyber security breaches and data leaks as a result of our dependence on information technology systems;
•the risks of pursuing strategic transactions, including acquisitions, and our ability to find suitable acquisition targets or integrate strategic acquisitions successfully into our business;
•our ability to implement effective internal controls over financial reporting;
•our reliance on intellectual property to maintain our competitive position and the risk of claims from third parties that we infringe or misappropriate their intellectual property rights;
•the data privacy and security laws and regulations to which we are subject, and any ineffective compliance efforts with such laws and regulations;
•our ability to maintain profitability in the future;
•impairment charges on our goodwill and other intangible assets with indefinite lives;
•unionization efforts and labor regulations in certain countries in which we operate;
•the variety of laws involving the cannabis industry to which we are subject, and any failure to comply with those laws;
•the risk of government or private civil antitrust actions;
•adverse changes to our tax positions in U.S. or non-U.S. jurisdictions, the interpretation and application of recent U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations;
•our indebtedness could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our existing and future indebtedness; and
•our ability to generate sufficient cash flows or access sufficient additional capital to meet our debt obligations or to fund our other liquidity needs.

These statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them publicly in light of new information or future events, except as required by law. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Annual Report on Form 10-K, including under Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
Unless expressly indicated or the context requires otherwise, the terms “Sotera Health,” “Company,” “we,” “us,” and “our” in this document refer to Sotera Health Company, a Delaware corporation, and, where appropriate, its subsidiaries on a consolidated basis.

Part I
Item 1. Business
General Information
We are a leading global provider of mission-critical sterilization, lab testing and advisory services to the medical device and pharmaceutical industries. We are driven by our mission: Safeguarding Global Health®. We provide end-to-end sterilization as well as microbiological and analytical lab testing and advisory services to help ensure that medical, pharmaceutical and food products are safe for healthcare practitioners, patients and consumers in the United States and around the world. Our customers include more than 40 of the top 50 medical device companies and eight of the top ten global pharmaceutical companies (based on revenue). Our services are an essential aspect of our customers’ manufacturing process and supply chains, helping to ensure sterilized medical products reach healthcare practitioners and patients. Most of these services are necessary for our customers to satisfy applicable government requirements. We give our customers confidence that their products meet regulatory, safety and effectiveness requirements. With a combined tenure across our businesses of nearly 200 years and our industry-recognized scientific and technological expertise, we help to ensure the safety of millions of patients and healthcare practitioners around the world every year. Across our 64 facilities worldwide, we have nearly 3,000 employees who are dedicated to safety and quality. We are a trusted partner to more than 5,800 customers in over 50 countries.
Sotera Health Company was incorporated in Delaware in November 2017 as the parent company for Sterigenics, Nordion and Nelson Labs. In May 2015, investment funds and entities affiliated with Warburg Pincus LLC (“Warburg Pincus”) and GTCR, LLC (“GTCR”) acquired a controlling interest in our predecessor through Sterigenics-Nordion Topco Parent LLC, now known as Sotera Health Topco Parent, L.P. (“Topco Parent”). On October 23, 2020, we changed our name from Sotera Health Topco, Inc. to Sotera Health Company. We completed our initial public offering and listed our shares on the Nasdaq Global Select Market (“Nasdaq”) in November 2020.
Our Businesses
Sterilization Services
Our sterilization services business is comprised of Sterigenics and Nordion.
Sterigenics
We are a leading global provider of outsourced terminal sterilization services and have provided sterilization services for nearly 90 years. We offer a globally integrated platform for our customers in the medical device and pharmaceutical industries, with facilities strategically located to be convenient to their manufacturing sites or distribution hubs.
Terminal sterilization is the process of sterilizing a product in its final packaging; it is an essential, and often government-mandated, last step in the manufacturing process of healthcare products before they are shipped to end-users. These products include procedure kits and trays, implants, syringes, catheters, wound care products, medical protective barriers, including personal protective equipment (“PPE”), laboratory products and pharmaceuticals.

Sterilization Services
We offer our customers a complete range of terminal sterilization services, primarily using the three major commercial terminal sterilization technologies: gamma irradiation, EO processing and E-beam irradiation. We continue to invest in and develop our capabilities and our current methods of sterilization, as well as explore new alternative modalities and technologies. Our primary terminal sterilization technologies include:
We provide gamma irradiation services at 23 of our facilities, EO processing services at 17 of our facilities and electron beam (“E-beam”) irradiation services at eight of our facilities.
In addition to the three major technologies, we invest in alternative modalities to serve our customers in niche applications. X-ray irradiation is a process in which products such as medical devices and labware are exposed to machine-generated radiation in the form of X-rays for the purpose of sterilization and decontamination. X-rays are similar in performance to gamma rays and are useful for processing certain materials due to the high penetration capabilities of X-ray. We utilize X-ray irradiation at one of our sterilization facilities for bio-hazard reduction for the United States Postal Service, or USPS. In addition, we are also investing in NO2-based sterilization, which has been effective in the sterilization of prefilled syringes, drug-device combination products and custom implants.
Sterilization Applications
Sterigenics primarily provides sterilization services for medical device manufacturers and the pharmaceutical industry. Sterigenics also provides decontamination services for the food industry. Additionally, Sterigenics provides various advanced applications for other organizations and companies including the USPS and semiconductor manufacturers. Our customers select the sterilization method that meets the needs of their products and requirements of regulators and we deliver sterilization services according to their customer-specific protocols. In most cases, customers are serviced from more than one facility.
•Medical device sterilization. Medical device sterilization is a regulatory requirement in many jurisdictions and an important and last step in the manufacturing of healthcare products such as medical protective barriers, including PPE, procedure kits and trays, implants, syringes, catheters and wound care products. A broad range of single-use, prepackaged medical products, as well as certain consumer products, are required by government regulations to be sterile, or meet certain acceptable microbial levels when sold. These products are not manufactured in a “sterile” or “clean” environment and are thereby inhabited by potentially harmful microbes. Products must be treated as part of the production process before shipment to customers, either in-house by the manufacturer or by an outsourced sterilization provider, such as Sterigenics.
We have developed a consultative approach with medical device manufacturers that expands our service offerings beyond core product sterilization, as we believe they want value-added solutions from their outsourced sterilization partners that reach beyond the traditional scope of sterilization. We offer customers a comprehensive selection of advisory services in design, testing, production and supply chain management for sterile healthcare products before, during and after the sterilization process to ensure and improve a product’s speed to market and compliance with regulatory requirements.
•Pharmaceuticals. We provide comprehensive outsourced terminal sterilization solutions to help our customers in the pharmaceutical industry meet regulatory requirements. Our sterilization expertise covers a variety of pharmaceutical drug products, such as active pharmaceutical ingredients, pre-filled syringes, drug components, excipients and primary packaging and components.
In addition, pharmaceutical companies are starting to market disposable delivery devices, such as auto-inject devices for epinephrine, which are combined medical device and pharmaceutical products. As these disposable delivery devices are subject to both medical device regulations and pharmaceutical regulations, we believe these companies are looking to leading outsourced sterilization providers like us for our expertise in sterilizing these complex devices. We believe that the complementary capabilities and expertise in our Nelson Labs business make Sterigenics an attractive sterilization partner to customers in the pharmaceutical industry. We can provide a full suite of services to help them throughout key stages in the lifecycle of these complex products.
•Food and agricultural products. We provide microbial reduction and microbial remediation services for food and agricultural products. Generally, in a microbial reduction process, products are exposed to lower levels of treatment than in a sterilization process. This process is not intended to render a product free of viable organisms but rather to reduce their number. In connection with our microbial reduction services, we treat a wide array of products such as spices, herbs, animal feed and food packaging materials to address product liability concerns of our customers related to the health of the consumer or to extend shelf life. We currently irradiate a variety of food and food packaging products, ranging from orange juice to steaks, to guard against harmful bacteria, such as listeria, salmonella, E. coli and other pathogens. Microbial reduction and irradiation offer producers and processors a method to safeguard against bacteria from the time of the packaging of their products to the time they reach consumers. We also provide microbial remediation services that stop the progression of damage to products and help make the products safe for distribution.
•Commercial, advanced and specialty applications. We provide a wide range of advanced applications services for industrial materials to customers that use ionizing radiation to modify materials or products. The advanced applications sterilization industry represents over $1.7 billion of demand, with an outsourced value of approximately $350 million. It is comprised of a large number of distinct segments that can be addressed using our services for radiation processing. Materials that undergo advanced application processes include products such as power semiconductors, polymers and gemstones. In addition, we utilize our ionizing radiation services to provide bio-security services to the USPS by treating and protecting the mail against unwanted pathogens and biohazards. We believe we are the only provider of this service to the USPS. We also treat commercial products, such as cosmetics, with our microbial reduction services. In Canada and Europe, where recreational cannabis, medical cannabis, or both, are legal, we provide commercial gamma and E-beam irradiation services for decontamination of cannabis.
Sterigenics Customers
Sterigenics serves approximately 2,800 customers. We follow extensive validation procedures with our customers to determine the optimal sterilization method for each product, and to validate that the chosen method will achieve the sterility requirement for that product. Once a sterilization process has been validated, we adhere to our customers’ process specifications to treat their product.
Sterilization services are an essential element in our customers’ manufacturing processes but generally represent a small fraction of the total end-product cost of medical devices. We believe this means that our customers choose our services based on quality and consistency of service rather than solely on the cost. These deep, tenured customer relationships are supported by multi-year contracts with cost pass-through provisions, which have resulted in recurring revenue streams.

For many products, our customers are required to include the specific facility used to validate a product’s listing in the Food and Drug Administration (“FDA”) (or foreign equivalent) product registration and are typically required to re-register if they switch facilities, making switching locations for a particular product a difficult and expensive process for our customers. This dynamic contributes to low customer churn and long-term relationships within our business.
In addition, Sterigenics has achieved high historical customer retention and renewal rates—Sterigenics has close to 100% renewal rates of its top ten customers over the last five years, and an average tenure of over a decade with its top 25 customers over the last five years—and minimal customer concentration. We have also introduced innovative, advanced processing systems for outsourced sterilization that are designed to enhance operating efficiencies, improve turnaround times and provide for greater processing flexibility without sacrificing quality, consistency or reliability.
Sterigenics Competition
We compete globally with Applied Sterilization Technologies, a segment of STERIS plc, as well as other smaller or regional outsourced sterilization companies. In addition, some manufacturers have invested in in-house sterilization capabilities. We also face competition from other technologies, such as chemical cross-linking of polymers. Our services generally compete on the basis of the quality of technology and services offered, level of expertise in each of the major sterilization methods, level of expertise in the applicable regulatory requirements and proximity to customers.
Sterigenics Suppliers
We primarily purchase our supply of Co-60 sources, the key input into the gamma sterilization process, from Nordion. Our supply of Co-60 sources is at times impacted by the global availability of Co-60. Our supply of EO is sourced from various suppliers around the world. There is more than one supplier of EO in most of the countries in which we operate; however, in the United States, there is a single supplier for EO to our industry. We have not historically experienced any supply disruptions and our U.S. supplier has redundant production facilities to help ensure reliable EO supply. We also have a license in the United States to distribute EO to self-supply should the need arise and we determine to make the necessary investments.
Sterigenics Facilities
With 48 facilities in 13 countries, our global network of sterilization facilities represents a significant competitive advantage. We serve many of our sterilization customers at more than one facility, with more than 80% of Sterigenics’ net revenues attributable to customers using more than one of our facilities and more than 50% of Sterigenics’ net revenues attributable to customers using five or more of our facilities in 2020. Extensive capital, technical expertise and regulatory knowledge are required to build and maintain facilities like ours. We estimate that one new facility can cost over $30 million to build, on average, and require extensive and complex licensing approval and regulatory compliance processes. We estimate that the cost to replicate the facilities in our network alone could be as high as $1.5 billion or more, in addition to the technical and regulatory requirements.
Our global facility network, built and expanded over several decades, is strategically located convenient to customers’ manufacturing sites and distribution hubs or routes. For many of our customers, the location of our facilities is important because transportation and logistics costs can be meaningful. We also employ proprietary technology to provide customers with increased visibility into our processes. Sterigenics GPS™ enables customers to monitor the sterilization process in real-time and better manage their supply chain. These features improve the accuracy and visibility of customer order information and quality data, which in turn provide enhanced transparency to regulatory agencies around the world, further enhancing our reputation as a company with regulatory expertise. We are focused on continuing to leverage advanced technology and service offerings to better serve customers, and we believe our capital and resource commitment in this area drives customer loyalty and retention.
By leveraging a global operating system, we drive operational excellence across our network of facilities in order to achieve high levels of safety, quality, operating efficiency and customer satisfaction to provide a uniform customer experience. All facilities are either ISO 13485 certified, ISO 9001 certified, or both, as well as licensed and registered in all necessary jurisdictions to comply with government required regulations.
Nordion
Nordion is the leading global provider of cobalt-60 (“Co-60”) sources and production irradiators, which are the key components in the gamma sterilization process. Co-60 is a radioactive isotope that emits gamma radiation that sterilizes items by killing contaminating micro-organisms. Production irradiators are the units that house the Co-60 sources within a gamma sterilization facility. We estimate that gamma sterilization, which is a critical component of the global infection control supply chain, represents approximately 30% of single-use medical device sterilization worldwide. Nordion’s customers include both outsourced contract sterilizers, including Sterigenics, as well as medical device manufacturers that sterilize their products in-house.
We provide our customers with high quality, reliable, safe and secure Co-60 source supply at each stage of the source’s life cycle. We support our customers with handling and processing of Co-60, recycling of depleted sources and global logistics enabled by our licensed container fleet. We also provide regulatory and technical service expertise to improve the risk profiles and enhance effectiveness of gamma processing operations. Without this radioactive material, gamma sterilization would not be possible on the global scale at which it is used today, and we are integral to our customers’ operations due to highly coordinated and complex installation processes.
Nordion has a long history of innovation in gamma technologies. Nordion designs, installs and maintains production irradiators. Nordion developed the first Co-60 based tele-therapy unit for cancer treatment in 1951 and the first panoramic irradiator in 1964. In addition to selling Co-60 sources for sterilization purposes, Nordion also sells high specific activity Co-60 (“HSA Co-60” or “medical Co-60”) used in stereotactic radiosurgery as a radiation source for oncology applications, specifically in the Gamma Knife® and other similar applications. Today, Co-60 is a critical part of treatment for brain and other cancers because it is noninvasive, reliable, effective and safe to use.
Co-60 Production Process
Nordion’s primary product is Co-60 sources. Co-60 is a radioactive isotope used in radiation sterilization that decays naturally at a rate of approximately 12% annually. Co-60 is produced by placing cobalt-59 (“Co-59”), the most common form of cobalt, into a nuclear power reactor to be activated.
The Co-60 production process requires high purity Co-59. Co-59 is produced globally, primarily as a byproduct of nickel and copper mining, and is used in a variety of industrial applications. The Co-59 used for sterilization accounts for a small portion of overall Co-59 demand. Co-59 is compressed into “targets,” which are pellets and slugs suitable to be activated into Co-60. These targets are then encapsulated and delivered to be installed in nuclear reactors. Depending on the type of reactor and the location of the Co-59 in the reactor, the conversion process can take between 18 months and five years. Once the conversion to Co-60 is complete, the targets are extracted from the nuclear reactor while the reactor is shut down and shipped to Nordion to be processed into Co-60 sources to be sold to customers. See “Risk Factors—Risks Related to the Company—Safety risks associated with the use and disposal of potentially hazardous materials, such as EO and Co-60, may result in accidents or liabilities that materially affect our results of operations.”
Nordion Products
Co-60 is sold to customers by its level of radioactivity, measured in curies. Our customers typically buy low specific activity Co-60 (“LSA Co-60”) for industrial sterilization use and HSA Co-60 for medical use. At our Ottawa facility, we receive and process the targets to form the final Co-60 source product with the desired amount of radioactivity for each customer order. The Co-60 sources undergo stringent and sophisticated quality assurance testing at our facility. The final product is then placed in specialized containers, which Nordion uses to transport Co-60 to our customers.
We transport the Co-60 sources via proprietary lead and steel containers that are licensed to meet all applicable international shipping requirements. We believe we have the most extensive expertise in Co-60 logistics. There is a significant regulatory burden in the production, management and transportation of fleets of containers of Co-60 sources. Our transportation routes and carriers are highly controlled, and we provide regular and comprehensive training for employees and carriers who are involved in moving the Co-60 globally.
We also design, install and maintain production irradiators, which include radiation shielding, a series of conveyors and control systems that are designed to expose products to the correct gamma radiation dosage in a safe and efficient manner. A production irradiator is the infrastructure that houses the Co-60 sources and makes up a part of a sterilization and warehousing facility. We have designed and built over 100 of the estimated 290 large scale production irradiators active globally. Our installation, physics and engineering teams are comprised of highly trained professionals who provide fast and ongoing technical support from source installation to emergency response.

We also offer our customers a for-fee spent Co-60 source return service for depleted Co-60 sources that have reached end of their useful life, which is often 20 or more years. We also have a source recycling program that extends the useful life of individual slugs from the decayed product up to an additional 20 years, pairing them with new slugs to make new Co-60 sources.
Nuclear Reactor Operators
Given the timeline required to produce Co-60, forecasting supply and working closely with nuclear power reactor operators to manage the amount and timing of shipments represents an important business capability of Nordion.
The amount of Co-60 supply is ultimately determined by the number of nuclear reactors that are capable of producing Co-60 at a given point in time. Our access to Co-60 tends to vary on a quarterly basis, due primarily to the nuclear reactor maintenance schedule, length of time required to convert Co-59 into Co-60, the limited number of facilities that can generate Co-60 in an economically efficient manner, and the timing of the removal of Co-60 from reactors. While short-term variability in Co-60 supplier delivery timing can result in variability in our financial performance in one or more fiscal quarters, we work with multiple reactor sites that operate on consistent and predictable discharge and harvest schedules over the long-term.
Nordion currently has access to Co-60 supply at multiple nuclear reactors pursuant to multi-year contracts with three operators that cover 13 reactors at five generating stations, that extend to dates between 2024 and 2064, with our largest supplier under contract until 2064. See Item 1A, “Risk Factors—Risks Related to the Company—We depend on a limited number of counterparties that provide the materials and resources we need to operate our business. Any disruption in the availability of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of current geopolitical instability arising from U.S. relations with Russia and related sanctions, may have a material adverse effect on our operating results.” The substantial majority of our Co-60 material has historically been produced under multi-year contracts with nuclear reactor operators in Canada and Russia. Nordion provides Co-59 targets to its Canadian and Russian reactor suppliers, manufactured to proprietary specifications customized for each supplier. In addition, we also acquire a portion of our Co-60 supply from reactors that produce Co-60 in Russia, China and India.
The vertical integration of Nordion and Sterigenics has allowed us to more confidently make meaningful long-term investments to expand Co-60 supply for the medical products sterilization industry. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Key Factors Affecting Our Results of Operations.” Currently, approximately 9% of nuclear reactors worldwide are the type of reactors that have been capable of producing commercial quantities of Co-60. In December 2018, we acquired patents that may allow us to significantly increase our sourcing options for Co-60 and further expand the market for gamma sterilization. Additionally, in February 2020, we announced a collaboration with Westinghouse Electric Company to further develop the technology to produce Co-60 at reactors in the United States. If successful, we believe this collaboration could further diversify our supply with reliable U.S. domestic partners and encourage the implementation of this patented technology at other reactors.
We continue to work closely with Canada Deuterium Uranium (“CANDU”) reactor operators to monitor refurbishment schedules, and to evaluate opportunities for an increase in Co-60 production from both Russian and CANDU reactors. We are exploring partnerships with other CANDU reactor operators in Canada and Romania that would involve investing in their reactor infrastructure to enable long-term production of Co-60.
We also purchase Co-60 from regional suppliers in China and India, and will continue to explore opportunities for supply in the global market.
Nordion Customers
Nordion supplies products and services to approximately 40 customers, including medical device manufacturers and gamma sterilization service providers. Co-60’s consumable nature results in annual natural decay at an approximately 12% annual rate, which creates stable, recurring demand as customers must purchase incremental supply in order to satisfy ongoing needs. We are integral to our customers’ operations due to highly coordinated and complex installation and service processes that require expertise in handling and shipping radioactive material as well as our deep knowledge of the relevant regulatory and compliance requirements. Customer relationships are typically governed by multi-year supply agreements.
One of Nordion’s customers is Sterigenics, which competes with several of Nordion’s other gamma sterilization service customers. When we acquired Nordion in 2014, we established information barriers between Nordion and Sterigenics with regard to certain customer information, which are still in place today, and we have certain agreements with Nordion’s customers requiring these barriers. These barriers constrain our ability to manage a pricing strategy across our Sterigenics and Nordion segments with regard to customers.
We are a leading global supplier of HSA Co-60 used in oncology-related stereotactic radiosurgery devices, including the Gamma Knife®, which use directed gamma rays for certain oncology applications. We also supply other medical equipment manufacturers and sub-contractors in the industry who require the concentrated radiation dose capabilities of HSA Co-60.
Nordion Competition
Nordion’s two main competitors in the industrial LSA Co-60 sources supply market include a Russian Co-60 sources producer, which currently supplies certain regions in Europe and Asia, and a China-based producer, which currently supplies the domestic Chinese market. In addition, certain regional competitors have the capability to produce Co-60. These competitors could potentially increase their global competition capabilities in the future. Nordion also competes indirectly with other developing modalities of sterilization, such as X-ray technology, that can sterilize similar products as gamma sterilization, which use electricity to generate radiation and therefore do not require Co-60 sources.
Nordion’s main competitors in the HSA Co-60 industry include suppliers in China, Sweden and North America that have capability to produce medical Co-60. From 2017 to 2020, growth in our sale of medical Co-60 for the stereotactic radiosurgery device industry benefited from other competitors’ supply disruptions and lack of reliability.
Nordion Facilities
Nordion’s operations are supported by a facility in Kanata, Canada dedicated to processing and shipping cobalt, as well as a European distribution facility in Milton, United Kingdom.
Lab Testing and Advisory Services
Nelson Labs
Lab testing and advisory services are necessary across the medical device and pharmaceutical product lifecycles to evaluate and ensure a product’s safety and effectiveness. We are a global leader in outsourced microbiological and analytical chemistry testing services for the medical device and pharmaceutical industries. In addition to our testing services, our customers often call upon our experts for technical assistance and our advisory services. We go to market leveraging our global footprint and an extensive range of services under our Nelson Labs brand.
We have established ourselves as a critical partner for our customers through our delivery of high quality services, quick testing turnaround times, responsiveness, high-touch support and easy accessibility to our science and service teams. We have an industry-leading brand recognized for the quality and comprehensiveness of service, both of which can take many years to build. Further, we believe that our testing and advisory services offerings and experience across a broad array of products differentiate us from smaller laboratories, as we are able to provide testing and advisory services across the entire lifecycle of our customers’ multitude of products. Our scale combined with our global network enable us to undertake significant and time-sensitive projects for our customers that might typically require them to interface with multiple labs. This allows us to simplify complex issues for our customers and streamline communication and execution. Moreover, the integration across our services and facilities enables us to assist our customers in minimizing their business continuity risk by reducing capacity shortages, turnaround time delays and throughput issues.

Our microbiology and analytical chemistry services include over 800 tests. We also provide for-fee advisory services that position us as thought leaders in the industry and increase the demand for our testing offerings. These can be categorized into three broad categories that address different stages of customers’ product lifecycle:
•Product Development and Validation. Prior to a new medical product or alteration to an existing product being submitted for regulatory approval, Nelson Labs provides a variety of tests to customers during the research and development stage. These include tests that assist the client in:

◦ Product design ◦Material selection ◦Biological safety evaluation ◦Toxicological risk assessment ◦Sterilization modality selection and sterilization validation
◦Cleaning and disinfection validation (for reusable devices)
◦Package barrier properties
◦Distribution simulation
◦Filtration efficiency and physical functionality of PPE (including surgical facemasks, N95 respirators, gowns, drapes and other PPE)

We provide sterilization modality selection and sterilization validation services for a variety of sterilization modalities, including the three major modalities offered by Sterigenics—gamma irradiation, EO processing and E-beam—allowing us to serve our customers in multiple areas.
•Expert Advisory. Bringing a medical product or drug to market can be a long and complex process, especially in the context of constantly evolving standards in a changing regulatory environment. Nelson Labs provides expert advisory services to aid customers in navigating the appropriate standards and regulatory environments. These services include:

◦ Study design ◦ Development and justification of acceptance criteria ◦ Onsite facility evaluation and validations	◦Technical troubleshooting and scientific problem solving ◦ Regulatory compliance related services, including supporting clients through the regulatory submission process
Our expert advisory services provide additional value and expertise at any stage of the product development life cycle. Nelson Labs offers these services on a standalone basis or as a combined offering with our lab testing services, which creates opportunities for cross-selling with our existing customers for both services. Our expert advisory services are also complemented by our ongoing education offerings conducted through webinars, seminars, tailored onsite education sessions and our website.
•Routine Sterility and Quality Control Testing. Once a product has received regulatory approval and is in production, Nelson Labs provides ongoing quality control testing, including production batch verification testing and environmental testing of the client’s production systems and facilities, the requirements for which vary based on applicable standards. Nelson Labs performs bacterial endotoxin testing or quarterly dose audits for devices sterilized using irradiation, and biological indicator testing for devices sterilized with EO. Nelson also provides testing for producers of non-sterile products to ensure they are free of objectionable organisms. Often, Nelson Labs provides this ongoing routine quality control testing (based on production lot sizes) for the products for which it performed initial validation testing. These products are often sterilized by Sterigenics.

R&D, Materials & Packaging Optimization	Pre-FDA Filing Tests & Clinical Trials		Product Production	Routine Quality Control
Microbiological Testing Quantify, identify and assess the risk of microbes present	Biocompatibility & Toxicology	Sterilization Validation	Sterility Assurance	Clinical Device Reprocessing	Lot Release Sterility Assurance
Analytical Chemistry Testing Identify and assess the chemical make-up, including contaminants	Materials Characterization	Extractables & Leachables	USP/EP/JP Monograph Stability	Impurities Identification	Lot Release Chemistry
Expert Advisory Services Technical advice for navigating the standards and regulatory environments	Toxicology Assessments	Compliance Assessments	Justifications & Regulatory	Technical Problem Solving & Support	Technical Problem Solving & Ongoing Support

Nelson Labs offers over 800 unique tests across the medical & pharmaceutical product lifecycle

The testing process commences when Nelson Labs receives samples and a testing request from the customer. Samples are triaged and assigned to specific lab departments, where laboratory analysts and study directors verify orders and interface with customers directly to clarify, adjust or enhance testing as needed to ensure compliance with regulatory standards. Once the sample has been tested, the order is closed out and results are verified by the study director and a technical reviewer prior to electronic delivery of the final customer report via a secure online customer portal.
We operate in an industry that requires significant regulatory and specialized scientific expertise. At a minimum, providers must maintain the proper certifications and accreditations from key regulatory and accreditation bodies, as well as obtain qualification by each customer as a “qualified supplier,” which is often required at the corporate level and at each of the customer’s operating sites. We employ over 500 scientists, technicians and service specialists, creating a substantial competitive advantage in terms of expertise. Our experts serve in predominant roles on a number of standards writing organizations, including the United States Pharmacopeia, AAMI, American Society of Testing and Materials and ISO. We have established credibility and trust with regulators and standards writing organizations which helps us educate customers about the continually-changing testing requirements in a complex and evolving regulatory landscape. Our regulatory and scientific expertise in laboratory testing allows us to serve as thought leaders within the industry and provide high-quality service to our customers. We focus on providing highly-differentiated services that our customers can rely upon to ensure compliance of and enhance their products. For example, over the course of 14 years, we have developed a proprietary, world-class compound database with over 6,000 known elements which enables our extractables and leachables testing. This database allows us to provide analytical data that differentiates our capabilities from our competitors.
We provide microbiological and analytical chemistry laboratory tests across the medical device and pharmaceutical industries. Specifically, our medical device lab testing services include microbiology, biocompatibility and toxicology assessments, material characterization, sterilization validation, sterility assurance, packaging validation and distribution simulation, reprocessing validations, facility and process validation and performance validation and verification of PPE barriers and material. Our pharmaceutical lab testing services include microbiology, biocompatibility and toxicology assessments, extractables and leachables evaluations of pharmaceutical containers, sterilization validation, sterility assurance, packaging validation and distribution simulation and facility and process validation.
Nelson Labs benefits from many of the same underlying growth drivers as our sterilization business, including the global utilization of medical devices and pharmaceutical products and the importance of compliance with continuously evolving global regulatory requirements. In particular, recent global regulatory changes, such as the enactment of the European Union Medical Device Regulation 2017/745 (MDR) and the FDA’s modernization of the premarket notification process under Section 510(k) of the Federal Food, Drug and Cosmetic Act, have increased the requirements for the testing and sterilization of medical devices. The COVID-19 pandemic also increased testing demand due to new FDA Emergency Use Authorizations (EUAs), which define testing criteria necessary for the direct release of masks and respirators to hospitals and clinics without FDA submission. Because we provide product development and validation testing services to clients launching new products or altering existing products, this business benefits from the ongoing technological advances and increasing complexity of medical and pharmaceutical products.
Nelson Labs Customers
Nelson Labs serves over 3,800 customers, including many leading medical device manufacturers and pharmaceutical companies. We have recurring and stable customer relationships and benefit from minimal customer concentration. Our services are an essential component in our customers’ research and development and ongoing quality control processes but represent a small portion of end-product cost, which allows us to maintain long-term customer relationships and provide services that are integral to the supply chains of our global customers. We support customers through solutions-focused relationship managers, dedicated service centers and a team-wide service ethic. Nelson Labs has developed a proprietary customer portal that provides our customers quick and convenient access to important product information and customer service. The portal allows our customers to see their tests, status of the tests, estimated completion date and final reports and includes a live chat system connected to our global service center.
Nelson Labs Competition
We primarily compete in the global lab testing services market with a range of providers, from national or international players to other smaller regional or niche laboratories. Our products and services compete on the basis of the quality of services offered, breadth of services, level of expertise in each testing method, delivery time, level of expertise in the applicable regulatory requirements and our reputation with customers and regulators.
Nelson Labs Suppliers
We purchase our lab testing supplies from a number of vendors mainly in the United States and occasionally throughout the world. In many cases we have redundant sources of supplies that minimize our risk of concentration. In addition, some crucial supplies are placed on reserve at specific vendors for our exclusive use.
Nelson Labs Facilities
We operate from a five building campus in Salt Lake City, Utah, with 85 laboratories including metrology, training, media prep labs, five ISO Class V certified clean rooms and customizable lab spaces. We also have facilities in Fairfield, New Jersey; Itasca, Illinois; Leuven, Belgium and nine other laboratories embedded in our Sterigenics sterilization facilities in North America and Asia. We also have one additional lab facility that is under construction in Europe.
Nelson Labs Recent Acquisition
On March 8, 2021, we acquired BioScience Laboratories, LLC (“BioScience”) with one location in Bozeman, Montana. BioScience is a provider of outsourced topical antimicrobial product testing in the pharmaceutical, medical device, and consumer industries. BioScience’s expertise in analytical testing and clinical trial services will complement Nelson Labs’ existing strengths in antimicrobial and virology testing.
Intellectual Property
Our businesses rely on certain proprietary technologies. Most of the proprietary technologies used in our businesses are unpatented. Some of our technologies, including certain processes, methods, algorithms and proprietary databases, are maintained by the business as trade secrets, which we seek to protect through a combination of physical and technological security measures and contractual measures, such as nondisclosure and confidentiality agreements. We also have limited proprietary technologies that are covered by issued patents or patent applications, in particular related to potential new Co-60 supply opportunities for our Nordion business.
The name recognition of our businesses is a valuable asset. Many of our business names are the subject of trademark registrations or applications in the United States or certain other jurisdictions, or part of registered domain names.

Human Capital Resources
As of December 31, 2020, we employed nearly 3,000 employees worldwide. None of our U.S. employees are represented by unions. There are employees outside of the United States that are represented by unions or works councils in Canada, Belgium, Brazil, France, Germany and Mexico. One of our values is People. We value our people who are part of a global team that is diverse, respectful, passionate and collaborative. Our human capital strategy is aligned with our strategy and priorities and focuses on developing and delivering global solutions to attract, develop, engage and retain top talent. On an annual basis, we review our employees to assess performance and leadership potential. We also create succession plans and individual development plans to ensure we have the team needed for the future.
We are committed to providing a safe work environment for our employees and contractors. We have implemented a health and safety program to manage workplace safety hazards and to protect employees. The program encompasses performance, practices and awareness.
We are driven to fulfill our customers’ needs with highest quality and care to enable their success.
Governmental Regulation and Environmental Matters
We are subject to environmental, health and safety laws and regulations in the jurisdictions in which we operate, including laws, regulations and permit requirements with respect to our use of Co-60, EO and E-beam. These requirements limit emissions of and the exposure of workers to gamma radiation and EO. Nordion’s Kanata facility is licensed as a Class 1B nuclear facility in Canada, regulated by the Canadian Nuclear Safety Commission (“CNSC”), and is audited across various dimensions of this license on an annual basis. In addition to the nuclear aspect of our products, many of the products that we process or manufacture are medical devices directed for human use or products used in the manufacture of medical devices that are directed for human use. Our Nuclear Substance Processing Facility Operating License, CNSC Export license and CNSC Device servicing licenses for our Kanata facility were renewed in October 2015 for a 10-year period. Our facilities hold various International Organization for Standardization’s (“ISO”) certifications including ISO 9002, 9001, 13485 and 17025. We have device, facility, and specific product registrations with North American (Health Canada and the FDA) and European Drug and Device health regulators. These regulators exert oversight through requirements for a product registration and direct audit of our operations.
Additionally, our operations in the United States and the majority of our facilities outside the United States (to the extent we are processing a product in that facility that will end up in the U.S. market) are regulated by the FDA. We are also regulated by other health regulatory authorities in other countries. Specifically, these operations include some of our sterilization and product testing activities that may constitute “manufacturing” activities and are subject to FDA requirements. These requirements include site, contract drug manufacturer and supplier of active pharmaceutical ingredients registration and listing and manufacturing requirements. Regulations issued by OSHA, the NRC and other agencies also require that equipment used at our facilities be designed and operated in a manner that is safe and with proper safety precautions and practices when handling, monitoring and storing EO and Co-60.
While we strive to comply with these regulatory requirements, we may not at all times be in full compliance and, as a result, could be subject to significant civil and criminal fines and penalties. To reduce the risk of noncompliance, we employ engineering and procedural controls and pollution control equipment, and undertake internal and external regulatory compliance audits at our facilities. We have a proactive environmental health and safety (“EH&S”) program and a culture of safety and quality across all business units, and employ a Senior Vice President of Environmental, Health and Safety that reports directly to the Chief Executive Officer and has a team of more than 30 employees.
For additional information, please see Item 1A, “Risk Factors—Risks Related to the Company—We are subject to extensive regulatory requirements and routine regulatory audits in all of our operations. We must receive permits, licenses and/or regulatory clearance or approval for our operations. Failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may hurt our revenues, profitability, financial condition or value” and Item 3, “Legal Proceedings.”
EO Regulatory Overview
In addition to general environmental laws and regulations, EO plants and the EO sterilization process are subject to specific regulatory requirements under federal laws in the United States as well as many of the countries in which we operate. Such additional regulations include specific requirements for permissible employee exposure limits, process safety program, approved EO containers and their transportation, facility security, quality system programs, emission control systems and emission limits and products allowed to be treated with EO. Some state and local governments have additional environmental laws, stricter regulations or other requirements including permitting programs that set forth operational parameters for EO sterilization facilities. In the United States, OSHA regulations limit worker exposure to EO. The use of EO for the reduction of bioburden on or sterilization of an approved list of products, including medical devices, pharmaceutical products, spices, and cosmetics is regulated by the U.S. Environmental Protection Agency (“USEPA”) under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Clean Air Act (“CAA”). In addition, FDA regulations dictate the acceptable amount of EO residue on different types of EO-processed products. Most other countries in which we operate have similar EH&S and worker exposure regulations.
Our EO sterilization facilities evacuate EO from the sterilization chambers and aeration rooms. Most countries in which we operate have varying emission control requirements for EO emissions from our facilities. We are investing in additional voluntary controls on EO emissions at our facilities to outperform current and expected future regulatory requirements and further reduce facility emissions. For example, we have implemented additional controls to meet new German EH&S standards of stricter EO occupational exposure limitations. In the United States, our supplier maintains FIFRA registrations for EO as a medical device sterilant for users of EO across the United States. The USEPA is in the process of reviewing EO’s FIFRA re-registration eligibility in accordance with the provisions of FIFRA. As a condition of continued registration, the USEPA will likely require enhancements to the processes and equipment for use of EO as a medical device sterilant. The USEPA is also expected to propose updated National Emission Standards for Hazardous Air Pollutants (“NESHAP”) air emission regulations for EO commercial sterilization facilities, which have not yet been published and with which sterilization facilities like ours will be required to comply. In certain U.S. states, including California, additional regulatory requirements and obligations exist, including requirements for the provision of notices regarding the release of or exposure to certain listed substances, including EO and radioactive sources, and bills have been in introduced in the U.S. Congress to further regulate EO sterilization activity. Each of our EO sterilization facilities utilizes a variety of control technologies (including wet scrubbers, catalytic oxidizers and dry bed scrubbers) to control these emissions, and we are investing in additional control features to further reduce emissions. For 2021 we expect capital expenditures of more than $15.0 million related to environmental facility enhancements across all facilities within our business, and we anticipate similar investments in subsequent years. We consistently meet and outperform regulatory emissions control requirements, although we have experienced instances of emissions exceeding applicable standards, none of which we believe were material. We expect to be able to satisfy any changes to applicable regulatory requirements as they evolve.
In addition to government regulation, there are standards, guidelines and requirements established by industry organizations and other non-governmental bodies that may impact our operations such as the ISO’s limit on the permissible levels of residual EO on sterilized medical devices.
Gamma Irradiation Regulatory Overview
In the United States, Sterigenics is subject to U.S. Nuclear Regulatory Commission (the “NRC”) and state regulations that govern operations involving radioactive materials at gamma irradiation plants. These NRC and state regulations specify the requirements for, among other things, maximum radiation doses, system designs, safety features and alarms and employee and area monitoring, testing and reporting. Each of our U.S. plants has a radioactive materials license from the NRC or the state in which it operates. Nordion also has NRC licenses to distribute radioactive material within the United States, which permits Nordion to install and remove Co-60 sources and provide other services to its customers, and a license to export radioactive material from the United States to Canada. The NRC recently implemented new security requirements for our U.S. gamma facilities.
Our Nordion segment operates through our subsidiary Nordion (Canada) Inc. in Canada and REVISS Services in the United Kingdom. Through Nordion, we are subject to additional Canadian regulations, including Transport Canada regulations for the Transportation of Dangerous Goods, Canadian Nuclear Safety Commission (“CNSC”) regulations for the General Nuclear Safety and Controls, Health Canada requirements for drugs and devices and CNSC and Canadian Department of Foreign Affairs and International Trade requirements for import and export.
Outside North America, the European Union and national authorities have developed regulations pertinent to the operation of gamma irradiators that are similar to those of the NRC. While some specific requirements are different in the various other nations as compared to the United States, the fundamental concepts are consistent among the countries, since all are signatories to the International Atomic Energy Agency (“IAEA”) conventions and have adopted safety standards from the IAEA and recommendations from the International Commission on Radiological Protection (“ICRP”).

E-beam and X-ray Irradiation Regulatory Overview
In the United States, irradiators that use accelerators are regulated by the individual state in which a facility resides. While there is some variability in the content of regulations among states, all are patterned after the general regulations of the NRC. These regulations typically specify the requirements for radiation shielding, system designs, safety features and alarms and employee and area monitoring, testing and reporting.
Outside of the United States, accelerator regulations are similar among various nations. These regulations are based on the IAEA standards and ICRP recommendations, much like those for gamma irradiators.
Available Information
Our Annual Report, future quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through the Investor Relations page of our internet website at www.investors.soterahealth.com, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Item 1A. Risk Factors
We describe below certain risks that could adversely affect our business, prospects, financial condition or results of operations.  These risk factors may change from time to time and may be amended, supplemented or superseded by updates to the risk factors contained in our future periodic reports on Form 10-Q and reports on other forms we file with the SEC.  All forward-looking statements about our future results of operations or other matters made by us in this Annual Report as well as our consolidated financial statements and notes, and in our subsequently filed reports to the SEC, as well as in our press releases and other public communications, are qualified by the risks described below.
Risk Factor Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
•disruption in the availability of, or increases in the price of, EO, Co-60 or our direct materials, services and supplies, including as a result of geopolitical instability arising from U.S. relations with Russia and related sanctions;
•changes in industry trends, environmental, health and safety regulations or preferences and general economic, social and business conditions;
•health and safety risks associated with the use, transportation and disposal of potentially hazardous materials such as EO and Co-60;
•the impact and outcome of current and future legal proceedings and liability claims, including lawsuits alleging personal injury, property devaluation and other injuries by purported exposure to emissions of EO from our facilities in Willowbrook, Atlanta and Santa Teresa, and the possibility that other claims will be made in the future relating to these or other facilities and any inadequacy of our insurance coverage to pay any judgments rendered against us, including that our per occurrence limit for claims relating to Willowbrook’s EO emissions has been reached;
•compliance with regulatory requirements to which we are subject and the related costs, and any failures to receive or maintain, or delays in receiving, required clearance or approvals;
•competition we face;
•business continuity hazards and other risks associated with our operations;
•our ability to increase capacity at existing facilities, renew leases for our facilities and build new facilities in a timely and cost-effective manner;
•the risks of doing business internationally;
•cyber security breaches and data leaks, and our dependence on information technology systems;
•any inability to pursue strategic transactions, including to find suitable acquisition targets, and our failure to integrate strategic acquisitions successfully into our existing business or realize anticipated cost savings or synergies;

•any inability to implement effective internal controls over financial reporting;
•our history of net operating losses, including a net loss attributable to Sotera Health Company of $38.6 million and $20.9 million for the years ended December 31, 2020 and 2019, and the risk that we may not achieve or maintain profitability in the future;
•our substantial leverage could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, limit our flexibility in operating our business through restrictions contained in our debt agreements and prevent us from meeting our obligations under our existing and future indebtedness. As of December 31, 2020, our indebtedness totaled approximately $1,863.6 million, and our debt service obligations (principal and interest) represented approximately 68% of our net cash flows from operating activities (before giving effect to the payment of interest);
•certain investment funds and entities affiliated with Warburg Pincus and GTCR, which we refer to collectively as the “Sponsors,” continue to have substantial control over us, which could limit stockholders’ ability to influence the outcome of key transactions, including a change of control; and
•the fact that we may be considered a “controlled company” within the meaning of the Nasdaq corporate governance standards and would qualify for exemptions from certain corporate governance requirements, which means that our stockholders may not have the same protections afforded to stockholders of companies that are subject to such requirements.
Risks Related to the Company
We depend on a limited number of counterparties that provide the materials and resources we need to operate our business. Any disruption in the availability of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of current geopolitical instability arising from U.S. relations with Russia and related sanctions, may have a material adverse effect on our operating results.
We purchase certain direct materials, equipment and services necessary for the provision of our specialized products and services from a sole or limited number of suppliers and subcontractors, and purchase large quantities of product from an individual supplier in certain cases. If one or more of our significant suppliers or service providers were unable to meet their obligations under present arrangements, direct materials or equipment were to become unavailable within the geographic area from which they are now sourced, or supplies were otherwise constrained or disrupted for any reason (including as a result of a natural disaster or other adverse occurrence), we may incur increased costs for our direct materials or equipment and may be unable to accommodate new business or meet our current customer commitments. For example, in the United States there is a single supplier of EO for our sterilization business. Further, our reliance on a single or limited number of suppliers may limit our negotiating power, particularly during times of rising direct material costs.
We source a substantial portion of our Co-60 supply from three nuclear reactor operators in Canada and Russia under contracts that extend to between 2024 and 2064. See Item 1, “Business—Our Businesses—Nordion—Nuclear Reactor Operators.” If there were a decrease in output or disruption at any of these reactors (including as a result of a natural disaster or other adverse occurrence), the counterparties failed to perform under their agreements with us or declined to enter into renewal contracts with us for our future supply needs and we are unable to obtain supply from other sources, or if such sources begin to compete with us in one or more geographies, this could have a material adverse effect on our business. In addition, a number of reactors that have the capacity to generate Co-60 are government owned. Priorities of governments can change. Any repurposing of a government-owned reactor that generates Co-60 for an alternative use has in the past and could in the future lead to a decrease in Co-60 availability, which could have a material adverse effect on our business, prospects, financial condition or results of operations.
Further, approximately 20% of our supply of Co-60 currently is generated by Russian nuclear reactors. Over the next few years, we expect that there will be periods when, due to planned or unplanned outages and variability in supply from individual reactors, the proportion of our supply from Russian reactors may increase to as much as 50% for a given year. The United States, Canada and the European Union have imposed sanctions against Russian officials and certain Russian companies and individuals. Russia has responded with countermeasures, including limiting the import of certain goods from the United States and other countries. Expanded sanctions could target government-owned operations, including Russian nuclear reactor operators, and could prevent us from doing business with them. The U.S. government has also implemented certain sanctions targeting non-U.S. persons for activities conducted outside the United States that involve specific sanctions targets or certain activities related to sanctioned countries, any of which could prohibit us from conducting routine commercial transactions with Russian entities that are engaged in certain transactions related to sanctioned countries or sanctioned parties. If the U.S.

government significantly broadens the scope of, or Canada or the European Union imposes, sanctions against Russia and prevents the importation of Russian-sourced Co-60 or the Russian government responds with further countersanctions, it may make it generally more difficult to do business with Russian entities. Any sanctions or countermeasures could have a material adverse effect on our business, prospects, financial condition or results of operations.
Any interruptions that we experience with our key suppliers, regarding the availability of Co-60, changes in regulatory requirements regarding the use of Co-60 or unavailability or short-supply of raw materials or services, may disrupt or cause a shutdown of portions of our operations, materially increase our costs or have other adverse consequences on our business, prospects, financial condition or results of operations.
Industry trends could impact the demand for our products and services and could have a material adverse effect on our business.
Industry trends that affect medical device, pharmaceutical or biotechnology companies affect our business. The medical device industry is characterized by frequent product development and technological advances, which may reduce demand for our sterilizing and testing services if our existing services no longer meet our customers’ requirements. Any significant decrease in life science research and development expenditures by medical device, pharmaceutical and biotechnology companies, including as a result of a general economic slowdown, could in turn impact the volumes of medical products that require sterilization or lab testing services. Future demand for Co-60 or our sterilization services could also be adversely impacted by changes to preferred sterilization modalities. Our ability to adapt our business to meet evolving customer needs depends upon the development and successful commercialization of new services, new or improved technologies and additional applications of our technology for our customers’ new products. We can give no assurance that any such new services will be successful or that they will be accepted in the marketplace. Any failure to develop or commercialize new services and technologies and any decrease in demand for our products or services could have a material adverse effect on our business, prospects, financial condition or results of operations.
If changes in healthcare regulations or other developments in the healthcare industry, including concerns around single-use medical devices, were to lead to a material reduction in medical procedures or use of medical devices, demand for our services could be adversely affected. Demand for our products and services may also be affected by changes from time to time in the laws and regulations that govern our operations and industry, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which in turn impact industry trends. New regulatory requirements could lead to changes in the medical device industry and the behavior of our customers that are difficult to predict but could have a material adverse effect on our business, prospects, financial condition or results of operations. Further, if any significant disposal restrictions or requirements are imposed that materially increase the cost or administrative burden of the disposal process for single-use medical devices, hospitals and other end-users of such devices might decrease their use of such devices in favor of reusable medical products, which would decrease the demand for our services, which could in turn have a material adverse effect on our business, prospects, financial condition or results of operations.
Changes in environmental, health and safety regulations or preferences may negatively impact our business.

Federal, state and international authorities regulate the operation of our gamma irradiation and EO processing plants, as well as the operations of our customers. If any of the regulators that govern our operations or the operations of our customers were to institute severely restrictive policies or regulations that increase our costs or change the preferences or requirements of our customers, demand for our products and services may be materially affected. Additionally, certain regulators, including the FDA, have started initiatives to encourage development of sterilization alternatives to EO processing. We have taken part in some of these initiatives. We have made proactive, voluntary investments to enhance emissions controls. However, new regulations or changes to existing or expected regulations may require additional investments in new emissions control technology or otherwise increase the cost of our gamma irradiation or EO processing. See related risk factor “—We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may negatively impact our revenues, profitability, financial condition or value.” Reconfiguring a gamma irradiation or EO processing plant so that it is suitable for a different sterilization technology, in response to changes in demand or other factors, would require significant capital investment and require us to suspend operations at the affected facility during the conversion. Any of the foregoing could have a material adverse effect on our business, prospects, financial condition or results of operations.
Safety risks associated with the use and disposal of potentially hazardous materials, such as EO and Co-60, may result in accidents or liabilities that materially affect our results of operations.
EO is flammable and potentially explosive. An explosion or fire could occur at the sterilization facilities at which we use EO, including due to an accidental ignition of EO in an uncontrolled environment. Particular care must be exercised in order to avoid inadvertently causing an explosion or fire, which could interrupt our normal operations at or cause a shut-down of the affected facility while repairs are made. Any EO explosion or similar incident could result in the closure of our facilities, workplace injuries, property damage or otherwise adversely affect our business.
Because Co-60 is radioactive, its containment is very important in preventing contamination or improper exposure. If the double-encapsulated Co-60 pencils were to become damaged or corroded, Co-60 sources could develop a source leak, leading to radioactive contamination requiring comprehensive clean-up of the storage pool. Similarly, physical damage to the protective stainless-steel covering during the process of adding or removing Co-60 rods from an irradiator could also result in a source leak and contamination incident. Clean-up and disposal costs for damaged Co-60 rods and radioactive contamination could be significant. If any liability claims are made against us in the future, we could be liable for damages that are alleged to have resulted from such exposure or contamination.
Potentially hazardous materials must be handled and disposed of properly. Accidents involving disposal or handling of these substances, including accidents resulting from employees failing to follow safety protocols, could result in injury to property, the environment and human health, as well as possible disruptions, restrictions or delays in production, and have in the past and could in the future result in claims relating to such events. For example, members of our workforce in the past have been injured in our facilities. Any injuries or damage to persons, equipment or property or other disruption in the disposal, production, processing or distribution of products could result in a significant decrease in operating revenue, a significant increase in costs to replace or repair and insure our assets and substantial reputational harm, which could materially adversely affect our business, prospects, financial condition or results of operations, and could have legal consequences that affect our ability to continue to operate the affected facility. Our customers served by an affected facility could choose to switch to an alternative sterilization service provider.
Any incident at any of our EO or gamma facilities that causes harm to workers or others or the interruption of normal operations at such facility could result in substantial liability to us. We are currently the subject of lawsuits alleging that purported EO emissions from certain of our current and former facilities have resulted in toxicological or health-related impacts on the environment, the communities that surround our facility and a customer’s employees. We deny these allegations and intend to vigorously defend against these claims. We have also from time to time been involved with workers’ compensation claims relating to potentially hazardous materials. We may be subject to similar claims in the future, and one or more adverse judgments could result in significant liability for us and have a material adverse effect on our business, financial condition and results of operations. See related Risk Factors “—We are currently defending certain litigation, and we are likely to be subject to additional litigation in the future” and “—Potential health risks associated with the use of EO and Co-60 may subject us to future liability claims.”
Nordion contracts for the activation of Co-59 “targets” (cobalt pellets and slugs) into Co-60 in certain nuclear reactors in Canada and Russia. Our Co-59 targets (and in Canada, our adjuster rods provided to us by a supplier) function as part of the reactors’ reactivity control systems. While national laws or international conventions generally channel liability for nuclear incidents exclusively to reactor operators, equipment suppliers could be subject to lawsuits for damage to the nuclear installation or damages allegedly intentionally caused. While we make efforts to protect our interests through contractual provisions, quality assurance programs and the nature of our commercial relationships, there is no assurance that any of these measures will prove effective in shielding us from liability, and any such liability or consequences could have a material adverse impact on our business, results of operation and financial condition.
We currently carry pollution liability insurance for all our facilities and related operations and liability insurance, including from third party bodily injury or property damage allegedly arising from the storage, use, transportation or accident involving EO and Co-60 sources throughout our operations. However, such insurance may not cover all risks associated with the potential hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies. Additionally, our ability to increase pollution liability insurance limits or replace any policies upon their expiration without exclusions for claims related to alleged EO exposure may be adversely impacted by claims against us, including current claims alleging that purported EO emissions from certain of our facilities have resulted in toxicological or health-related impact on the environment, the communities that surround our facility and a customer’s employees. We deny these allegations and are vigorously defending against these claims. To the extent any pollution liability is not covered by our insurance or able to be recovered from other parties, our business, financial condition or results of operations could be materially adversely affected.
Safety risks associated with the transportation of potentially hazardous materials, such as EO and Co-60, may result in accidents or liabilities that materially affect our results of operations.
Our products, supplies and by-products are transported through a combination of ground, sea and air transport. Co-60 and EO are radioactive and potentially combustible, respectively, and must be handled carefully and in accordance with applicable laws and regulations. An incident in the transportation of our raw materials, products and by-products or our failure to comply with laws and regulations applicable to the transfer of such products could lead to human injuries or significant property damage, regulatory repercussions or could make it difficult to fulfill our obligations to our customers, any of which could have a material adverse effect on our business, prospects, financial condition or results of operations.
Our EO and Co-60 raw materials are potentially hazardous and could make our facilities and transportation vehicles targets for terrorists, which could have a material adverse effect on our operations. We are subject to stringent requirements regarding how we secure these materials. If our failure to adequately secure these materials leads to their being stolen or materially damaged, our licenses to operate could be suspended resulting in a material adverse effect to our business, prospects, financial condition or results of operations. Any such incident could also have legal consequences, such as violations of regulatory requirements and/or lawsuits for personal injuries, property damage or diminution, and similar claims could result in substantial liability to us. Additionally, loss of control of Co-60 sources by a customer could result in contamination and significant public health consequences.
Potential health risks associated with the use of EO may subject us to future liability claims and other adverse effects.
Potential health risks associated with exposure to EO under certain conditions subject us to the risk of liability claims being made against us by workers, contractors and others, including individuals who reside or have resided near our EO sterilization facilities and employees of our customers. Assessments of the potential health risks of exposure to EO have evolved over time. For example, although EO is present in the environment from a variety of sources and naturally produced by the human body, the U.S. Environmental Protection Agency (“USEPA”) has identified a potential for increased risk of certain cancers from exposure to EO. In 2016, the USEPA published its Integrated Risk Information System toxicity assessment of EO (the “IRIS Assessment”), and in 2018, the USEPA published its most recent National Air Toxics Assessment, which utilized the IRIS Assessment and data collected in 2014, identifying EO as a potential cancer concern in several areas across the country, including areas surrounding our Willowbrook facility and our facilities in Atlanta and Santa Teresa, New Mexico. Another organization has disagreed with aspects of the IRIS Assessment on the carcinogenic potency of EO, and we expect risk assessments related to EO will continue to evolve and be examined. We can give no assurance as to their impact on our business, prospects, financial condition or results of operations.

We are currently the subject of tort lawsuits alleging personal injury by purported exposure to emissions and releases of EO from our facilities in Willowbrook and Atlanta. Additionally, we are defendants in a lawsuit by certain employees of a contract sterilization customer in Georgia who allege personal injury by workplace exposure to EO. We are also defendants in lawsuits alleging that our Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. Additional personal injury and property devaluation claims have been threatened. We are also defendants in a lawsuit brought by the State of New Mexico, ex rel. Hector Balderas, Attorney General alleging that emissions of EO from our Santa Teresa facility constitute a public nuisance, have materially contributed to increased health risks suffered by residents in the area, and that injunctive relief should be awarded requiring us to cease any and all uncontrolled emissions or releases of EO from the Santa Teresa facility, including by making certain modifications to sterilization processes at the facility. We deny the allegations and are vigorously defending these claims. See related Risk Factors “—We are currently defending certain litigation, and we are likely to be subject to additional litigation in the future,” Item 3, “Legal Proceedings” and Note 20, “Commitments and Contingencies” to our consolidated financial statements. It is likely that we will be subject to other claims by or on behalf of similar groups of plaintiffs in the future relating to any of our current or former facilities. In addition, we have encountered and will likely continue to encounter resistance, protests or other actions in communities where our existing facilities are located or where we seek to establish or expand facilities based on the perceptions of the risk associated with exposure to EO held by some residents and officials of these communities. This publicity may also have other adverse impacts, including damage to our reputation and public pressure against our facilities that may affect our ability to conduct our business.

Our liability insurance coverage may not be adequate to cover any liabilities arising out of such allegations or remain available to us at acceptable costs. A successful claim brought against us in excess of the insurance coverage then available to us could have a material adverse effect on our business, prospects, financial condition or results of operations.
We are currently defending certain litigation, and we are likely to be subject to additional litigation in the future.
Our business exposes us to significant potential risk from lawsuits, investigations and other legal proceedings. We are currently pursuing and defending various proceedings and will likely be subject to additional proceedings in the future, including potential litigation regarding the products and services we provide or which we or our predecessors have provided.
We are currently the subject of tort lawsuits alleging personal injury by purported exposure to emissions and releases of EO from our facilities in Willowbrook and Atlanta. Additionally, we are defendants in a lawsuit by certain employees of a contract sterilization customer in Georgia who allege personal injury by purported workplace exposure to EO. We are also defendants in lawsuits alleging that our Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. Additional personal injury and property devaluation claims have been threatened. We are also defendants in a lawsuit brought by the State of New Mexico, ex rel. Hector Balderas, Attorney General alleging that emissions of EO from our Santa Teresa facility constitute a public nuisance, have materially contributed to increased health risks suffered by residents in the area, and that injunctive relief should be awarded requiring us to cease any and all uncontrolled emissions or releases of EO from the Santa Teresa facility, including by making certain modifications to sterilization processes at the facility. We deny the allegations and are vigorously defending against the claims. However, one or more adverse judgments could result in significant liability for us and have a material adverse effect on our business, financial condition and results of operations. In addition, we have been involved in litigation in Georgia against local officials to allow us to resume operations at our Atlanta facility that had been suspended while we installed enhancements to our EO emissions control systems, as well as to challenge local officials’ unsupported claims of loss of neighboring residential property values in tax assessments. See Item 3, “Legal Proceedings” and Note 20, “Commitments and Contingencies” to our consolidated financial statements for more detail on our pending litigation.
In litigation, including those described above, plaintiffs may seek various remedies, including without limitation declaratory and/or injunctive relief; compensatory or punitive damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief. Settlement demands may seek significant monetary and other remedies, or otherwise be on terms that we do not consider reasonable under the circumstances. In some instances, even if we comply with applicable laws and regulations, including those relating to emission standards, an adverse judgment or outcome may occur based on other applicable laws or principles of common law, including negligence and strict liability, and result in significant liability and reputational damage for us. It is likely that we will be subject to other claims in addition to those described above by or on behalf of similar groups of plaintiffs in the future relating to any of our current or former facilities or activities. In addition, awards against and settlements by our competitors or publicity associated with our current litigation could incentivize parties to bring additional claims against us.
Any claim brought against us, regardless of its merits, could be costly to defend and could result in an increase of our insurance premiums and exhaust our available insurance coverage. The financial impact of litigation, particularly class action and mass action lawsuits, is difficult to assess or quantify. Some claims brought against us might not be covered by our insurance policies or might exhaust our available insurance coverage for such occurrences. Furthermore, an insurer might refuse coverage, and even where the claim should be covered by insurance, we have significant self-insured retention amounts, which we would have to pay in full before obtaining any insurance proceeds. To the extent our insurance coverage is inadequate and we are not successful in identifying or purchasing additional coverage for such claims, we would have to pay the amount of any settlement or judgment that is in excess of policy limits. We have reached the per occurrence limit of our insurance coverage for claims related to Willowbrook’s EO emissions due to legal costs associated with such claims and have not yet been and likely will not be successful in identifying or purchasing additional coverage for such claims. If any judgments are rendered against us and are upheld on appeal, we would not have insurance coverage to cover such judgment. Claims against us that result in entry of a judgment or we settle that are not covered or not sufficiently covered by insurance policies, or which fall within retained liability under our policies, could have a material adverse impact on our business, prospects, financial condition or results of operations.
Our business is highly competitive, and if we fail to compete successfully, our business, prospects, financial condition or results of operations may be adversely affected.
We face competition from other providers of outsourced sterilization and lab services. In addition, some manufacturers have in-house sterilization and lab testing and related capabilities, and further consolidation within our industry and within our customers’ industries could impact our ability to compete. Further, our competitors and potential competitors are attempting to develop alternate technologies, in particular improved x-ray sterilization technology, which would not be reliant on the availability of Co-60. If any of our competitors significantly expand their sterilization or lab testing facility capacity, including as a result of these alternative technologies, it could lead to price fluctuations and competitive pricing pressure, diminish our profitability or lead to changes in our customer relationships across our business segments. We generally compete on the basis of quality, reputation, the cost of sterilization services, the cost of transportation to and from the sterilization facility and processing turnaround time. If our services, supply, support, distribution or cost structure do not enable us to compete successfully, including against alternative technologies, or we are unable to successfully develop and adopt alternative technologies ourselves, our business, prospects, financial condition or results of operations could be materially adversely affected. The expansion of alternative sterilization technologies may require us to build new facilities, which can be time-consuming and costly.
If Co-60 source suppliers in other countries, including China, India or Russia, significantly increase their involvement in the global Co-60 sources market, it could have a material adverse effect on our business, prospects, financial condition or results of operations. Additionally, several customers of our Nordion business are themselves providers of sterilization services and therefore are competitors of our Sterigenics business. If these customers were to shift to a different source for their supply of Co-60 sources, because they prefer to use a supplier not affiliated with us or for any other reason, it could materially adversely affect our business, prospects, financial condition or results of operations. Further, if a Nordion customer were to lose market share to a competitor using an alternative sterilization provider, we would similarly lose sales volumes, which may have a material adverse effect on our business, prospects, financial condition or results of operations.
Additionally, Nelson Labs faces a wide variety of competitors, including small, specialized niche players, large, broad multinational corporations and internal laboratories that can perform the services that we provide. Shifts in the market that diminish our customers’ preference for outsourcing their testing and large, well-funded competitors entering more directly into the specialized lab services that we provide may adversely affect our business.
 Certain of our long-term contracts include variable price clauses and are subject to market changes, which could have a material adverse effect on our business.
The aggregate cost of our direct materials and energy represents a significant portion of our cost of revenues. The prices of the direct materials we utilize vary with market conditions and may be highly volatile. Additionally, the cost of energy for some of our facilities is regulated, and we are required to work with the local utility provider, which prevents us from contracting for a lower rate or seeking an alternate supplier. Although we have attempted, and will continue to attempt, to match increases in the prices of direct materials or energy with corresponding increases in prices for our products and services, our ability to pass through increases in the cost of direct materials or energy to customers is highly dependent upon market conditions and we may not be able to immediately raise such prices, if at all. Most of our customer contracts for sterilization services allow us to pass through our direct material costs, but we may not be able to immediately or completely implement increases in the prices of our products and services. Specifically, there is a risk that raising prices charged to our customers could result in a loss of sales volume. Reactions by our customers and competitors to our price increases could cause us to reevaluate and possibly reverse or reduce such price increases. Any increase in the price of one of these materials or energy could have a material adverse effect on our business, prospects, financial condition or results of operations.
Allegations of our failure to properly perform our services may expose us to potential product liability claims, recalls, penalties and reputational harm or could otherwise cause a material adverse effect on our business.
We face the risk of financial exposure to product and other liability claims alleging that our failure to adequately perform our services resulted in adverse effects, including product recalls or seizures, adverse publicity and safety alerts. In our Sterigenics business, for example, while our customers are generally responsible for determining the cycle parameters (the levels of temperature, humidity and EO concentration to which products are exposed during the sterilization process and the duration of such exposure) or dosage specifications (the amount of gamma or E-beam irradiation to which products are exposed) for their products, we are required to certify that such cycle or dosage parameters were achieved. If we fail to process a customer’s product in accordance with the cycle parameters, dosage specifications or testing requirements prescribed by the customer, our standard contract requires us to inform our customer of the nonconformance, to reprocess or retest the product if that is a feasible alternative and to reimburse the customer (subject to a maximum) for the cost of any such product which is damaged as a result of the nonconformance. We could be held liable in the future for personal injury, contractual or other damages that are alleged to result from improper or incorrect processing, cycle parameters or dosage specifications, testing or product damage. Even where processing occurred within cycle parameters, we have faced in the past and may face in the future claims of personal injury resulting from processing. In our Nelson Labs business, if we fail to perform our services in accordance with regulatory requirements for medical products, regulatory authorities may take action against us or our customers. Regulatory authorities may disqualify certain analyses from consideration in connection with marketing authorizations, which could result in our customers not being able to rely on our services in connection with their submissions, may subject our customers to additional studies or testing and delays in the development or authorization process, and may lead our customers to take actions such as terminating their contracts with us. We could also face claims that we performed erroneous or out-of-specification testing or data integrity complaints, which could require retesting, and which could result in claims of economic or other loss or which could result in personal injury. To the extent we engage in clinical trials or studies in the future, we will be subject to additional regulatory requirements, including those relating to human subject protection, good clinical practices and data privacy. Any actual or perceived failure to meet such requirements may result in regulatory authorities taking action against us or our customers, and we may face claims or be held liable for harm caused to human subjects. We derive limited revenue from government customers and our government contracts may contain additional requirements that may increase our costs of doing business, subject us to additional government scrutiny and expose us to liability for failure to comply with contractual requirements. In our Nordion business, our processing and sale of medical-grade Co-60 used for radiation therapy involve an inherent risk of exposure to product liability claims, product recalls and product seizures. In addition, our installation of irradiators for our customers could expose us to design defect product liability claims, whether or not such claims are valid. A product liability judgment against us could also result in substantial and unexpected costs, affect customer confidence in our products, damage our reputation and divert management’s attention from other responsibilities.
Although we maintain product and professional liability insurance coverage in amounts we believe are customary, there can be no assurance that this level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. Our product and professional liability insurance also does not cover matters related to EO emissions. A product recall or seizure or a partially or completely uninsured judgment against us could have a material adverse effect on our business, prospects, financial condition or results of operations.
We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may hurt our revenues, profitability, financial condition or value.

Our industry is characterized by evolving regulations, and our operations are subject to extensive regulation in the United States and other countries where we do business. We are regulated by national and local agencies with jurisdiction over a number of areas directly or indirectly related to our businesses, including environmental, nuclear safety, homeland or national security, worker safety and health, food, drug and device manufacturing, research, and marketing, transportation, drug enforcement (governing the handling of controlled substances) and agriculture, fish and wildlife. These laws and regulations regulate our use of potentially hazardous materials, such as EO and Co-60, and can require us to carefully manage, control emissions of or limit human exposure to, these materials. For example, Occupational Safety and Health Administration (“OSHA”) regulations and similar laws in other jurisdictions limit worker exposure to EO. In addition, FDA regulations dictate the acceptable amount of EO residue on different types of sterilized products. In most jurisdictions, we are required to maintain and operate pollution control equipment to minimize emissions and releases of EO. Regulations issued by OSHA, the U.S. Nuclear Regulatory Commission (the “NRC”) and other agencies also require that equipment used at our facilities be designed and operated in a manner that is safe. The use of EO for medical device sterilization is regulated by the USEPA under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and the Clean Air Act (the “CAA”). Our supplier maintains a FIFRA registration for the EO they sell in the United States that is used to sterilize or reduce the viable microorganisms on a listed group of products, including medical devices, pharmaceutical products, cosmetics and spice products. The USEPA is in the process of reviewing EO’s FIFRA re-registration eligibility in accordance with the provisions of FIFRA. In November 2020, the USEPA released a draft risk assessment for public comment regarding the re-registration review, stating that mitigation measures are necessary to protect the health of workers at facilities that use EO and surrounding communities. The next step in the FIFRA re-registration process would be to issue a proposed interim decision, which is used to outline the potential risk management options to address any potential risks of concern. As a condition of continued registration, the USEPA is likely to require enhancements to the processes and equipment for use of EO used for the listed applications. The USEPA is also expected to propose updated National Emission Standards for Hazardous Air Pollutants (“NESHAP”) air emission regulations for commercial EO sterilization facilities, which have not yet been published and with which sterilization facilities like ours will be required to comply. We expect to incur capital costs for enhancements to our equipment and to implement process automation and emission control enhancements to comply with these and other changing requirements. If the future regulations differ from our current expectation, they may require additional modifications and capital costs beyond what we have budgeted for, which could be material. Any future failure of the USEPA to allow reregistration of EO would have a material adverse effect on our business, prospects, financial condition or results of operations.
In the United States, our gamma irradiation facilities are heavily regulated, including by the NRC and state regulations. These laws and regulations specify the requirements for, among other things, maximum radiation doses, system designs, safety features and alarms and employee monitoring, testing and reporting. While some specific requirements are different in the various jurisdictions other than the United States, the fundamental concepts are consistent, since all are signatories to the International Atomic Energy Agency (“IAEA”) conventions and have adopted safety standards from the IAEA and recommendations from the International Commission on Radiological Protection. The design, construction and operation of sterilization and lab testing facilities are highly regulated and require government licenses, including environmental approvals and permits, and may be subject to the imposition of related conditions that vary by jurisdiction. In some cases, these approvals and permits entail periodic review. We cannot predict whether all licenses required for a new facility will be granted or whether the conditions associated with such licenses will be achievable. Changes in these laws and regulations have the potential to increase our costs.
Additionally, our operations in the United States and the majority of our facilities outside the United States (to the extent we are processing a product in that facility that will end up in the U.S. market) are regulated by the FDA. We are also regulated by other health regulatory authorities in other countries. Specifically, these operations include some of our sterilization and product testing activities that may constitute “manufacturing” activities and are subject to FDA requirements. The FDA may issue Form 483 findings or warning letters or take other administrative or enforcement actions for noncompliance with FDA laws and regulations and the issues raised by such warning letters require significant resources and time to correct. Failure to comply with regulatory requirements could have a material adverse effect on our business.
To the extent Nordion in the future ceases to operate its facility in Kanata, Canada, Nordion will be responsible for the radiological decommissioning of such facility, including in respect of the portion leased by BWX Technologies, Inc. (“BWXT”) in connection with its acquisition of the Medical Isotopes business to the extent any contamination precedes such transaction. In addition, if Sterigenics in the future ceases to operate any of its irradiation facilities, it will be responsible for decommissioning costs in respect of such facilities. We currently provide financial assurance for approximately $50 million of such decommissioning liabilities in the aggregate in the form of letters of credit, surety bonds or other surety. Such potential decommissioning liabilities may be greater than currently estimated if additional irradiation facilities are licensed, unexpected radioactive contamination of those facilities occur, regulatory requirements change, waste volume increases, or decommissioning cost factors such as waste disposal costs increase.
See Item 1, “Business—Government Regulation and Environmental Matters” for more information on the regulatory requirements of our businesses.
Compliance with these regulations, as well as our own voluntary programs that relate to maintaining the safety of our employees and facilities as well as the environment, may be difficult, burdensome or expensive. Any change in these regulations, the interpretation of such regulations as well as our customers’ perception of such changes will require us to make adaptations that may subject us to additional costs, and ultimate costs and the timing of such costs may be difficult to accurately predict and could be material. Regulatory agencies may refuse to grant approval or clearance or may require the provision of additional data, and regulatory processes may be time consuming and costly, and their outcome may be uncertain in certain of the countries in which we operate. Failure to secure renewal of permits or tightening of restrictions within our existing permits could have a material adverse effect on our business or cause us to incur material expenses. Regulatory agencies may also change policies, adopt additional regulations or revise existing regulations, each of which could impact our ability to provide our services or increase our costs. Additionally, local regulatory authorities may change the way in which they interpret and apply local regulations in response to negative public pressure about our facilities. For example, officials stopped operations at one of our facilities purportedly to review our fire and building code status and certificate of occupancy.

Our failure to comply with the regulatory requirements of these agencies may subject us to administratively or judicially imposed sanctions. These sanctions include, among others, warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention and total or partial suspension of operations, sale and/or promotion. While we strive to comply with these regulatory requirements, we have not always been and may not always be in compliance and, as a result, can be subject to significant civil and criminal fines and penalties, including the shutdown of our operations or the suspension of our licenses, permits or registrations. See Item 3. “Legal Proceedings,” Note 20. Commitments and Contingencies to our consolidated financial statements and related Risk Factor “—Potential health risks associated with the use of EO may subject us to future liability claims and other adverse effects.” The failure to receive or maintain, or delays in the receipt of, relevant U.S. or international regulatory qualifications could have a material adverse effect on our business, prospects, financial condition or results of operations.
Our operations are subject to a variety of business continuity hazards and risks, including our reliance on the use and sale of products and services from single locations, any of which could interrupt production or operations or otherwise adversely affect our performance, results or value.

In addition to the other risks described, our operations are subject to business continuity hazards and risks that include explosions, fires, earthquakes, inclement weather and other natural disasters; utility or other mechanical failures; unscheduled downtime; labor difficulties; disruption of communications; terrorist, security breach or other workplace violence event; changes in the use of government-owned reactors, including repurposing nuclear facilities; and pandemics or other public health crises.
It can be costly to ship products long distances for the purpose of sterilization; therefore, our ability to offer a full range of sterilization services close to our customers’ manufacturing and distribution centers worldwide is critical for our business. An adverse occurrence at one of our facilities or the facilities of a supplier or customer could damage our business. While other facilities in our network may have the capacity to service our customers that had been served by an affected facility, we may not be able to transfer all interrupted services. The stringent regulations and requirements we are subject to regarding the manufacture of our products and provision of services and the complexities involved with processing of Co-60 may prevent or delay us from establishing additional or replacement sources for our production facilities. Any event, including those listed above or other circumstances that results in a prolonged business disruption or shutdown to one or more of our facilities, could create conditions that prevent, or significantly and adversely affect, our receiving, processing, manufacturing or shipping products at existing levels, or at all. Such events could adversely affect our sales, increase our expenses, create potential liabilities and/or damage our reputation, any of which could have a material adverse effect on our business, prospects, financial condition or results of operations.
In addition, since we obtain Co-60 from a limited number of reactors, if any of their facilities were to be seriously damaged or have their production materially decrease due to a natural disaster or other adverse occurrence, our access to Co-60 would be materially affected and we may be unable to meet all the needs of our customers. See related Risk Factor “—We depend on a limited number of counterparties that provide the materials and resources we need to operate our business. Any disruption in the availability of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of current geopolitical instability arising from U.S. relations with Russia and related sanctions, may have a material adverse effect on our operating results.”
Further, governmental action may disrupt the operations of our facilities that process potentially hazardous materials. For example, in February 2019 the Illinois Environmental Protection Agency (“IEPA”) issued a seal order temporarily shutting down our sterilization activities at our Willowbrook facility, and in October 2019, county officials ordered our Atlanta facility, the operations of which we had voluntarily suspended at the time, remain closed until county approval is obtained. Although our Atlanta facility was allowed to resume operations under a Temporary Restraining Order imposed on county officials in April 2020, our facility could be forced to close again upon the resolution of related litigation. The occurrence of any of these or other events might disrupt or shut down operations or otherwise adversely impact the production or profitability of a particular facility or our operations as a whole.
While we maintain insurance policies covering, among other things, physical damage, business interruptions and liability resulting from our services in amounts that we believe are customary for our industries, our insurance coverage may be inadequate or unavailable and we could incur uninsured losses and liabilities arising from such events.
The COVID-19 pandemic has had and could continue to have adverse effects on our business, financial condition and results of operations, which could be material.
The global impact of the COVID-19 pandemic, including the governmental responses, has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility, and has disrupted our operations. For example, during the pandemic, there has been an increase in deferred elective procedures, which negatively impacts demand for some of our products and services as a result of a decrease in the need for sterilized medical devices used in these procedures. Further, although our operations are considered “essential” in all locations where we operate, we have experienced, and may experience in the future, temporary facility closures while awaiting appropriate government approvals in certain jurisdictions or delays in delivering products or services to customers. The extent to which our operations will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including mandatory closures of our facilities imposed by government authorities, work-from-home orders and social distancing protocols or other currently unforeseen restrictions that could adversely affect our ability to adequately staff and maintain our operations, and those effects could be material. For example, we experienced delayed deliveries at certain locations as a result of governmental travel restrictions enacted in response to the COVID-19 pandemic. We have implemented business continuity planning, including to transition staff off-site to decrease exposure risk and to manage supply chain risk for critical materials, but we cannot guarantee that these measures will be successful. If the COVID-19 outbreak disrupts our supply chain, it could adversely impact our ability to secure supplies for our facilities, which could adversely affect our operations, and those effects could be material. The pandemic and the response thereto, including vaccination efforts, continue to evolve, and we cannot at this time forecast its ultimate duration, severity or impact to our business, our customers or our supply chain. This negative impact could continue for an extended period of time or more severely impact our financial condition and results of operations, and continued weak or worsening economic conditions could negatively impact consumer demand for our products and services. Future pandemics and public crises could impact our business in a similar or worse manner. See related Risk Factor “—Our operations are subject to a variety of business continuity hazards and risks, including our reliance on the use and sale of products and services from single locations, any of which could interrupt production or operations or otherwise adversely affect our performance, results or value.”
If we are unable to increase capacity at existing facilities and build new facilities in a timely and cost-effective manner, we may not achieve our expected revenue growth or profitability or such revenue growth and profitability, if any, could be delayed.
Our growth strategy depends on expanding capacity in Europe, the Americas and Asia, which may include building new facilities and expanding existing facilities. The construction or expansion of modern and safe sterilization facilities requires significant expenditures. Delay in the review and licensing process for a new facility could impair or delay our ability to develop that facility or increase the cost so substantially that the facility becomes unattractive to us. Any failure to procure and maintain the necessary licenses would adversely affect ongoing development, construction and continuing operation of our facilities. Additionally, even when we maintain the necessary licenses and are in compliance with applicable regulations, we may be unable to maintain or expand our operations at existing facilities, or otherwise execute on our growth strategy, due to negative publicity or community resistance. Suspensions and closures of our facilities have in the past and may continue to impact our results of operations, and the effects could be material. Those new facilities that are constructed and begin operations may not meet our return expectations due to schedule delays, cost overruns or revenue shortfalls, or they may not generate the capacity that we anticipate or result in the receipt of revenue in the originally anticipated time period or at all. We may not maintain revenue growth or profitability, or such growth, if any, could be delayed if we are not successful in continuing to expand capacity. Additionally, if future demand trends warrant capacity in geographic areas that we have not targeted for new growth, we may be unable to capitalize on opportunities in a timely manner.
We occupy many of our facilities under long-term leases, and we may be unable to renew our leases at the end of their terms.
Many of our facilities, including many of our EO facilities and some of our gamma facilities, are located on leased premises. The terms of leases for our facilities vary in length and expire over a period ranging from 2021 to 2040, most with options to renew for specified periods of time. At the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. For example, in September 2019, we were unable to reach an agreement to renew the lease on our EO processing facility in Willowbrook, following community pressure resulting from negative publicity surrounding our Willowbrook facility. If we are unable to renew our facility leases, we may be required to relocate or close a facility. Relocating a facility involves significant expense in connection with the movement and installation of specialized equipment and any necessary recertification or licensing with regulatory authorities. Closing a facility, even briefly to relocate, would reduce the sales that such facility would have contributed to our revenues and could negatively impact our customer relations. Any such relocation or closure could have a material adverse effect on our business, prospects, financial condition or results of operations.
We conduct sales and distribution operations on a worldwide basis and are subject to a variety of risks associated with doing business outside the United States.
We maintain significant international operations, including operations in China, Brazil, Canada, Mexico, Costa Rica and other countries in Europe and Asia. As a result, we are subject to a number of risks and complications associated with international sales, services and other operations, as well as risks associated with U.S. foreign policy. These include:
•difficulties associated with compliance with numerous, potentially conflicting and frequently complex and changing laws in multiple jurisdictions, e.g., with respect to environmental matters, intellectual property, privacy and data protection, corrupt practices, embargoes, trade sanctions, competition, employment and licensing;
•general economic, social and political conditions in countries where we operate, including international and U.S. trade policies and currency exchange rate fluctuations;
•tax and other laws that restrict our ability to use tax credits, offset gains or repatriate funds;

•currency restrictions, transfer pricing regulations and adverse tax consequences, which may affect our ability to transfer capital and profits;
•inflation, deflation and stagflation in any country in which we have a manufacturing facility;
•foreign customers with longer payment cycles than customers in the United States; and
•imposition of or increases in customs duties and other tariffs.
We operate in a number of countries throughout the world, including in countries that do not have as strong a commitment to anti-corruption and ethical behavior that is required by U.S. laws or by our corporate policies. Based on the nature of our products, these activities involve potential interaction with government agencies, public officials or state-owned enterprises. We are subject to the risk that we, our U.S. employees or our employees located in other jurisdictions or any third party that we engage to do work on our behalf may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business. The U.S. Foreign Corrupt Practices Act (the “FCPA”) and the Canadian Corruption of Foreign Public Officials Act (the “CFPOA”) prohibit corruptly providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with both governments and government-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA and other applicable anti-corruption laws. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects. Any violation of the FCPA, the CFPOA, the U.K. Bribery Act of 2010 (the “Bribery Act”) or any similar anti-corruption law or regulation could result in substantial fines, sanctions or civil and/or criminal penalties, debarment from business dealings with certain governments or government agencies or restrictions on the marketing of our products in certain countries, which could harm our business, financial condition or results of operations. If these anticorruption laws or our internal policies were to be violated, our reputation and operations could also be substantially harmed. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
Compliance with multiple, and potentially conflicting, international laws and regulations, including anticorruption laws and exchange controls may be difficult, burdensome or expensive. While our employees and agents are required to comply with these laws, our internal policies and procedures may not always prevent violations. Further, in connection with past and future acquisitions by us, there is a risk of successor liability relating to such laws in connection with prior actions or alleged actions of an acquired company. Such matters or allegations related to such matters could adversely affect our reputation and the burden and cost associated with defending or resolving such matters could adversely affect our business, prospects, financial condition or results of operations.
 Further, as a result of our global operations, we generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than the U.S. dollar, including the euro, the Brazilian real, the British pound sterling, the Chinese yuan, the Thai baht, the Mexican peso, the Danish krone, the Costa Rica colon and the Canadian dollar. Our results of operations are impacted by currency exchange rate fluctuations to the extent that we are unable to match net revenues received in foreign currencies with expenses incurred in the same currency. For example, where we have significantly more expenses than net revenues generated in a foreign currency, our profit from operations in that location would be adversely affected in the event that the U.S. dollar depreciates against that foreign currency.
We may be adversely affected by global and regional economic and political instability.
We may be adversely affected by global and regional economic and political conditions. The uncertainty or deterioration of the global economic and political environment could adversely affect us. Customers may modify, delay or cancel plans to purchase our products and services and suppliers may significantly and rapidly increase their prices or reduce their output because of cash flow problems. Any inability of current or potential customers to purchase or pay for our products due to, among other things, declining economic conditions as a result of inflation, rising interest rates, changes in spending patterns at medical device, pharmaceutical and biotechnology companies and the effects of governmental initiatives to manage economic conditions may have a negative impact on our business, prospects, financial condition or results of operations. Overall demand for our products could be reduced as a result of a global economic recession or political unrest, especially in such areas as the medical device, pharmaceutical, food safety and other end markets that we serve.
We depend upon our key personnel, the loss of whom could adversely affect our operations. If we fail to attract and retain the talent required for our business, our business could be materially harmed.
We depend to a significant degree on our ability to hire and retain highly qualified personnel with expertise in our industries. The loss of services from any of our key personnel may significantly delay or prevent the achievement of our business objectives. Competition for qualified employees in the industries in which we operate is intense. We may not be able to attract and retain these individuals on acceptable terms or at all, and our inability to do so could have a material adverse effect on our business, prospects, financial condition or results of operations.
We are subject to significant regulatory oversight of our import and export operations due to the nature of some of our product offerings.
Our products are subject to U.S. laws and regulations that may limit, restrict or require a license to import or export (or re-export from other countries). We are also subject to the export and import laws of those foreign jurisdictions in which we operate, sell our products into and from which we source our materials, including Co-60. In addition, if we introduce new products, we may need to obtain licenses or approvals from the United States and other governments to ship them into foreign countries. Because of increasing security controls and regulations regarding the shipment of materials including Co-60, it is likely that we may encounter additional regulations affecting the transportation, storage, sale and import/export of radioactive materials. Further, any delay or inability to obtain these permits and licenses could delay or prevent us from fulfilling our obligations to our customers, which could harm our business, financial condition or results of operations.
Additionally, the U.S. Department of the Treasury’s Office of Foreign Assets Control and other relevant agencies of the U.S. government administer certain laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, from conducting activities, transacting business with or making investments in certain countries, or with governments, entities and individuals subject to U.S. economic sanctions. Our international operations subject us to these laws and regulations, which are complex, restrict our business dealings with certain countries, governments, entities and individuals and are constantly changing. Penalties for non-compliance with these complex laws and regulations can be significant and include substantial fines, sanctions or civil and/or criminal penalties and violations can result in adverse publicity, which could harm our business, financial condition or results of operations.
Our business may be subject to system interruptions, cyber security breaches and unauthorized data disclosures.
We increasingly rely upon technology systems and infrastructure. Our technology systems and infrastructure are potentially vulnerable to breakdowns or other interruptions by fire, power loss, system malfunction, unauthorized access and other events. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public, rendered inaccessible or permanently lost. The increasing use and evolution of technology creates additional opportunities for the unintentional dissemination or intentional destruction of confidential or proprietary information stored in our systems or portable media or storage devices. We could also experience a business interruption, information theft or reputational damage from industrial espionage attacks, ransomware, other malware or other cyber incidents or data breaches, which may compromise our system infrastructure or lead to data breaches, either internally or at our third-party providers or other business partners. Such incidents could compromise our trade secrets or other confidential information and result in such information being disclosed to third parties and becoming less valuable. Additionally, in response to the COVID-19 pandemic, a majority of our office employees are working remotely, which may increase the risk of cyber incidents or data breaches. Breaches in security, system interruptions and unauthorized disclosure of data, whether perceived or actual, could adversely affect our businesses, assets, revenues, brands and reputation and result in fines, litigation, regulatory proceedings and investigations, increased insurance premiums, remediation efforts, indemnification expenditures, lost revenues and other potential liabilities. We have taken steps to protect the security and integrity of the information we collect and have policies and procedures in place dealing with data privacy and security, but there can be no assurance that our efforts will prevent breakdowns, system failures, breaches in our systems or other cyber incidents or otherwise be fully effective. Any such breakdown, breach or incident could adversely affect our business, prospects, financial condition or results of operations, and our cyber insurance may not cover such risks or may be insufficient to compensate us for losses that may occur.
Part of our growth strategy is to pursue strategic transactions, including acquisitions, which subjects us to risks that could harm our business and we may not be able to find suitable acquisition targets or integrate strategic acquisitions successfully into our existing business.
As part of our strategy, we have in the past and may in the future seek to grow our business through acquisitions, and any such acquisition may be significant. Any future growth through acquisitions will depend in part upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient funds from our cash on hand, cash flow from operations, existing debt facilities and additional indebtedness to fund these acquisitions.

Not only is the identification of such suitable acquisition candidates difficult and competitive, but these transactions, including the acquisitions completed in recent years also involve numerous risks, including the diversion of management’s attention and their ability to:
•successfully integrate acquired facilities, companies, products, systems or personnel into our existing business, especially with respect to businesses or operations that are outside of the United States;
•minimize any potential interruption to our ongoing business;
•successfully enter categories and markets in which we may have limited or no prior experience, and ensure compliance with the regulatory requirements for such categories and markets;
•achieve expected synergies and obtain the desired financial or strategic benefits;
•detect and address any financial or control deficiencies of the acquired company;
•retain key relationships with employees, customers, partners and suppliers of acquired companies as well as our own employees, customers, partners and suppliers; and
•maintain uniform compliance standards, controls, procedures and policies throughout acquired companies.
Companies, businesses or operations acquired or joint ventures created may not be profitable or may not achieve revenue and profitability levels that would justify the investments made. Recent and future acquisitions could also result in the incurrence of indebtedness, subject to the restrictions contained in the documents governing our then-existing indebtedness. See related Risk Factor “—Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent the interest rate on variable rate debt increases and prevent us from meeting our obligations under our existing and future indebtedness.”
Recent and future acquisitions could also result in the assumption of contingent liabilities, material expenses related to certain intangible assets, increased operating expenses and compliance issues under international laws and regulations, including antitrust laws, anti-corruption laws, the FCPA and similar anti-bribery laws, which could adversely affect our business, prospects, financial condition or results of operations. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record additional write-downs of goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect our business, prospects, financial condition or results of operations.
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited, and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our business, prospects, financial condition or results of operations.
In particular, as part of the acquisition by BWXT of our Medical Isotopes business, we lease one of our Canadian facilities to BWXT through July 2038, and BWXT operates under our Canadian Nuclear Safety Commission (“CNSC”) license in an arrangement we expect to continue through 2021. If BWXT fails to comply with CNSC regulations, we could be liable, and although we are indemnified by BWXT for any such failures, such indemnification may be insufficient to cover any liabilities.
Our ability to realize the benefits we anticipate from our strategic transactions, including acquisition activities, anticipated cost savings and additional sales opportunities, will depend in large part upon whether we are able to integrate such businesses efficiently and effectively. If we are unable to successfully integrate the operations of acquired businesses into our business or on the timeline we expect, we may be unable to realize the sales growth, cost synergies and other anticipated benefits we expect to achieve as a result of such transactions and our business, prospects, financial condition or results of operations could be adversely affected.
Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
Pursuant to the Sarbanes-Oxley Act, we will be required to furnish a report by our management on the effectiveness of our internal control over financial reporting beginning with our filing of an Annual Report on Form 10-K with the SEC for the year ending December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. It is expected that our independent registered public accounting firm will attest to the effectiveness of our internal controls for our annual report for the year ending December 31, 2021. At such time, if we then have a material weakness, we could receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.
We have begun the process to identify and implement actions to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. The process of reviewing and improving our internal controls is both costly and challenging. We will need to (i) continue to dedicate internal resources, including through hiring additional financial and accounting personnel, (ii) potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, (iii) continue steps to improve control processes as appropriate, (iv) validate through testing that controls are functioning as documented and (v) implement a continuous reporting and improvement process for internal control over financial reporting. This process may also require substantial attention from our management team, which may negatively impact other matters that are important to our business.
If we identify a material weakness in connection with this ongoing assessment and we fail to remediate these identified material weaknesses within the prescribed period, we will be unable to assert that our internal controls over financial reporting are effective. We cannot be assured that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We rely on intellectual property rights to maintain our competitive position and third parties may claim that we infringe or misappropriate their intellectual property rights.
We rely on proprietary technology and are dependent on our ability to protect such technology. We rely primarily on trade secrets and non-disclosure and confidentiality arrangements to protect our intellectual property rights, including such rights that relate to our Nelson Labs business and its lab testing services. The efforts we have taken to protect our intellectual property and proprietary technology may not be sufficient or effective. Third parties, including current or former employees, consultants, contractors, customers or partners, who have access to our confidential information (including our trade secrets and know-how), may unintentionally or willfully disclose our confidential information to others, and there can be no assurance that our trade secret rights and non-disclosure and confidentiality arrangements will provide meaningful protection of our proprietary technology. There can also be no assurance that others will not independently develop similar or superior technologies or duplicate any technology developed by us. Effective protection of intellectual property rights may not be available in every jurisdiction in which our products and services are made available, and monitoring unauthorized use and disclosures of our proprietary technology or confidential information can be difficult and expensive. Actions to enforce our intellectual property rights could lead to disputes with third parties, including our customers, and could impact our future ability to gain business. Furthermore, legal proceedings to protect or enforce our intellectual property rights could result in narrowing the scope of our intellectual property rights or substantial cost to us, and they may be time consuming and divert resources and the attention of management and key personnel, and the outcomes of such actions may be unpredictable.
Additionally, we cannot be certain that the conduct of our business does not and will not infringe or misappropriate intellectual property rights of others. From time to time, we may become subject to claims, allegations and legal proceedings, including by means of counterclaims, that we infringe or misappropriate intellectual property or other proprietary rights of third parties. Such legal proceedings involving intellectual property rights are highly uncertain, can involve complex legal and scientific questions and may divert resources and the attention of management and key personnel. Our failure to prevail against infringement or misappropriation claims brought against us could also result in judgments awarding substantial damages against us, including possible treble damages and attorneys’ fees, and could result in reputational harm. Judgments that result in equitable or injunctive relief could cause us to delay or cease selling or providing certain products or services or otherwise harm our operations. We also may have to seek third party licenses to intellectual property, which may be unavailable, require payment of significant royalties or be available only at commercially unreasonable, unfavorable or otherwise unacceptable terms.

If we are unable to adequately protect, establish, maintain or enforce our intellectual property rights or if we are subject to any infringement or misappropriation claims, our business, prospects, financial condition or results of operations may be adversely affected.
We are subject to complex and rapidly evolving data privacy and security laws and regulations and any ineffective compliance efforts with such laws and regulations may adversely impact our business.
We must comply with laws and regulations in federal and state governments in multiple jurisdictions governing the collection, dissemination, retention, access, use, protection, security and disposal of personal data, which mostly consists of our employees’ data. The interpretation and application of many existing or recently enacted privacy and data protection laws and regulations in the United States, the European Union and elsewhere are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing practices. Companies are under increased regulatory scrutiny relating to data privacy and security. Any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as reputational harm. Moreover, these laws are evolving and are generally becoming stricter. For example, activities conducted from our EU facilities or related to products and services that we may offer to EU users or customers are subject to the General Data Protection Regulation (Regulation (EU) 2016/679) (“GDPR”), which provides for enhanced data privacy obligations and fines of up to the higher of 4% of annual worldwide revenues or €20 million. The GDPR was transposed into United Kingdom domestic law following the United Kingdom’s exit from the EU. This is known as the UK GDPR and it supplements the United Kingdom’s Data Protection Act of 2018. The UK GDPR mirrors the compliance requirements and fine structure of the GDPR. Outside of the United States, United Kingdom and the European Union, many jurisdictions have adopted or are adopting new data privacy laws that impose further onerous compliance requirements, such as data localization, which prohibit companies from storing outside the jurisdiction data relating to resident individuals. The proliferation of such laws may result in conflicting and contradictory requirements and there can be no assurance that the measures we have taken will be sufficient for compliance with such various laws and regulations. Complying with these various laws is an ongoing commitment and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Privacy-related claims or lawsuits initiated by governmental bodies, employees, customers or third parties, whether meritorious or not, could adversely affect our businesses, assets, revenues, brands and reputation and result in fines, litigation, regulatory proceedings, regulatory investigations, increased insurance premiums, remediation efforts, indemnification expenditures, lost revenues and other potential liabilities. We take steps to comply with applicable data privacy and security laws, regulations and standards and applicable privacy policies, but there can be no assurance that our compliance efforts will be effective. Any such failure to comply could adversely affect our business, prospects, financial condition or results of operations.
We have a history of net losses and may not achieve or maintain profitability in the future.
We have a history of net operating losses, including a net loss attributable to Sotera Health Company of $38.6 million and $20.9 million for the years ended December 31, 2020 and 2019, respectively. We may not be able to achieve or maintain profitability for the current or any future fiscal year. Our ability to achieve and maintain profitability depends on a number of factors, including the growth rate of the sterilization and lab services industries, the price of our products and services, the cost to provide our products and services and the competitiveness of our products and services. We may incur significant losses in the future for a number of reasons, including due to principal and interest expense related to our indebtedness and the other risks described herein, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our operations may not achieve profitability in the future and, even if we do achieve profitability, we may not be able to maintain or increase it.
We may incur impairment charges on our goodwill and other intangible assets with indefinite lives, which could negatively impact our business, financial condition or results of operations.
We are subject to Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other, which requires that goodwill and other intangible assets that have an indefinite useful life be evaluated at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be evaluated for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. We have substantial goodwill and other intangible assets. If in the future, we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the non-cash impairment charge, net of any income tax effects, which could have an adverse effect on our financial condition or results of operations.

Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.
Certain of our employees in non-U.S. markets are represented by works councils or labor unions and work under collective bargaining or similar agreements, some of which are subject to periodic renegotiation. Efforts have been made from time to time to unionize portions of our workforce in the United States. Unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our net revenues or limit our flexibility. Certain legal obligations in these markets require us to contribute amounts to retirement funds and pension plans and restrict our ability to dismiss employees. Future regulations or court interpretations established in the countries in which we conduct our operations could increase our costs and materially adversely affect our business, financial condition or results of operations. Both of the collective bargaining agreements applicable to Brazilian employees were finalized and certified by the Ministry of Labor in 2017. The collective bargaining agreement applicable to Canadian employees located in Kanata expired on March 31, 2020. Negotiations were postponed during the COVID-19 pandemic and began in December 2020. Failure to renew the agreements on similar terms could result in labor disruptions and/or increased labor costs, which could negatively affect our business and operations.
Our business is subject to a variety of laws involving the cannabis industry, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.
We provide bioburden reduction irradiation services for the processing of cannabis, primarily in Canada and certain European countries. The commercial recreational cannabis industry is a relatively new industry in Canada, and in Canada, the Cannabis Regulations is a regime that has only been in effect in its current form since October 2018. Likewise, laws and regulations governing cannabis in European countries have evolved rapidly over recent years. In the United States, marijuana (all parts of the cannabis plant other than those parts that are exempt) is a Schedule I controlled substance under federal law. Our activity related to marijuana in the United States is de minimis and has been limited to the irradiation of marijuana for clinical research under Drug Enforcement Administration authorization in compliance with applicable U.S. federal law. In other countries in which the cultivation and use of marijuana is legalized, most notably in Canada, our operations include irradiation services for recreational and medical marijuana. As laws in the United States, Canada, Europe and other jurisdictions evolve, our activities in these spaces may face additional regulations that may be costly or burdensome to be in compliance.
 Government or private civil antitrust actions could harm our business, results of operations, financial condition and cash flows.
The antitrust laws prohibit, among other things, any joint conduct among competitors that would lessen competition in the marketplace. We believe that we are in compliance with the legal requirements imposed by the antitrust laws. However, a governmental or private civil action alleging the improper exchange of information, or unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and could harm our business, prospects, financial condition or results of operations.

We may have greater than anticipated tax liabilities, which could harm our business, revenue and financial results.
We operate in a number of tax jurisdictions globally, including in the United States at the federal, state and local levels, and in many other countries, and we therefore are subject to review and potential audit by tax authorities in these various jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and tax authorities may disagree with tax positions we take and challenge our tax positions. Successful unilateral or multi-jurisdictional actions by various tax authorities, including in the context of our current or future corporate operating structure and third-party and intercompany arrangements, may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.
Our effective tax rate may also change from year to year or vary materially from our expectations based on changes or uncertainties in the mix of activities and income allocated or earned among various jurisdictions, changes in tax laws and the applicable tax rates in these jurisdictions (including future tax laws that may become material), tax treaties between countries, our eligibility for benefits under those tax treaties and the valuation of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income, impose new limitations on deductions, credits or other tax benefits or make other changes that may adversely affect our business, cash flows or financial performance. For example, if we are unable to fully realize the benefit of interest expense incurred in future periods as a result of recent tax law changes (as discussed below), we may need to recognize a valuation allowance on any related deferred tax assets, which would impact our annual effective income tax rate.

In particular, certain changes established by the Tax Cuts & Jobs Act (“TCJA”), enacted on December 22, 2017, increased our effective tax rate in prior years, including a new income inclusion item for global intangible low-taxed income (“GILTI”) and the transition tax on deemed repatriated earnings of foreign subsidiaries.
Additionally, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, in response to the outbreak of COVID-19 and its consequences, introduced substantial changes to the U.S. tax code, the overall impact of which on our business is uncertain. For example, among other changes, the CARES Act increased interest expense deductibility limitations and waived certain limitations on the use of net operating losses, in each case, for certain years prior to 2021.
Finally, on July 23, 2020, final regulations were published that exempt certain income subject to a high rate of foreign tax from inclusion under GILTI for tax years beginning after December 31, 2017.
The cumulative impact of these and other changes in tax law is uncertain and our business and financial condition could be adversely affected.
 Risks Related to Our Indebtedness and Liquidity
Our significant leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent the interest rate on our variable rate debt increases and prevent us from meeting our obligations under our existing and future indebtedness.
As of December 31, 2020, our total indebtedness was approximately $1,863.6 million, all of which is indebtedness of Sotera Health Holdings, LLC (“SHH”) that is guaranteed by the Company and certain of our other subsidiaries. We also had an additional $347.5 million of unutilized capacity under our Revolving Credit Facility (as defined herein) at that date (without giving effect to $63.9 million of letters of credit that were outstanding). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Our estimated debt service obligations for the next 12 months are $67.4 million, based on the outstanding principal amount of indebtedness of $1,863.6 million as of December 31, 2020. For the year ended December 31, 2020, our cash flow used for debt service totaled $227.2 million, which includes principal payments of the Term Loan (as defined herein) of $15.9 million and interest payments on our debt of $211.3 million. In November and December 2020, we repaid $341.0 million aggregate principal amount of the Term Loan and redeemed in full all of the $770.0 million aggregate principal amount of outstanding senior secured second-lien notes (“Second Lien Notes”) of SHH. In connection with the redemption of the Second Lien Notes, we paid a $15.4 million early redemption premium. For the year ended December 31, 2020, our cash flows from operating activities totaled $120.6 million, which includes interest paid of $211.3 million. As such, our cash flows from operating activities (before giving effect to the payment of interest) amounted to $331.9 million. For the year ended December 31, 2020, cash payments used to service our debt represented approximately 68% of our net cash flows from operating activities (before giving effect to the payment of interest).
Our high degree of leverage could have important consequences, including:
•making it more difficult for us to satisfy our obligations;
•increasing our vulnerability to general economic and industry conditions;
•requiring a substantial portion of cash flow from operations to be used to pay off principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•exposing us to the risk of increased interest rates as our indebtedness is at variable interest rates;
•restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;
•limiting our ability to adjust to changing market conditions and placing us at a disadvantage compared to our competitors that are less highly leveraged; and
•causing us to pay higher rates if we need to refinance our indebtedness at a time when prevailing market interest rates are unfavorable.

We and our subsidiaries may obtain substantial additional indebtedness in the future, subject to the restrictions contained in SHH’s senior secured credit facilities (the “Senior Secured Credit Facilities”) and the indenture governing SHH’s senior secured first-lien notes (the “First Lien Notes”). If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

 Because we are exposed to interest rate risk through our variable-rate borrowings, we have entered into and may, in the future, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility and interest rate cap agreements. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. Further, current interest rates are relatively low. If interest rates increase, our debt service obligations on any variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income (loss) and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on our indebtedness outstanding as of December 31, 2020 and the interest rate under our Term Loan that went into effect on January 21, 2021, a 1% increase in the London Interbank Offering Rate (“LIBOR”) benchmark interest rate would result in an approximately $2.9 million increase in total annual interest expense under our outstanding debt obligations. Refer to Note 10, “Long-Term Debt” to our consolidated financial statements.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
The Senior Secured Credit Facilities and the indentures governing the First Lien Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and our restricted subsidiaries’ ability to, among other things:
•incur additional indebtedness or issue certain shares of preferred stock;
•pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;
•make certain investments and acquisitions;
•sell or transfer assets;
•grant liens on our assets;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•enter into certain transactions with our affiliates.
In addition, under certain circumstances we are required to satisfy and maintain specified financial ratios and other financial condition tests under certain covenants in our Senior Secured Credit Facilities and indenture governing the First Lien Notes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” Our ability to meet those financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial market and industry conditions, and we cannot give assurance that we will be able to satisfy such ratios and tests when required.
A breach of any of these covenants could result in a default under each of our Senior Secured Credit Facilities and/or the indenture governing the First Lien Notes. Upon the occurrence of an event of default, the lenders and/or noteholders, as applicable, could elect to declare all amounts outstanding under the Senior Secured Credit Facilities and the First Lien Notes to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facilities or the indentures governing the First Lien Notes could foreclose on the collateral granted to them to secure each such indebtedness. We have pledged substantially all of our assets as collateral under the Senior Secured Credit Facilities and the indentures governing the First Lien Notes.
Our cash flows may not be sufficient to service our indebtedness, and if we are unable to satisfy our obligations under our indebtedness, we may be required to seek other financing alternatives, which may not be successful.
Our ability to make timely payments of principal and interest on our debt obligations, including our obligations under the Senior Secured Credit Facilities and the First Lien Notes, depends on our ability to generate positive cash flows from operations, which is subject to general economic conditions, competitive pressures and certain financial, business and other factors beyond our control. If our cash flows and capital resources are insufficient to make these payments, we may be required to seek additional financing sources, reduce or delay capital expenditures, sell assets or operations or refinance our indebtedness. These actions could have a material adverse effect on our business, financial conditions and results of operations. In addition, we may not be able to take any of these actions, and even if successful, these actions may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our existing indebtedness will depend on, among other things, the condition of the capital markets and our financial condition at the time. We may not be able to restructure or refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, we will be in default and the outstanding principal and interest on our debt could be declared to be due and payable, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.
A lowering or withdrawal of the ratings assigned to our debt by rating agencies may increase our future borrowing costs and reduce our access to capital.
Any rating assigned to our debt by a rating agency could be lowered or withdrawn entirely if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes to our ability to service our debt obligations or our general financial condition, so warrant. Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. Additionally, we enter into various forms of hedging arrangements against currency, interest rates or commodity price fluctuations. Financial strength and credit ratings are also important to the availability and pricing of any hedging activities we decide to undertake, and a downgrade of our credit ratings may make it more costly for us to engage in these activities.
LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences.
Because our Senior Secured Credit Facilities and First Lien Notes bear interest at variable interest rates, based on the London Interbank Offered Rate (“LIBOR”) and certain other benchmarks, fluctuations in interest rates could have a material effect on our business. We currently utilize, and may in the future utilize, derivative financial instruments such as interest rate swaps or interest rate caps to hedge some of our exposure to interest rate fluctuations, but such instruments may not be effective in reducing our exposure to interest fluctuations, and we may discontinue utilizing them at any time. As a result, we may incur higher interest costs if interest rates increase. These higher interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

In addition, LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. However, the ICE Benchmark Administration, in its capacity as administrator of LIBOR, has published a consultation regarding its intention to continue publication of certain LIBOR tenors by 18 months to June 2023. Notwithstanding this possible extension, a joint statement by key regulatory authorities called on banks to cease entering into new contracts that use LIBOR as a reference rate by no later than December 31, 2021, and it is impossible to predict whether LIBOR rates will continue to be published or supported after the end of 2021. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.

If a published U.S. dollar LIBOR rate is unavailable, we may be required to substitute an alternative reference rate, such as a different benchmark interest rate or the Secured Overnight Financing Rate (“SOFR”), in lieu of LIBOR under our Senior Secured Credit Facilities and First Lien Notes. The Alternative Reference Rates Committee has proposed SOFR as its recommended alternative to LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in April 2018. SOFR is intended to be a broad measure of the cost of borrowing cash overnight that is collateralized by U.S. Treasury securities. However, because SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions, it differs fundamentally from LIBOR. For example, SOFR is a secured overnight rate, while LIBOR is an unsecured rate that represents interbank funding over different maturities. In addition, because SOFR is a transaction-based rate, it is backward-looking, whereas LIBOR is forward-looking. Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. SOFR may fail to gain market acceptance. As of January 2021, we amended our Senior Secured Credit Facilities to provide that, under certain circumstances, our benchmark interest rate will automatically shift to be calculated based on SOFR. The interest rates on our First Lien Notes indexed to LIBOR will be determined in a manner that gives due consideration to the then prevailing market convention for determining a rate of interest for high yield notes in the United States at such time. A change from LIBOR to any of the proposed alternative reference rates could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR were available in its current form. Any of these proposals or consequences could have a material adverse effect on our financing costs. Moreover, the phaseout of LIBOR may adversely affect our assessment of effectiveness or measurement of ineffectiveness for accounting purposes of any future interest rate hedging agreements indexed to LIBOR.
Sotera Health Holdings, LLC is a holding company, and therefore its ability to make any required payment on our credit agreements depends upon the ability of its subsidiaries to pay it dividends or to advance it funds.
SHH, the borrower under our Senior Secured Credit Facilities and the issuer of our First Lien Notes, has no direct operations and no significant assets other than the equity interests of its subsidiaries. Because it conducts its operations through its operating subsidiaries, SHH depends on those entities to generate the funds necessary to meet its financial obligations, including its required obligations under our Senior Secured Credit Facilities and our First Lien Notes. The ability of our subsidiaries to make transfers and other distributions to SHH will be subject to, among other things, the terms of any debt instruments of such subsidiaries then in effect and applicable law. If transfers or other distributions from our subsidiaries to SHH were eliminated, delayed, reduced or otherwise impaired, our ability to make payments on the obligations under our credit agreements would be substantially impaired.
Risks Related to Ownership of Our Common Stock
The market and trading volume of our common stock may be volatile, and you could lose all or part of your investment.
The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include those listed in the related Risk Factor “—Risks Related to the Company,” “—Risks Related to Our Indebtedness and Liquidity” and the following, some of which are beyond our control:
•volatility or economic downturns in the markets in which we, our suppliers or our customers are located caused by pandemics, including the COVID-19 pandemic, and related policies and restrictions undertaken to contain the spread of such pandemics or potential pandemics;
•developments in our litigation matters and governmental investigations or additional significant lawsuits or governmental investigations relating to our services or facilities;
•regulatory or legal developments in the jurisdictions in which we operate;
•adverse publicity about us or the industries in which we participate;
•variations in our quarterly or annual results of operations, or in those of our competitors or of companies in the medical device and pharmaceutical industries;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•sales of our common stock by us or our stockholders in the future or the perception that such sales may occur;
•publication of research reports about the industries in which we participate;
•changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts, our failure to achieve analysts’ estimates or failure of analysts to maintain coverage of us;
•volatility in the trading prices and trading volumes of companies similar to us;
•changes in operating performance and stock market valuations of companies in our industry;
•changes in accounting principles, policies, guidance, interpretations or standards; and
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
Certain broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our business, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.
As of February 24, 2021, we had an aggregate of 886,109,800 shares of common stock that are not currently reserved for issuance under our 2020 Omnibus Incentive Plan (“2020 Plan”), as well as 3,090,232 treasury shares. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions or otherwise would dilute the percentage ownership held by the investors who own our common stock.
Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.
In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or offering debt or other equity securities. Future acquisitions could require substantial additional capital in excess of cash from operations. We would expect to finance any future acquisitions through a combination of additional issuances of equity, corporate indebtedness, asset-backed acquisition financing and/or cash from operations.
Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.
A sale of a substantial number of shares of our common stock, or the perception that such sales might occur, may cause the price of our common stock to decline.
Future sales of substantial amounts of our common stock in the public market after the waiver of the lock-up agreements with the underwriters of our IPO and other legal or contractual restrictions on resale discussed herein, or the perception that such sales might occur, could cause the trading price of our common stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In connection with our IPO, we entered into a stockholders’ agreement with certain holders of our common stock, including investment funds and entities affiliated with either Warburg Pincus or GTCR and members of our management team, which we refer to as the “Stockholders’ Agreement." Under the Stockholders’ Agreement, stockholders party to the agreement (other than the Sponsors and their affiliates) are subject to contractual restrictions on transfer of shares of our common stock. Those restrictions, however, may be waived at any time by a majority of the members of the compensation committee of the board of directors. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Stockholders’ Agreement.”

As of February 24, 2021, we had 282,899,968 shares of common stock outstanding. Of these shares, the 53,590,000 shares sold in our IPO are freely tradable, without restriction, in the public market without restriction or further registration under the Securities Act, except for any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act (“Rule 144”), including our directors, executive officers and other affiliates (including the Sponsors).

As of February 24, 2021, holders of 223,005,772 shares of our common stock, including each of our directors and officers, have entered into lock-up agreements with the underwriters of our IPO that restrict their ability to sell or transfer their shares. The lock-up agreements will expire on May 18, 2021. J.P. Morgan Securities LLC, however, may, in its sole discretion, waive the contractual lock-up prior to the expiration of the lock-up agreements. Therefore, after the lock-up agreements expire, an additional 223,005,772 shares of common stock will be eligible for sale in the public market, of which 24,789,278 are subject to vesting requirements and the transfer restrictions contained in the Stockholders’ Agreement, unless such transfer restrictions are waived by a majority of the members of the compensation committee of the board of directors, as described below. In addition to the 24,789,278 shares, an additional 6,304,196 shares of our outstanding common stock as of February 24, 2021 are not subject to lock-up agreements but are subject to vesting requirements and contractual restrictions on transfer under the terms of our Stockholders’ Agreement.
 Further, as of February 24, 2021, 207,079,165 shares of our outstanding common stock are held by directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act. All of such holders have rights to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders.
We have filed a registration statement on Form S-8 under the Securities Act to register all of the shares of common stock issued or issuable under our 2020 Plan. The shares covered by this registration statement will be eligible for sale in the public markets, subject to Rule 144 limitations applicable to affiliates and any applicable contractual restrictions described above.
Any sales of securities by any of our stockholders described above could have a material adverse effect on the market price of our common stock.
In the future, we may also issue securities in connection with investments or acquisitions. In particular, the number of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our common stock.
Although we do not currently rely on the “controlled company” exemption, if we are a “controlled company” within the meaning of the Nasdaq corporate governance standards we would qualify for exemptions from certain corporate governance requirements.
Because the Sponsors own a majority of our outstanding common stock, we may be considered a “controlled company” as that term is set forth in the Nasdaq corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our board of directors consist of independent directors;
•the requirement that our director nominations be made, or recommended to the full board of directors, by our independent directors or by a nominations committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that we conduct an annual performance evaluation of the nominating and corporate governance and compensation committees.
These requirements would not apply to us as long as we remain a “controlled company.” Although we may qualify as a “controlled company”, we are not currently relying on this exemption and intend to fully comply with all corporate governance requirements under the Nasdaq corporate governance standards. However, if we were to utilize some or all of these exemptions, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. The Sponsors’ significant ownership interest could adversely affect investors’ perceptions of our corporate governance.

If the ownership of our common stock continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.
As of February 24, 2021, the Sponsors own approximately 70.1% of our outstanding common stock. As a result, the Sponsors own shares sufficient for the majority vote over all matters requiring a stockholder vote. Our Stockholders’ Agreement contains agreements among the parties with respect to certain matters, including the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; the termination of our chief executive officer or designation of a new chief executive officer; changes in the composition of committees of our board of directors; entry into or changes to certain compensation agreements; and the issuance of additional shares of our common stock. This concentration of ownership, together with the Sponsors’ rights under our Stockholders’ Agreement, may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Sponsors may not always coincide with our interests or the interests of our other stockholders. For example, because the Sponsors purchased their shares at prices substantially below the price at which shares were sold to the public in our IPO and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or may want us to pursue strategies that deviate from the interests of other stockholders. In addition, under the Stockholders’ Agreement we have agreed, subject to certain exceptions, to indemnify the Sponsors, and various affiliated persons and indirect equity holders of the Sponsors from certain losses arising out of any threatened or actual litigation by reason of the fact that the indemnified persons is or was a holder of our common stock or of equity interests in Sotera Health Company. Public stockholders will not benefit from this indemnification provision.
This concentration of ownership, together with the Sponsors’ rights under our Stockholders’ Agreement, may also have the effect of delaying, preventing or deterring a change in control. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of ownership, together with the Sponsors’ rights under our Stockholders’ Agreement, may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.
Certain of our stockholders have the right to engage or invest in the same or similar businesses as us.
The Sponsors have other investments and business activities in addition to their ownership of us. The Sponsors have the right, and have no duty to abstain from exercising such right, to engage or invest in the same or similar businesses as us, do business with any of our customers or suppliers or employ or otherwise engage any of our officers, directors or employees. If the Sponsors or any of their officers, directors or employees acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty, to the fullest extent permitted by law, to offer such corporate opportunity to us, our stockholders or our affiliates. This right could adversely impact our business, prospects, financial condition or results of operations if attractive business opportunities are procured by the Sponsors or another party for their own benefit rather than for ours.
In the event that any of our directors and officers who is also a director, officer or employee of any Sponsor acquires knowledge of a corporate opportunity or is offered a corporate opportunity, such person is deemed to have fully satisfied such person’s fiduciary duties owed to us and is not liable to us, to the fullest extent permitted by law, if such Sponsor pursues or acquires the corporate opportunity or does not present the corporate opportunity to us, provided that this knowledge was not acquired solely in such person’s capacity as our director or officer and such person acts in good faith.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act have increased and are expected to continue to increase our costs and occupy management, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company with shares listed on a U.S. exchange, we need to comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, the Dodd-Frank Act, related regulations of the SEC, the requirements of the Nasdaq and other applicable rules and regulations, with which we were not required to comply with as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our board of directors and management and will significantly increase our legal and financial compliance costs and expenses. We have or are in the process of:
•instituting a more comprehensive compliance function;
•complying with rules promulgated by the Nasdaq;
•preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws;

•establishing new internal policies, such as those relating to insider trading; and
•involving and retaining, to a greater degree, outside counsel and accountants in the above activities.
The reduced disclosure requirements applicable to us as an “emerging growth company” under the JOBS Act may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act and may remain an emerging growth company until the earliest of (a) the last day of the fiscal year during which we had total annual gross revenues of $1.07 billion or more, (b) the last day of our fiscal year following the fifth anniversary of this offering, (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three-year period or (d) the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws. For as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters, such as “say on pay” and “say on frequency” and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information that they may deem important.
We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If they do, there may be a less active trading market for our common stock and our stock price may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We chose to take advantage of this extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies or at which time we conclude it is appropriate to avail ourselves of early adoption provisions of applicable standards. Accordingly, our financial statements may not be comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have difficulty in analyzing our operating results by comparing us to such companies.
Anti-takeover provisions in our amended and restated certificate of incorporation, amended and restated bylaws and our Stockholders’ Agreement, as well as Delaware law, could discourage a change in control of our company or a change in our management.
Our amended and restated certificate of incorporation and amended and restated bylaws, our Stockholders’ Agreement and Delaware law contain provisions that might discourage, delay or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:
•limiting the liability of, and providing indemnification to, our directors and officers;
•establishing a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•providing that directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the voting power of our outstanding common stock; provided that so long as investment funds and entities affiliated with either Warburg Pincus or GTCR, collectively, hold at least 50% of the outstanding shares of our common stock, a director designated by investment funds and entities affiliated with either Warburg Pincus or GTCR, respectively, may be removed with or without cause by the affirmative vote of the holders of at least a majority of the votes that all the stockholders would be entitled to cast in any annual election of directors or class of directors and with the consent of Warburg Pincus or GTCR, respectively;
•limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; provided that for so long as investment funds and entities affiliated with either Warburg Pincus or GTCR have the right to designate at least one director for election to our board of directors, (i) any vacancies will be filled in accordance with the designation provisions set forth in the Stockholders’ Agreement and (ii) the number of directors shall not exceed eleven without the consent of Warburg Pincus or GTCR;

•advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholders’ notice; provided that no advance notice shall be required for nominations of candidates for election to our board of directors pursuant to the Stockholders’ Agreement;
•requiring the affirmative vote of at least 66 2/3% of the voting power of our outstanding common stock to amend certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws; provided that so long as investment funds and entities affiliated with either Warburg Pincus or GTCR, collectively, hold at least a majority of our outstanding capital stock, only a majority stockholder vote requirement would apply to such matters;
•providing that for so long as investment funds and entities affiliated with either Warburg Pincus or GTCR have the right (individually) to designate at least three directors for election to our board of directors, certain board approvals, including amendments to our amended and restated certificate of incorporation or amended and restated bylaws and certain specified corporate transactions, including certain acquisitions, mergers, other business combination transactions and dispositions, may be effected only with the affirmative vote of 75% of our board of directors, in addition to any other vote required by applicable law;
•providing that for so long as investment funds and entities affiliated with Warburg Pincus have the right to designate at least one director for election to our board of directors and for so long as investment funds and entities affiliated with GTCR have the right to designate one director for election to our board of directors, in each case, a quorum of our board of directors (and committees of the board of directors on which a director designated by Warburg Pincus or GTCR will serve) will not exist without at least one director designee of each of Warburg Pincus and GTCR present at such meeting; provided that if a meeting of our board of directors (or a committee of the board of directors) fails to achieve a quorum due to the absence of a director designee of Warburg Pincus or GTCR, as applicable, the presence of a director designee of Warburg Pincus or GTCR, as applicable, will not be required in order for a quorum to exist at the next duly noticed meeting of our board of directors (or a committee thereof);
•the right to issue blank check preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer or adopt a stockholder rights plan;
•a requirement that our stockholders may only take action at annual or special meetings of our stockholders and may not act by written consent; provided that, for so long as investment funds and entities affiliated with either Warburg Pincus or GTCR, collectively, beneficially own a majority of our outstanding capital stock, a meeting and vote of stockholders may be dispensed with, and the action may be taken without prior notice and without such meeting and vote if a written consent is signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at the meeting of stockholders;
•limiting the ability of stockholders to call and bring business before special meetings; provided that for so long as investment funds and entities affiliated with either Warburg Pincus or GTCR, collectively, beneficially own a majority of our outstanding capital stock, special meetings of our stockholders may be called by the affirmative vote of the holders of a majority of our outstanding voting stock; and
•limiting the forum to Delaware or Federal Court for certain litigation against us.
In addition, our amended and restated certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (“DGCL”), and prevents us from engaging in a business combination with a person (excluding the Sponsors and any of their respective direct or indirect transferees and any group as to which such persons are a party) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or shareholder approval is obtained prior to the acquisition.
These provisions might discourage, delay or prevent a change in control of our company or a change in our management. For example, because investment funds and entities affiliated with either Warburg Pincus or GTCR together own a majority of the voting power of our common stock, they could prevent a third party from acquiring us, even if the third party’s offer may be considered beneficial by many of our stockholders. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.
Our amended and restated certificate of incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or stockholders to us or our stockholders, (3) any action asserting a claim against us or any of our directors or officers or other employees or stockholders arising pursuant to, any action to interpret, apply, enforce any right, obligation or remedy under, any provision of the DGCL our amended and restated certificate of incorporation or amended and restated bylaws, (4) any action asserting a claim that is governed by the internal affairs doctrine, or (5) any other action asserting an “internal corporate claim” under the DGCL shall be the Court of Chancery of the State of Delaware (or any state or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction) (the “Delaware Forum Provision”). Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the Delaware Forum Provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Our amended and restated certificate of incorporation further provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”).
The Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the Delaware Forum Provision or the Federal Forum Provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition or results of operations. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
We do not anticipate paying any dividends on our common stock in the foreseeable future, and, consequently, stockholders’ ability to achieve a return on their investment will depend on appreciation in the price of our common stock.
We do not expect to declare or pay dividends on our common stock in the foreseeable future. We currently expect to use any cash flow generated by operations to pay for our operations, repay existing indebtedness and grow our business. Any decisions to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors may deem relevant. Our ability to pay dividends on our common stock is limited by the terms of the Senior Secured Credit Facilities and the First Lien Notes. As a result, capital appreciation, if any, of our common stock will be the sole source of potential gain for the foreseeable future, and stockholders will have to sell some or all of their common stock holdings to generate cash flow from their investment.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters is in Broadview Heights, Ohio, our Sterigenics headquarters is in Oakbrook, Illinois, our Nordion headquarters is in Kanata, Ontario and our Nelson Labs headquarters is in Taylorsville, Utah. As of December 31, 2020, we operated 63 facilities in North America, South America, Europe and Asia. The following table identified the number of owned and leased facilities, other than our headquarters listed above. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

Segment(1)	Owned Facilities	Owned/Leased Facilities(2)	Leased Facilities

Sterigenics	27	4	17
Nelson Labs	5	1	7
Nordion	1	—	1
(1)Eight of our Sterigenics and Nelson Labs facilities are located at the same address but are considered separate facilities because they require separate infrastructure. Two of our Sterigenics facilities are located at the same address but are considered separate facilities because they provide different sterilization modalities and require separate infrastructure.
(2)Owned/leased facilities are comprised of multiple buildings, with some leased and some owned.

Item 3. Legal Proceedings
From time to time, we may be subject to various legal proceedings arising in the ordinary course of our business, including claims relating to personal injury, property damage, workers’ compensation and employee safety. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At this time, and except as is noted herein, we are unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations and matters concerning other allegations of other improprieties, or the incidence of any such matters in the future. Information regarding our legal proceedings is included below.
FM Global Business Interruption Claim (NRU Outage)
Nordion, due to the shutdown of AECL’s NRU reactor in 2009, suffered a cessation of supply of radioisotopes and business interruption loss. Nordion, by Statement of Claim dated October 22, 2010, issued in Ontario Superior Court an action against the insurer, Factory Mutual Insurance Company (FM Global), claiming $25.0 million USD in losses resulting from the shutdown of AECL’s reactor and its inability to supply radioisotopes through the specified period of approximately 15 months. FM Global objected to Nordion’s claim.
Trial commenced in March 2019 and was completed in September 2019. On March 30, 2020, Nordion received a favorable judgment in the amount of $25.0 million USD, plus pre-judgment interest, for a total judgment value of $39.8 million USD, or $56.4 million CAD based on exchange rates approved by the trial court. In addition, costs and disbursements have been assessed and awarded by the trial court in favor of Nordion in the approximate amount of $1.1 million CAD ($0.8 million USD) and $161,863 CAD ($0.1 million USD), respectively. On April 27, 2020, FM Global appealed the judgment. In January 2021,The Insurance Bureau of Canada was granted leave to intervene in the appeal. Hearing before the Court of Appeal is scheduled for April 15, 2021. Pending a favorable judgment in the appellate court, any final proceeds would be subject to post judgment interest, a contingent fee owed to legal counsel and applicable taxes. As the judgment is considered a contingent gain, any favorable outcome will be recognized in a future period when all appeals are exhausted. It is anticipated that the overall appeal process could take a year or more to complete.
Willowbrook, Illinois – Government Litigation
On October 30, 2018, the Illinois Attorney General and the State’s Attorney of DuPage County, Illinois, sued Sterigenics U.S., LLC (the “IAG Action”), alleging that authorized EO air emissions from a commercial sterilization facility Sterigenics formerly operated in Willowbrook, Illinois “cause, threaten, or allow air pollution” in violation of the Illinois Environmental Protection Act. The IAG Action did not assert that Sterigenics violated its permit from the Illinois Environmental Protection Agency (“IEPA”) authorizing Sterigenics’ release of regulated levels of EO at the Willowbrook facility.
On February 15, 2019, the acting IEPA director, John Kim, issued a “Seal Order” effectively precluding Sterigenics’ operations at the Willowbrook facility based on many of the same allegations asserted in the IAG Action. Sterigenics disputed those allegations and opposed the IEPA’s Seal Order. The Seal Order was resolved by a Consent Order entered on September 6, 2019. The Consent Order provided that Sterigenics did not admit the allegations of the IAG Action, provided for the removal of the Seal Order and allowed the Willowbrook facility to reopen upon implementation of supplemental emissions control measures consistent with a new law that became effective in Illinois in June 2019 and an IEPA permit, which the IEPA approved in September 2019. Following entry of the Consent Order, the Seal Order was withdrawn.
On September 30, 2019, Sterigenics announced the closure of the Willowbrook facility due to the inability to reach an agreement with its landlord to renew the facility’s lease and the unstable legislative and regulatory landscape in Illinois. Sterigenics is in the process of decommissioning the facility and completing the work required by the terms of its lease to return the property to the landlord.
On October 20, 2020 Sterigenics, the Illinois Attorney General and the State’s Attorney of DuPage County filed a Joint Motion to Terminate Consent Order, stating that the community projects which Sterigenics voluntarily agreed to fund have been completed and funded as required by the Consent Order, and that Sterigenics has permanently ceased operations and surrendered all permits for its operations in Willowbrook, Illinois. On October 27, 2020 the DuPage County Circuit Court entered the Agreed Order Terminating Consent Order.

Ethylene Oxide Tort Litigation - Illinois
Since September 2018, tort lawsuits on behalf of approximately 835 personal injury plaintiffs (which are further described in the following paragraphs) have been filed in Illinois state courts against Sotera Health LLC, Sterigenics U.S., LLC, GTCR, LLC and other parties related to Sterigenics’ Willowbrook, Illinois operations. Specifically, those plaintiffs allege that they suffered personal injuries including cancer and other diseases, or wrongful death, resulting from purported emissions and releases of EO from the Willowbrook facility. Additional derivative claims are alleged on behalf of other individuals related to these personal injury plaintiffs. Plaintiffs seek damages in an amount to be determined by the trier of fact. Sterigenics denies these allegations and intends to vigorously defend against these claims. Plaintiffs have voluntarily dismissed without prejudice a number of cases since September 2018, including certain individual cases alleging personal injuries and two class actions seeking damages for alleged diminution of property values.
Sterigenics sought consolidation of the cases for pretrial purposes, and in October 2019 obtained an order consolidating the then-pending cases and related cases filed in the future before Judge Lawler in the Cook County Circuit Court, Illinois (the “Consolidated Case”). All plaintiffs in the Consolidated Case filed a single Master Complaint on October 24, 2019 by which Sotera Health LLC was added as a co-defendant, followed by a First Amended Master Complaint on January 31, 2020. On April 28, 2020, the defendants filed motions to dismiss the claims in the First Amended Master Complaint. On August 17, 2020, the Court entered an order largely denying the motions to dismiss, and the same day plaintiffs filed a Second Amended Master Complaint.
Having been granted leave of Court on August 17, 2020 to add as defendants Griffith Foods Group, Inc., Griffith Foods, Inc., Griffith Foods International, Inc. and Griffith Foods Worldwide Inc., plaintiffs filed a Third Amended Master Complaint, adding those defendants, on October 30, 2020. Defendants’ responses to the Third Amended Master Complaint were filed on or about December 1, 2020. Each plaintiff in the Consolidated Case has filed an individual short form complaint, the last of which were filed on February 1, 2021 and defendants’ deadline for response will be 90-days after entry of an order setting the individual case for trial.
Written and deposition fact discovery is on-going in the Consolidated Case. Currently, there are no dates set for the close of fact discovery, for expert discovery or for dispositive motion practice. Plaintiffs have not yet made any specific damages claims.
A May 3, 2021 trial date has been set for Kamuda v. Sterigenics, the first-filed of the individual cases now included in the Consolidated Case, which is the first scheduled trial in these proceedings, but a General Administrative Order by the Presiding Judge of the Law Division, Cook County Circuit Court appears to have postponed that trial date. Four additional cases now included in the Consolidated Case were scheduled for trials starting in June, August, September and November 2021 but it appears that at least the first of those trials will be postponed in light of the General Administrative Order. We anticipate that additional trials will be scheduled after 2021 in roughly the order in which the individual cases were filed.
Additional personal injury and property devaluation lawsuits may be filed in the future against Sotera Health LLC and Sterigenics U.S., LLC relating to Sterigenics’ Willowbrook facility or other EO sterilization facilities. Sotera Health LLC and Sterigenics U.S., LLC intend to defend themselves vigorously in all such EO tort litigation.
Ethylene Oxide Tort Litigation – Georgia
On May 19, 2020, a lawsuit against Sotera Health LLC, Sterigenics U.S., LLC and other parties was filed in the State Court of Cobb County, Georgia by 53 employees of a contract sterilization customer of Sterigenics. In the operative complaint, Plaintiffs claim personal injuries resulting from alleged exposure to residual EO while working at the customer’s distribution center in Lithia Springs, Georgia, allege they were unaware that they were being exposed to EO in their workplace and seek damages in an amount to be determined by the trier of fact. The deadline for defendants to respond to the operative Second Amended Complaint is March 31,2021. All defendants are being defended and indemnified by Sterigenics’ contract sterilization customer (plaintiffs’ employer and a co-defendant in the lawsuit).
In May 2020, the Cobb County, Georgia Board of Tax Assessors reduced certain residential property value assessments around the Sterigenics Atlanta facility by 10% citing an “Epd-identified environmental issue,” without supporting market data. On August 14, 2020, Sterigenics U.S., LLC filed a lawsuit against members of the Cobb County Board of Tax Assessors in the U.S. District Court for the Northern District of Georgia, seeking a declaration that the reduction in property value assessments is arbitrary and unlawful and is causing Sterigenics reputational and imminent economic harm. On February 5, 2021 the Court issued an order finding that Sterigenics lacks standing to obtain the relief sought and dismissed the case. Sterigenics has appealed that decision to the 11th Circuit Court of Appeals.

Since August 17, 2020, six lawsuits against Sotera Health LLC, Sterigenics U.S., LLC and other parties have been filed by plaintiffs in the State Court of Cobb County, Georgia and the State Court of Gwinnett County, Georgia in which plaintiffs allege that they suffered personal injuries and loss of consortium resulting from emissions and releases of EO from Sterigenics’ Atlanta facility. We are also defendants in lawsuits alleging that our Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. Plaintiffs in these cases seek various forms of relief including damages in amounts to be determined by the trier of fact. Sotera Health LLC filed motions to dismiss in all cases on personal jurisdiction grounds. Those motions remain pending. Sterigenics U.S., LLC and Sotera Health LLC filed a motion to dismiss the strict liability claim in each case. That motion was denied in one case pending in the State Court of Gwinnett County and the other motions remain pending.
Additional personal injury and property devaluation lawsuits may be filed in the future against Sotera Health LLC and Sterigenics U.S., LLC relating to Sterigenics’ Atlanta facility or other EO sterilization facilities. Sotera Health LLC and Sterigenics U.S., LLC intend to defend themselves vigorously in all such EO tort litigation.
Suspension of Georgia Facility Operations & Related Litigation
On August 7, 2019, Sterigenics U.S., LLC entered into a voluntary Consent Order with the Georgia Environmental Protection Division (“EPD”) under which Sterigenics agreed to install emissions reduction enhancements at its Atlanta facility to further reduce the facility’s EO emissions below already permitted levels. Sterigenics voluntarily suspended operations at the facility in early September 2019 to expedite completion of the enhancements. Installation of these enhancements is complete, and Sterigenics successfully tested the enhanced emissions controls in cooperation with EPD during the second quarter of 2020 while the facility was in operation.
In October 2019, while Sterigenics had voluntarily suspended the facility’s operations, Cobb County, Georgia officials asserted that the facility had an incorrect “certificate of occupancy” and could not resume operations without obtaining a new certificate of occupancy after a third-party code compliance review they required.
After the Cobb County officials would not allow Sterigenics to resume operations, on March 30, 2020, Sterigenics U.S., LLC filed a lawsuit in the United States District Court for the Northern District of Georgia against Cobb County, Georgia and Cobb County officials Nicholas Dawe and Kevin Gobble. In the lawsuit, Sterigenics sought immediate injunctive relief and permanent declaratory relief to resume normal operations of the Atlanta facility in the interest of public health and on the basis that the positions asserted by Cobb County were unfounded. On April 1, 2020 the Court entered a Temporary Restraining Order prohibiting Cobb County officials from precluding or interfering with the facility’s normal operations. On April 8, 2020, the Court entered a Consent Order extending the Temporary Restraining Order and allowing the facility to continue normal operations until entry of a final judgment in the case. On June 24, 2020 Sterigenics filed an amended complaint, and on July 22, 2020 defendants filed a motion to dismiss the claims. On November 9, 2020, the Court held a hearing and denied the motion to dismiss. Fact discovery is on-going. The court has entered a case management schedule including an April 23, 2021 date for the close of fact discovery, June 11, 2021 date for the close of expert discovery, and an August 27, 2021 date for the close of summary judgment briefing. A settlement conference is scheduled on June 25, 2021.
Ethylene Oxide Litigation – New Mexico
On December 22, 2020 the New Mexico Attorney General filed a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico against the Company, Sterigenics U.S., LLC and other subsidiaries alleging that emissions of EO from Sterigenics U.S., LLC’s sterilization facility in Santa Teresa, New Mexico constitute a public nuisance and have deteriorated the air quality in Santa Teresa and surrounding communities and materially contributed to increased health risks suffered by residents of those communities. The Complaint asserts claims for public nuisance, negligence, strict liability, violations of New Mexico’s Public Nuisance Statute and Unfair Practices Act and a request for a temporary restraining order and preliminary injunctive relief. On December 28, 2020 Sterigenics U.S., LLC removed the case to the United States District Court for the District of New Mexico. Plaintiff’s December 30, 2020 motion to remand the case to state court is fully briefed and awaiting ruling.
An unsigned Emergency Motion for Temporary Restraining Order and Injunctive Relief was also filed in state court on December 22, 2020 (“Emergency Motion”), which has been opposed by Sterigenics U.S., LLC. The Emergency Motion does not demand facility closure but seeks an order requiring Defendants to cease any and all uncontrolled emissions or releases of EO from the Santa Teresa facility, including by making certain modifications to sterilization processes at the facility.

Additional personal injury and property devaluation lawsuits may be filed in the future against the Company, Sterigenics U.S., LLC or other subsidiaries relating to Sterigenics’ Santa Teresa facility or other EO sterilization facilities. The Company, Sterigenics U.S., LLC and other subsidiaries intend to defend themselves vigorously in all such EO tort litigation.
*    *    *
We carry insurance for alleged environmental liabilities (including personal injury litigation like that pending in Illinois and Georgia described above), with limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook government and EO tort litigation was fully utilized by June 30, 2020. We have not provided for a contingency reserve in connection with these claims.
While we intend to vigorously defend the Illinois, Georgia and New Mexico proceedings described above and any other claims relating to our EO sterilization facilities, we are not able to predict the outcome of any litigation and there can be no assurance that we will be successful. We are unable to predict the incidence or outcome of such litigation or to reasonably estimate the possible range of any losses that could be incurred. An adverse outcome in one or more of these proceedings could have a material adverse effect on our business, financial condition and results of operations.
Zoetermeer, Holland Criminal Proceedings and Criminal Financial Investigation
In early 2010, the Dutch Public Prosecution Service started criminal proceedings against DEROSS Holding B.V. (“DEROSS B.V.”), formerly known as Sterigenics Holland B.V., in relation to certain EO emissions and alleged environmental permit violations in the period from 2004 to 2009 at its Zoetermeer processing facility. On the basis of the final indictment issued in April 2017, assuming a rarely applied increasing mechanism is not applied in this case, fines in the amount of €0.8 million (US$1.0 million) may be imposed.
In November 2010, the Public Prosecution Service also started a criminal financial investigation against DEROSS B.V. to determine whether it has obtained illegal advantages by committing the alleged criminal offenses noted above. Any illegally obtained advantage could then be recovered from DEROSS B.V. in subsequent confiscation proceedings. According to the October 2013 report of this criminal financial investigation, the Public Prosecution Service estimates the illegally obtained advantage by DEROSS B.V. to be in the amount of €0.6 million (US$0.7 million).
In January 2018, the trial in first instance took place in the criminal case against DEROSS B.V., and in February 2018, the court discharged DEROSS B.V. from further prosecution on one of the two counts asserted and acquitted DEROSS B.V. on the other count. In March 2018, the public prosecutor filed an appeal against the favorable judgment in first instance for DEROSS B.V., as well as the favorable judgments in first instance for the two individuals overseeing environmental compliance during the time period of the alleged claims and the municipality of Zoetermeer. The appeal procedure is pending.
DEROSS B.V. has agreed to defend and indemnify the two individuals overseeing environmental compliance during the time period of the alleged claims by the Public Prosecutor. Assuming a rarely applied increasing mechanism is not applied in this case, the possible monetary penalties relating to the individuals currently are estimated at a maximum of €0.2 million (US$0.2 million).
In 2011, former shareholders established an escrow account to satisfy indemnity claims for losses resulting from governmental claims related to this matter, including those relating to environmental law violations, financial advantage claims, as well as criminal and civil fines and penalties. The balance of the special escrow at December 31, 2020, was approximately $2.1 million and the cash collateral held by ABN Amro to provide security for the claims against us was approximately €2.4 million (US$2.9 million) as of December 31, 2020. These amounts are available to satisfy claims relating to the ongoing matter through its anticipated resolution. At this time, we expect that the appeal of this matter will likely take several years to resolve, barring unforeseen delays. However, we believe the indemnification receivable continues to be recoverable and plan to ensure escrow funds remain in place to cover outcomes of an appeal.
It is possible that individuals living in the vicinity of our former Zoetermeer facility may file civil claims at some time in the future. While we have received letters from a small number of individuals claiming to live or work in the vicinity of the Zoetermeer facility, no civil claims have been filed against DEROSS B.V. or us. We have not provided for a contingency reserve in connection with any civil claims as we are unable to determine the likelihood of an unfavorable outcome and no reasonable estimate of a loss or range of losses, if any, can be made.

Item 4. Mine Safety Disclosures
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth information about our executive officers as of March 1, 2021:

Name	Age	Position

Michael B. Petras, Jr.	53	Chairman and Chief Executive Officer
Scott J. Leffler	46	Chief Financial Officer and Treasurer
Michael (Mike) P. Rutz	49	President of Sterigenics
Matthew J. Klaben	51	Senior Vice President, General Counsel and Secretary
Set forth below is a brief description of the business experience of our executive officers.
Michael B. Petras, Jr. has served as our Chief Executive Officer since June 2016, as the Chairman of our board of directors since October 2020, as the Chairman of the board of managers of Sotera Health Topco, L.P. (“Topco Parent”) since January 2019 and as a member of Topco Parent’s board of managers since June 2016. Prior to joining Sotera Health, Mr. Petras served as chief executive officer of Post-Acute Solutions at Cardinal Health, Inc., a multinational healthcare services company, from 2015 to 2016 and chief executive officer of Cardinal Health at-Home at Cardinal Health, Inc. from 2013 to 2015. From 2011 to 2013, he was the chief executive officer for AssuraMed Holdings, Inc., a medical products supplier owned by the Clayton, Dubilier & Rice and Goldman Sachs private equity firms, which was sold to Cardinal Health, Inc. in 2013. From 2008 to 2011, Mr. Petras was president and chief executive officer at GE Lighting, a General Electric Company (“GE”) business unit. During his over 20 year career at GE, he held several management positions in multiple disciplines. Mr. Petras holds a B.S.B.A. in finance from John Carroll University and an M.B.A. in marketing from Case Western Reserve University. He was selected to serve on our board of directors because of his perspective as our Chief Executive Officer as well as his extensive commercial, financial and general management experience across many global industries.
Scott J. Leffler has served as our Chief Financial Officer and Treasurer since April 2017. Prior to joining Sotera Health, Mr. Leffler served as chief financial officer at Exal Corporation (now known as Trivium Packaging), a specialty manufacturer of aluminum containers, from September 2016 to March 2017. From September 2008 to September 2016, he held various positions including vice president and treasurer at PolyOne Corporation (now known as Avient), a formulator of specialty chemicals. Prior to that, he served in corporate treasury at Novelis Incorporated, a manufacturer of rolled aluminum. Mr. Leffler holds a B.A. in economics and history from Yale University and an M.B.A. from Emory University. He is a certified public accountant (inactive) and a certified treasury professional (inactive).
Michael (Mike) P. Rutz has served as President of Sterigenics since October 2020. Prior to that, Mr. Rutz was Chief Operating Officer of Sterigenics from May 2020 to October 2020. Prior to joining Sotera Health, he was senior vice president and general manager of the Semiconductor Business Unit at Littlefuse, Inc., a multinational electronic manufacturing company, where he was responsible for leading sales, marketing, product development, operations and business development for power and protection based semiconductor products. Mr. Rutz joined Littlefuse in 2014 as senior vice president of global operations, overseeing the company’s manufacturing, procurement, planning, quality, and operational excellence initiatives. Prior to joining Littlefuse, Mr. Rutz served as senior vice president global supply chain at WMS Gaming, a Chicago-based manufacturer of equipment and software for the gaming industry. Mr. Rutz also spent 16 years with Motorola in the paging, cellular and networking groups, most recently as vice president, networks supply chain. Mr. Rutz holds a Bachelor’s degree in mechanical engineering from the University of Michigan and Master’s degrees in mechanical engineering and management from the Massachusetts Institute of Technology.
Matthew J. Klaben has served as our Senior Vice President, General Counsel and Secretary since November 2016. Prior to joining Sotera Health, he was the vice president, general counsel and secretary of Chart Industries, Inc., a diversified global manufacturer of highly engineered equipment servicing multiple market applications in energy and industrial gas in Cleveland, Ohio from 2006 to 2016. Prior to that, he was a partner at Calfee, Halter & Griswold LLP, a law firm in Cleveland, Ohio. Mr. Klaben holds a B.A. in international relations and German from Canisius College, a Fulbright Certificate from the University of Bonn (Germany) and a J.D. from Cornell Law School.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
The Company’s common stock is listed on the Nasdaq under the ticker symbol “SHC.”
Holders
As of February 24, 2021, we had approximately 72 holders of record of our common stock. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.
Dividends
We do not currently expect to pay any dividends on our common stock. Instead, we intend to use any future earnings for the operation and growth of our business and the repayment of indebtedness.
Future cash dividends, if any, will be at the discretion of our board of directors and will depend upon, among other things, our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our board of directors deems relevant. The timing and amount of future dividend payments will be at the discretion of our board of directors.
Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. The agreements governing our existing indebtedness contain negative covenants that limit, among other things, our ability to pay cash dividends on our common stock, and the terms of any future loan agreement into which we may enter or any additional debt securities we may issue are likely to contain similar restrictions on the payment of dividends. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends.
Unregistered Sales of Equity Securities
On November 18, 2020, we effected a forward stock split to reclassify all 3,000 shares of our common stock outstanding as 232,400,200 shares.
The issuance of these shares of common stock was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, as a transaction by an issuer not involving any public offering. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions or any public offering.
Purchase of Equity Securities by the Issuer
We entered agreements with certain executive officers to repurchase shares of our common stock beneficially owned by them in private transactions at a purchase price per share equal to the initial public offering price per share of our common stock less the underwriting discounts and commissions payable thereon. The total number of shares repurchased on November 24, 2020 was 1,568,445.
Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Standard and Poors (“S&P”) 500 Global Health Care Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 20, 2020, the date our common stock began trading on the Nasdaq, and its relative performance is tracked through December 31, 2020. The returns shown are based on historical results and are not intended to suggest future performance.

Cumulative Total Return Among Sotera Health Company, the NASDAQ Composite Index, and the S&P 500 Health Care Index
$110
$108
$106
$104
$102
$100
$98
$109.3
$108.8
$104.8
$100
November 20, 2020
December 31, 2020
Sotera Health
Nasdaq Composite
S&P 500 Health Care

The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
Use of Proceeds from Public Offering of Common Stock
On November 24, 2020, we closed our initial public offering (“IPO”), in which we sold 53,590,000 shares of our common stock at a price of $23.00 per share, including the full exercise by the underwriters of their option to purchase up to an additional 6,990,000 shares of common stock. The offer and sale of these shares in the IPO were registered under the Securities Act pursuant to an effective registration statement on Form S-1 (File No. 333-249648). We raised approximately $1.2 billion in net proceeds after deducting underwriters’ discounts and commissions of approximately $70.9 million and before deducting offering costs of approximately $5.7 million. We used the net proceeds received by us from the IPO to (i) redeem $770.0 million in aggregate principal amount of our Second Lien Notes, plus accrued and unpaid interest thereon and $15.4 million of redemption premium, (ii) repurchase 1,568,445 shares of our common stock from certain of our executive officers at a purchase price per share equal to the initial public offering price per share of our common stock less an amount equal to the underwriting discounts and commissions payable thereon and (iii) repay $341.0 million of the outstanding indebtedness under our Term Loan, plus accrued and unpaid interest thereon. The representatives of the underwriters of our IPO were J.P Morgan Securities LLC, Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and Jefferies LLC.
Item 6. Selected Financial Data
The following tables present our summary historical consolidated statements of operations data and statements of cash flows data for the years ended December 31, 2020, 2019 and 2018, and the summary historical balance sheet data as of December 31, 2020, 2019 and 2018 derived from our audited consolidated financial statements.
The following summary consolidated financial data should be read in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto.

Statement of Operations Data:	Year Ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Total net revenues	$818,158	$778,327	$746,149
Gross profit	443,572	395,431	357,252
Operating income	206,018	183,597	80,847
Net loss	(37,491)	(20,425)	(5,876)
Loss per share:
Basic and diluted	$(0.16)	$(0.09)	$(0.03)
Weighted-average number of shares outstanding(a):
Basic and diluted	237,696	232,400	232,400
Selected cash flow data:
Net cash provided by operating activities	$120,585	$149,041	$119,563
Net cash provided by (used in) investing activities(b)	(158,694)	(57,257)	96,638
Net cash provided by (used in) financing activities	73,432	(126,030)	(191,857)
(a)Share amounts and per share data give retroactive effect to the forward stock split as described in Note 17, “Earnings (Loss) Per Share”.
(b)Includes purchases of property, plant and equipment of $53,507, $57,257 and $72,613, respectively (which includes Co-60 held at gamma irradiation sites).

Balance Sheet Data:	As of December 31,
(in thousands)	2020	2019	2018
Working capital(c)	$174,417	$128,364	$169,488
Total assets	2,761,279	2,580,674	2,708,584
Total long-term debt (including current portion, less unamortized debt issuance costs and debt discounts)	1,824,789	2,817,204	2,204,906
Total liabilities	2,306,705	3,221,806	2,663,093
Total equity (deficit)	454,574	(641,132)	45,491
(c)Working capital represents current assets less current liabilities.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors we describe in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
OVERVIEW
We are a leading global provider of mission-critical sterilization and lab testing and advisory services to the medical device and pharmaceutical industries. We are driven by our mission: Safeguarding Global Health®. We provide end-to-end sterilization as well as microbiological and analytical lab testing and advisory services to help ensure that medical, pharmaceutical and food products are safe for healthcare practitioners, patients and consumers in the United States and around the world. Our customers include more than 40 of the top 50 medical device companies and eight of the top ten global pharmaceutical companies (based on revenue). Our services are an essential aspect of our customers’ manufacturing process and supply chains, helping to ensure sterilized medical products reach healthcare practitioners and patients. Most of these services are necessary for our customers to satisfy applicable government requirements. We give our customers confidence that their products meet regulatory, safety and effectiveness requirements. With a combined tenure across our businesses of nearly 200 years and our industry-recognized scientific and technological expertise, we help to ensure the safety of millions of patients and healthcare practitioners around the world every year. Across our 64 facilities worldwide, we have nearly 3,000 employees who are dedicated to safety and quality. We are a trusted partner to more than 5,800 customers in over 50 countries.
We serve our customers throughout their product lifecycles, from product design to manufacturing and delivery, helping to ensure the sterility, effectiveness and safety of their products for the end user. We operate across two core businesses: sterilization services and lab services. Each of our businesses has a longstanding record and is a leader in its respective market, supported and connected by our core capabilities including deep end market, regulatory, technical and logistics expertise. The combination of Sterigenics, our terminal sterilization business, and Nordion, our Co-60 supply business, makes us the only vertically integrated global gamma sterilization provider in the sterilization industry. This provides us with additional insights and allows us to better serve our customers. For financial reporting purposes, our sterilization services business consists of two reportable segments, Sterigenics and Nordion, and our lab services business consists of one reportable segment, Nelson Labs.
For the year ended December 31, 2020, we recorded net revenues of $818.2 million, net loss of $37.5 million, Adjusted Net Income of $99.1 million and Adjusted EBITDA of $419.9 million. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income (loss), please see “Non-GAAP Financial Measures.” More than 90% of our sterilization services revenues for year ended December 31, 2020 were from customers under multi-year contracts.
TRENDS AND KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
We expect that our performance and financial condition will continue to be driven by the key trends impacting our industries, customers and their end markets as outlined in Item 1, “Business”. In addition, we believe the following trends and key factors have underpinned our recent operating results and may continue to affect our performance and financial condition in future periods.
•Continue to drive organic growth. We drive organic growth through increasing utilization of our existing capacity and expanding our capacity and service offerings. In our Sterigenics business, we are investing in additional capacity at existing facilities and building new facilities. In our Nordion business, we are developing further supply relationships and expanding our capabilities to source Co-60 from additional reactors. In our Nelson Labs business, we are investing to expand our geographic reach, technical expertise and regulatory know-how to stay ahead of the dynamic and increasingly stringent regulatory landscape in the healthcare industry, and drive growth in our advisory services offering.
•Disciplined and strategic M&A activity. We have completed several strategic transactions that have expanded our addressable market and enhanced our global capabilities and footprint. In 2017, we acquired Toxikon Europe NV (now known as Nelson Laboratories Europe), a lab services business with extractable and leachables testing services. In 2018, we acquired Gibraltar Laboratories, Inc. (now known as Nelson Laboratories Fairfield, Inc.) (“Nelson Fairfield”), a provider of microbiological and analytical chemistry testing. In July 2020, we acquired Iotron Industries Canada, Inc. (“Iotron”), an E-beam processing services and equipment provider. In March 2021, we acquired BioScience Laboratories, LLC based in Bozeman, Montana, for approximately $15 million, bringing expertise in antimicrobial and virology testing to our Nelson Labs segment. We also completed the sale of our former Medical Isotopes business to a subsidiary of BWX Technologies, Inc. in 2018 to monetize a noncore asset, the proceeds from which we reinvested in our core businesses. We are continuing to pursue strategic acquisitions to grow our footprint and expand our capabilities.
•Business optimization and cost savings initiatives. We have conducted several business optimization and cost savings projects in connection with the integrations of Nordion and Nelson Labs and the creation of the Sotera Health “One Company” platform. These projects included consolidation of certain back office functions into a shared service model, optimization and harmonization of certain systems, insurance lines and benefits programs and rebranding the company under the name Sotera Health. Additionally, we have realigned our operating structure and made enhancements to certain processes. These projects have resulted in more efficient operations, working capital improvement and a more integrated and robust control and governance environment. For the years ended December 31, 2020 and 2019 we incurred $2.5 million and $4.2 million, respectively, in connection with implementing these projects. These measures have contributed in part to our 1.6% operating margin improvement and 2.5% of Adjusted EBITDA margin improvement in 2020, and our 12.8% operating margin improvement and 3.2% of Adjusted EBITDA margin improvement in 2019. For the definition of Adjusted EBITDA and the reconciliation of these measures from net income (loss), please see “Non-GAAP Financial Measures.”
•Exit activities and litigation costs. We are currently the subject of a series of tort lawsuits alleging personal injury by purported exposure to EO emitted by our facility in Willowbrook, Illinois. We are also the subject of tort lawsuits alleging personal injury and property devaluation by purported exposure to EO emitted by our facility in Atlanta, Georgia. We deny these allegations and are vigorously defending against these claims. In addition, we have been involved in litigation with local officials related to claims of loss of neighboring property value. We have resumed operations at our Atlanta facility that had been temporarily suspended to facilitate enhancements to our EO emissions control equipment. We are also defendants in a lawsuit brought by the State of New Mexico Attorney General alleging that emissions of EO from our Santa Teresa facility constitute a public nuisance, have materially contributed to increased health risks suffered by residents in the area, and that injunctive relief should be awarded requiring us to cease any and all uncontrolled emissions or releases of EO from the Santa Teresa facility, including by making certain modifications to sterilization processes at the facility. We expect that our litigation costs will increase during the pendency of these cases, particularly as the per occurrence limit of our environmental liability insurance was reached for the Willowbrook litigation in the second quarter of 2020 and as we prepare for the commencement of the first personal injury trials for the Willowbrook litigation currently scheduled to occur in 2021. See Item 3, “Legal Proceedings” and Note 20, “Commitments and Contingencies” to our consolidated financial statements. For the years ended December 31, 2020 and December 31, 2019, we recorded costs of $36.7 million and $11.2 million, respectively, relating to legal and other professional service costs associated with the Willowbrook, Atlanta, and Santa Teresa facilities. On September 30, 2019, we announced plans to exit our EO sterilization operations in Willowbrook and recorded a fixed asset impairment and have continued to incur certain transitional costs during the closure process including lease costs, payroll and utility expenses. For the years ended December 31, 2020 and December 31, 2019, we recorded costs of $2.6 million and $1.7 million, respectively, relating to the closure of our Willowbrook facility.

•Impacts of our IPO. We completed the initial public offering of our common stock in November 2020. The IPO generated net proceeds of $1.2 billion after deducting underwriting discounts, commissions and other offering costs. In conjunction with the IPO, we recognized $4.9 million of share based compensation expense as further described in Note 16, “Share-Based Compensation” to our consolidated financial statements. As a newly public company we will incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional board fees and director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations expenses. These costs will generally be classified as Selling, General & Administrative (“SG&A”) expenses. Additionally, in connection with our IPO, we implemented the 2020 Plan (as previously defined in Item 1A, “Risk Factors”), a long-term equity incentive plan to align our equity compensation program with public company plans and practices.
•Borrowings, financing costs and financial leverage. In December 2019, SHH entered into new Senior Secured Credit Facilities (which consist of a senior secured first lien term loan and senior secured first lien revolving credit facility). The Senior Secured Credit Facilities were subsequently amended on December 17, 2020 to include a revolving commitment increase and additional letter of credit sublimits. In July 2020, SHH also issued $100.0 million of senior secured first lien notes to finance, in part, the Iotron acquisition. A portion of the net proceeds from our IPO were used to redeem all of the outstanding $770.0 million Second Lien Notes and to repay a portion of the outstanding indebtedness under our Term Loan. For these two transactions combined, we wrote off $28.9 million of debt issuance and discount costs and recognized $15.4 million in premiums paid. The majority of our long-term debt, all of which is prepayable, is not due until 2026 or later. In January 2021, we closed on an amendment repricing our Term Loan which resulted in an effective reduction in current interest rates of 2.25% and expected cash interest savings of approximately $40.0 million per year. Interest savings will be partially offset by cash and non-cash charges incurred in the first quarter of 2021 associated with the repricing amendment. Going forward, absent any changes in interest rates, we expect a decrease in cash interest expense in future periods due to a combination of lower outstanding debt and reduced pricing.
•Impact of U.S. tax reform. On December 22, 2017, the Tax Cuts & Jobs Act (“TCJA”) was signed into law. The legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates to 21%, implementing an inclusion item for global intangible low-taxed income (“GILTI”) and limiting interest expense deductions to 30% of U.S. adjusted taxable income. The CARES Act was signed into law on March 27, 2020 and temporarily increases the interest expense deduction limitation to 50% of U.S. adjusted taxable income for both 2019 and 2020. On July 23, 2020, 951A final regulations were published that exempt income subject to a high rate of foreign tax from inclusion under GILTI for tax years beginning after December 31, 2017.
In 2020 and 2019, we recognized GILTI current tax expense of $2.6 million and $10.3 million, respectively, as a result of final 951A regulations. The TCJA limits the deductibility of interest expense in any given year and any amounts not currently deductible may be carried forward indefinitely. At December 31, 2020 and 2019, we had $68.0 million and $41.5 million, respectively, of deferred tax assets relating to interest expense from 2020 and prior years that was not deductible in the originating period. Although the CARES Act provides for an increased interest expense deductibility limitation, the reduction in Adjusted Taxable Income (“ATI”) realized as a result of the final 951A regulations resulted in a $43.8 million valuation allowance recorded in the year ended December 31, 2020 compared to $23.0 million for the year ended December 31, 2019. We do not expect to fully realize the benefit of interest expense incurred in future periods and therefore may recognize a valuation allowance on any related deferred tax assets generated in those future periods that will impact our annual effective income tax rate.
•Foreign currency exchange rates. As a result of our global operations, we generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than the U.S. dollar. We translate the assets, liabilities, net revenues and expenses of all of our operations into U.S. dollars at applicable exchange rates, and therefore we experience gains and losses related to exchange rate fluctuations. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk.” From time to time, as and when we determine it is appropriate and advisable to do so, we may seek to mitigate the cash effect of exchange rate fluctuations through the use of derivative financial instruments. In the fourth quarter of 2020 we entered into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our European and Canadian subsidiaries. The foreign currency forward contracts expired ratably on a monthly basis. The fair value of the outstanding foreign currency forward contracts was zero as of December 31, 2020 or 2019.
•Impact of COVID-19 pandemic. The global impact of the COVID-19 pandemic, including the governmental responses, has affected our operations beginning in the first quarter of 2020. There has been an increase in deferred elective procedures, which has negatively impacted demand for some of our products and services as a result of a decrease in the need for sterilized medical devices used in these procedures. There has also been reduced demand for some of our lab testing services and impacts to Sterigenics processing volumes where employee availability has been temporarily reduced. Although our operations are considered “essential” in all locations where we operate, we have experienced, and may experience in the future, temporary facility closures while awaiting appropriate government approvals in certain jurisdictions or delays in delivering products or services to customers. We have experienced delayed deliveries, primarily in our Nordion business, at certain locations as a result of governmental travel restrictions enacted in response to the COVID-19 pandemic. The extent to which our operations will continue to be impacted by the pandemic will largely depend on future developments, which are highly uncertain and cannot be predicted.
COMPONENTS OF OUR RESULTS OF OPERATIONS
Net Revenues
Service revenues consist of revenue generated from contract sterilization and lab testing and advisory services within our Sterigenics and Nelson Labs segments, respectively. Service revenues also consist of Co-60 installation and disposal revenues and production irradiator refurbishments and installation services within our Nordion segment. Product revenues consist of revenues generated from sales of Co-60 radiation sources and production irradiators. Provisions for discounts, rebates to customers, and other adjustments are provided for as reductions in net revenues. Refunds, returns, warranties and other related obligations are not material to any of our business units, nor do we incur material incremental costs to secure customer contracts.
Cost of Revenues
Our cost of revenues consists primarily of direct materials, utilities, labor and related benefit costs, and depreciation and amortization. Although the cost of utilities and direct materials can fluctuate, the remaining components of cost of revenues are generally more stable. Direct material costs relating to service revenues primarily includes EO gas, nitrogen gas and Co-60. The physical decay of Co-60 assets is included within depreciation expense as a cost of revenue. Direct material costs relating to product revenues also include the costs associated with acquiring Co-60 in finished or semi-finished form, acquiring Co-59 in a form ready for insertion into reactors for conversion into Co-60, the reactor time and associated services to convert Co-59 into Co-60, and parts and equipment associated with building and maintaining production irradiators.
Operating Expenses
SG&A Expenses
SG&A primarily consists of compensation and benefits costs and general operating and administrative expenses, including professional service fees (which include finance and legal costs), travel and entertainment expenses, and other general and administrative expenses. Share-based compensation expense is also included in SG&A. At December 31, 2020, unvested awards have remaining unrecognized share-based compensation expense of $46.2 million consisting of the following: 1) $9.3 million related to pre-IPO time vesting awards, and 2) stock options and restricted stock unit awards granted in connection with the November 2020 initial public offering totaling $19.9 million and $17.0 million, respectively. The compensation expense for pre-IPO awards will be recognized over a weighted average period of 2.7 years, and the IPO-related stock options and restricted stock unit awards will be recognized over a weighted average period of 3.9 years and 3.7 years, respectively. We recognized $11.0 million and $6.9 million of total non-cash share-based compensation expense for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, $4.9 million of this expense related to pre-IPO performance vesting awards and was recognized in conjunction with the IPO as the market condition was considered probable. However, as of December 31, 2020, the performance vesting conditions were not yet met.
 Amortization of Intangible Assets
Amortization of intangible assets primarily consists of expense associated with customer relationship intangibles, the majority of which relate to the fair values attributed to these assets upon the recapitalization of the Company in connection with the acquisition by the Sponsors in 2015. These customer relationship intangibles were initially assigned a useful life of ten years and have a remaining useful life of approximately five years. These customer relationship intangible assets account for $49.8 million of our current annual amortization expense and are expected to be fully amortized in 2025. Amortization expense fluctuates when we have an acquisition, disposition, impairment charge, or as their useful lives expire. We expect intangible assets related to future acquisitions and the associated amortization expense will increase over time as we execute on our strategy to pursue acquisition targets that are complementary to our businesses.
Impairment
We review tangible and intangible assets for impairment on a regular basis. Impairment charges in 2019 were incurred primarily in connection with the closure of the Willowbrook facility.
Operating Income
Operating income represents gross profit, less SG&A, amortization of intangible assets and impairment charges.
Interest Expense, Net
Interest expense, net, represents interest paid or accruing on our outstanding indebtedness and the amortization of debt discount and debt issuance costs. Interest expense is affected by changes in average outstanding indebtedness (including capital lease obligations) and variable interest rates. We present interest expense net of interest income, which primarily consists of interest earned on cash on hand.
Other Income, Net
Other income, net primarily consists of changes in the fair value of the embedded derivatives in Nordion’s contracts, the net impact of pension related benefits and income related to deferred income on a lease associated with the divestiture of the Medical Isotopes business.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes.
Net Income (Loss) Attributable to Noncontrolling Interests
We conduct our operations through our subsidiaries. As of December 31, 2020, our subsidiaries were wholly owned by us, except for outstanding noncontrolling interests of 15% and 33% at our two China subsidiaries, respectively. In addition, a 15% noncontrolling interest remains related to the acquisition of Nelson Fairfield. Pursuant to the terms of the transaction, we acquired 85% of the equity interests of Nelson Fairfield and are required to acquire the 15% noncontrolling interest within three years from the date of the acquisition (August 2021). For accounting purposes, we consolidate the results of operations of these subsidiaries with our results of operations and reflect the noncontrolling interests of our two China subsidiaries on our consolidated statements of operations and comprehensive income (loss) as net income (loss) attributable to noncontrolling interests. Because the purchase obligation for the remaining 15% ownership of Nelson Fairfield is mandatory (valued at $13.6 million as of December 31, 2020), none of its earnings are allocated to noncontrolling interests.
In the first quarter of 2021, we entered into binding agreements to purchase the outstanding noncontrolling interests of 15% and 33% of our two China subsidiaries, respectively. The purchase transactions are expected to close no later than the second quarter of 2021.
In July 2020, we acquired a 60% equity ownership interest in a joint venture to construct an E-beam facility in Alberta, Canada in connection with our acquisition of Iotron. Refer to Note 4, “Acquisitions and Dispositions” of our consolidated financial statements for additional information. We have determined this to be an investment in a variable interest entity (“VIE”). The investment is not consolidated as the Company has concluded that we are not the primary beneficiary of the VIE. The Company accounts for the joint venture using the equity method. The investment is reflected within “Investment in unconsolidated affiliate” on the Consolidated Balance Sheets within our consolidated financial statements.
Constant Currency Sales Growth
“Constant currency” is a non-GAAP financial measure we use to assess performance excluding the impact of foreign currency exchange rate changes. Constant currency sales growth is calculated by translating prior year sales in local currency at the average exchange rates applicable for the current period. The translated results are then used to determine year-over-year percentage increases or decreases. We generally refer to such amounts calculated on a constant currency basis as excluding the impact of foreign currency exchange rates. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
Adjusted Net Income and Adjusted EBITDA (Non-GAAP)
We use Adjusted Net Income and Adjusted EBITDA, non-GAAP financial measures, as the principal measures of our operating performance. Management believes Adjusted Net Income and Adjusted EBITDA are useful because they allow management to more effectively evaluate our operating performance and compare the results of our operations from period to period without the impact of certain non-cash items and non-routine items that we do not expect to continue at the same level in the future and other items that are not core to our operations. We believe that these measures are useful to our investors because they provide a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. In addition, we believe Adjusted Net Income and Adjusted EBITDA will assist investors in making comparisons to our historical operating results and analyzing the underlying performance of our operations for the periods presented. Our management also uses Adjusted Net Income and Adjusted EBITDA in their financial analysis and operational decision-making and Adjusted EBITDA serves as the metric for attainment of our primary annual incentive program. Adjusted Net Income and Adjusted EBITDA may be calculated differently from, and therefore may not be comparable to, a similarly titled measure used by other companies.
For more information regarding our definition and calculation of Adjusted Net Income and Adjusted EBITDA, including information about its limitations as a tool for analysis and reconciliation to the most directly comparable financial measures calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” within this Item.
Segment Income
Segment income is the primary earnings measure we use to evaluate the performance of our reportable segments, as disclosed in Note 22, “Segment and Geographic Information” to our consolidated financial statements. Costs associated with support functions that are not directly associated with one of the three reportable segments, such as corporate operating expenses for executive management, accounting, information technology, legal, human resources, treasury, corporate development, tax, purchasing, and marketing, are allocated to the segments based on net revenue. Segment income excludes certain items which are included in "Provision (benefit) for income taxes” as determined in our Consolidated Statements of Operations and Comprehensive Income (Loss).

CONSOLIDATED RESULTS OF OPERATIONS
Year Ended December 31, 2020 as compared to Year Ended December 31, 2019
The following table sets forth the components of our results of operations for the years ended December 31, 2020 and 2019.

(thousands of U.S. dollars)	2020	2019	$ Change	% Change

Total net revenues	$818,158	$778,327	$39,831	5.1%
Total cost of revenues	374,586	382,896	(8,310)	(2.2)%
Total operating expenses	237,554	211,834	25,720	12.1%
Operating income	206,018	183,597	22,421	12.2%
Net loss	(37,491)	(20,425)	(17,066)	83.6%
Adjusted Net Income(1)	99,124	100,386	(1,262)	(1.3)%
Adjusted EBITDA(1)	419,859	379,932	39,927	10.5%
(1)Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For more information regarding our calculation of Adjusted Net Income and Adjusted EBITDA, including information about their limitations as tools for analysis and a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted Net Income and Adjusted EBITDA, please see the reconciliation included below in “Non-GAAP Financial Measures.”

Total Net Revenues
The following table compares our revenues by type for the year ended December 31, 2020 to the year ended December 31, 2019. Results from Iotron are included in the Sterigenics segment for the post-acquisition period beginning July 31, 2020.

(thousands of U.S. dollars) Net revenues for the year ended December 31,	2020	2019	$ Change	% Change

Service	$713,520	$673,037	$40,483	6.0%
Product	104,638	105,290	(652)	(0.6)%
Total net revenues	$818,158	$778,327	$39,831	5.1%
Net revenues were $818.2 million in the year ended December 31, 2020, an increase of $39.8 million, or 5.1%, as compared with the prior year. Excluding the impact of foreign currency exchange rates, net revenues in the year ended December 31, 2020 increased approximately 5.0% compared with the same period in 2019.
Service revenues
Service revenues increased $40.5 million, or 6.0%, to $713.5 million in 2020 as compared to $673.0 million in 2019. The increase in net service revenues reflected a $18.4 million favorable impact from pricing in our Sterigenics segment, $16.3 million of increased demand for services related primarily to testing of personal protective equipment used to provide protection against COVID-19 in our Nelson Labs segment, and a $9.9 million increase in revenues from the July 31, 2020 acquisition of Iotron. These factors were partially offset by a $5.4 million unfavorable impact due to the temporary suspension of operations at our Atlanta facility and the permanent closure of the Willowbrook facility and reduced demand for some Nelson Labs testing services as a result of the COVID-19 pandemic.
Product revenues
Product revenues decreased $0.7 million, or 0.6%, to $104.6 million in the year ended December 31, 2020 as compared to $105.3 million in the year ended December 31, 2019. The decrease in product revenues was primarily attributable to a $5.2 million decrease in volume relating to the deferral of medical use Co-60 sales due to COVID-19 disruptions coupled with a $1.1 million unfavorable impact from the weakening of the Canadian dollar compared to the U.S. dollar in 2020 as compared to the prior year, partially offset by the impact from favorable pricing of $5.7 million.

Total Cost of Revenues
The following table compares our cost of revenues by type for the year ended December 31, 2020 to the year ended December 31, 2019.

(thousands of U.S. dollars) Cost of revenues for the year ended December 31,	2020	2019	$ Change	% Change

Service	$333,359	$333,290	$69	—%
Product	41,227	49,606	(8,379)	(16.9)%
Total cost of revenues	$374,586	$382,896	$(8,310)	(2.2)%
Total cost of revenues accounted for approximately 45.8% and 49.2% of our consolidated net revenues for the year ended December 31, 2020 and 2019, respectively.
Cost of service revenues
Cost of service revenues increased $0.1 million for the year ended December 31, 2020 as compared to the prior year. The increase was primarily attributable to $1.7 million of incremental labor and other costs to support the increased demand for services related primarily to testing of personal protective equipment as well as an increase of approximately $2.4 million associated with the Iotron acquisition. This increase was partially offset by a $5.3 million reduction in costs as a result of the closure of the Willowbrook facility.
 Cost of product revenues
Cost of product revenues decreased $8.4 million, or 16.9%, for the year ended December 31, 2020 as compared to the prior year. The decrease was primarily a result of reduced sales volumes of medical-use Co-60 as referenced above coupled with a favorable mix of Co-60 suppliers of $2.3 million.
Operating Expenses
The following table compares our operating expenses for the year ended December 31, 2020 to the year ended December 31, 2019:

(thousands of U.S. dollars) Operating expenses for the Year Ended December 31,	2020	2019	$ Change	% Change

Selling, general and administrative expenses	$178,525	$147,480	$31,045	21.1%
Amortization of intangible assets	59,029	58,562	467	0.8%
Impairment of long-lived assets	—	5,792	(5,792)	(100.0%)
Total operating expenses	$237,554	$211,834	$25,720	12.1%
Operating expenses accounted for approximately 29.0% and 27.2% of our consolidated net revenues for the year ended December 31, 2020 and 2019, respectively.
SG&A
SG&A increased $31.0 million, or 21.1%, for the year ended December 31, 2020 as compared to the prior year. The increase was driven primarily by the following:
•a $26.7 million increase in third party professional fees, including $25.5 million of legal and other professional services expenses, associated with EO litigation; the majority of these expenses were recorded in the second half of 2020, as the per occurrence limit of our environmental liability insurance had been reached for the Willowbrook litigation in the second quarter of 2020;
•$3.0 million in professional fees associated with the July 2020 acquisition of Iotron; and

•$2.7 million in costs directly associated with the COVID-19 pandemic in the current year, including donations to related charitable causes and special bonuses for front-line personnel working on-site during lockdown periods.
Partially offsetting the above increases was a $3.0 million decrease in travel expenses due to the COVID-19 pandemic in the current year.
  Amortization of intangible assets
Amortization of intangible assets was $59.0 million for the year ended December 31, 2020, or 0.8% above the prior year. The change was insignificant as there were only five months of amortization on newly acquired intangible assets related to the Iotron acquisition.
Asset impairments
In 2019, we recorded long-lived asset impairment expenses due to the closure of our Willowbrook facility citing the unstable legislative and regulatory landscape in Illinois, as well as the expiration of the primary Willowbrook facility lease.
Interest Expense, Net
Interest expense, net increased $57.5 million, or 36.5%, for the year ended December 31, 2020 as compared to the prior year. The increase was largely due to a higher outstanding debt balance for most of 2020 prior to the paydown of $341.0 million and $770.0 million aggregate principal amount of the Term Loan and Second Lien Notes, respectively, with IPO proceeds in the fourth quarter of 2020. The higher debt balance was a direct result of the December 2019 refinancing, a $50.0 million borrowing on the Revolving Credit Facility during the first quarter of 2020 (which was subsequently repaid in the second quarter of 2020), and the issuance of $100.0 million of First Lien Notes in July 2020 to fund the Iotron acquisition. The weighted average interest rate was 5.58% and 6.08% at December 31, 2020 and 2019, respectively.
Foreign Exchange (Gain) Loss
Foreign exchange (gain) loss increased $9.1 million to a gain of $5.2 million for the year ended December 31, 2020 as compared to a loss of $3.9 million in the prior year period. Foreign exchange (gain) loss relates primarily to U.S. dollar denominated intercompany indebtedness with certain of our European and Canadian subsidiaries. In the third quarter of 2020, we identified an immaterial error in previously issued financial statements as a result of incorrectly recording the foreign exchange (gain) loss on a U.S. dollar denominated loan between a U.S. subsidiary and European subsidiary. We reflected the correction of this immaterial error within our consolidated financial statements, the effect of which increased foreign exchange gain by $2.2 million. The remainder of the variance is primarily due to a 9.4% change in the U.S. dollar to Euro exchange rate between December 2019 to December 2020. Beginning in the fourth quarter of 2020, the Company entered into U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk.
Other Income, Net
Other income, net was $9.4 million for the year ended December 31, 2020 and $7.2 million for the year ended December 31, 2019. The fluctuation was primarily driven by changes in the fair value of the embedded derivatives in Nordion’s contracts. We recorded an unrealized gain on embedded derivatives of $3.1 million for the year ended December 31, 2020 as compared to an unrealized gain on embedded derivatives of $1.2 million for the year ended December 31, 2019.
Provision (Benefit) for Income Taxes
Provision for income tax expense decreased $20.9 million, or 107.0%, to a net benefit of $1.4 million for the year ended December 31, 2020 as compared to a $19.5 million provision in the prior year primarily due to the impact of the CARES Act and final 951A regulations.
Benefit for income taxes for the year ended December 31, 2020 differed from the statutory rate of 21% primarily due to the impact of the CARES Act and final 951A regulations, the partial valuation allowance against our excess interest expense carryforward balance, the foreign rate differential, state tax benefits and the removal of valuation allowances against certain foreign net operating loss carryforward balances. Provision for income taxes for the year ended December 31, 2019 differed from the statutory rate of 21% primarily due to the foreign rate differential, the partial valuation allowance against our excess interest expense carryforward balance, GILTI expense, and non-deductible expenses.

Net Loss, Adjusted Net Income and Adjusted EBITDA
Net loss for the year ended December 31, 2020 was $37.5 million, as compared to $20.4 million for the year ended December 31, 2019 primarily due to the increase in interest expense. Adjusted Net Income was $99.1 million for the year ended December 31, 2020, as compared to $100.4 million for the year ended December 31, 2019, due to the factors described above. Adjusted EBITDA was $419.9 million for the year ended December 31, 2020, as compared to $379.9 million for the year ended December 31, 2019, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
NON-GAAP FINANCIAL MEASURES
To supplement our consolidated financial statements presented in accordance with Generally Accepted Accounting Principles (“GAAP”), we consider Adjusted Net Income and Adjusted EBITDA, financial measures that are not based on any standardized methodology prescribed by GAAP.
We define Adjusted Net Income as net income (loss) before amortization and certain other adjustments that we do not consider in our evaluation of our ongoing operating performance from period to period as discussed further below. We define Adjusted EBITDA as Adjusted Net Income before interest expense, depreciation (including depreciation of Co-60 used in our operations) and income tax provision applicable to Adjusted Net Income.
We use Adjusted Net Income and Adjusted EBITDA, non-GAAP financial measures, as the principal measures of our operating performance. Management believes Adjusted Net Income and Adjusted EBITDA are useful because they allow management to more effectively evaluate our operating performance and compare the results of our operations from period to period without the impact of certain non-cash items and non-routine items that we do not expect to continue at the same level in the future and other items that are not core to our operations. We believe that these measures are useful to our investors because they provide a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. In addition, we believe Adjusted Net Income and Adjusted EBITDA will assist investors in making comparisons to our historical operating results and analyzing the underlying performance of our operations for the periods presented. Our management also uses Adjusted Net Income and Adjusted EBITDA in their financial analysis and operational decision-making and Adjusted EBITDA serves as the metric for attainment of our primary annual incentive program. Adjusted Net Income and Adjusted EBITDA may be calculated differently from, and therefore may not be comparable to, a similarly titled measure used by other companies.
Adjusted Net Income and Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted Net Income and Adjusted EBITDA rather than net income (loss), the nearest GAAP equivalent. For example, Adjusted Net Income and Adjusted EBITDA exclude:
•certain recurring non-cash charges such as depreciation of fixed assets, although these assets may have to be replaced in the future, as well as amortization of acquired intangible assets and asset retirement obligations;
•costs of acquiring and integrating businesses, which will continue to be a part of our growth strategy;
•non-cash gains or losses from fluctuations in foreign currency exchange rates, primarily related to remeasurement of intercompany loans denominated in currencies other than subsidiaries’ functional currencies, and the mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion;
•impairment charges on long-lived assets and intangible assets;
•expenses and charges related to the litigation and other activities associated with our ethylene oxide sterilization facilities in Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico, even though that litigation remains ongoing;
•in the case of Adjusted EBITDA, interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness; and
•share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense and an important part of our compensation strategy.
In evaluating Adjusted Net Income and Adjusted EBITDA, you should be aware that in the future, we will incur expenses similar to the adjustments in this presentation. Our presentations of Adjusted Net Income and Adjusted EBITDA should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted Net Income and Adjusted EBITDA alongside other financial performance measures, including our net income (loss) and other GAAP measures.
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2019
Net income (loss)	$(37,491)	$(20,425)
Amortization	80,255	80,048
Impairment of long-lived assets and intangible assets (a)	—	5,792
Share-based compensation(b)	10,987	16,882
Capital restructuring bonuses(c)	2,702	2,040
(Gain) loss on foreign currency and embedded derivatives(d)	(8,454)	2,662
Acquisition and divestiture related charges, net(e)	3,932	(318)
Business optimization project expenses(f)	2,524	4,195
Plant closure expenses(g)	2,649	1,712
Loss on extinguishment of debt(h)	44,262	30,168
Professional services relating to EO sterilization facilities(i)	36,671	11,216
Accretion of asset retirement obligation(j)	1,946	2,051
COVID-19 expenses(k)	2,677	—
Income tax benefit associated with pre-tax adjustments(l)	(43,536)	(35,637)
Adjusted Net Income	99,124	100,386
Interest expense, net	215,259	157,729
Depreciation(m)	63,309	66,671
Income tax provision applicable to Adjusted Net Income(n)	42,167	55,146
Adjusted EBITDA	$419,859	$379,932
(a)Represents impairment charges related to the decision to not reopen the Willowbrook, Illinois facility in September 2019
(b)Includes non-cash share-based compensation expense. 2019 also includes $10.0 million of one-time cash share-based compensation expense related to the pre-IPO Class C Units, which vested in the third quarter of 2019. See Note 16, “Share-Based Compensation” for further information.
(c)Represents cash bonuses for members of management relating to the November 2020 IPO and the December 2019 refinancing.
(d)Represents the effects of (i) fluctuations in foreign currency exchange rates, primarily related to remeasurement of intercompany loans denominated in currencies other than subsidiaries’ functional currencies, and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(e)Represents (i) certain direct and incremental costs related to the acquisitions of Gibraltar Laboratories, Inc. (“Nelson Fairfield”) in 2018 and Iotron Industries Canada, Inc. in July 2020, and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, and (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018.
(f)Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of Nelson Labs, the Sotera Health rebranding, operating structure realignment and other process enhancement projects.
(g)Represents professional fees, severance and other payroll costs, and other costs including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility.
(h)Represents expenses incurred in connection with the refinancing of our debt capital structure in December 2019 and paydown of debt following the November 2020 IPO, including accelerated amortization of prior debt issuance and discount costs, premiums paid in connection with early extinguishment and debt issuance and discount costs incurred for the new debt.
(i)Represents professional fees related to litigation associated with our EO sterilization facilities and other related professional fees. See Note 20, “Commitments and Contingencies”.
(j)Represents non-cash accretion of asset retirement obligations related to Co-60 and gamma processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities (without regard for whether the decommissioning services would be performed by employees of Nordion, instead of by a third party) and are accreted over the life of the asset.
(k)Represents non-recurring costs associated with the COVID-19 pandemic, including donations to related charitable causes and special bonuses for front-line personnel working on-site during lockdown periods.
(l)Represents the tax benefit or provision associated with the reconciling items between net income (loss) and Adjusted Net Income. To determine the aggregate tax effect of the reconciling items, we utilized statutory income tax rates ranging from 0% to 35%, depending upon the applicable jurisdictions of each adjustment.
(m)Includes depreciation of Co-60 held at gamma irradiation sites.
(n)Represents the difference between income tax expense or benefit as determined under U.S. GAAP and the income tax benefit associated with pre-tax adjustments described in footnote (l).
SEGMENT RESULTS OF OPERATIONS
We have three reportable segments: Sterigenics, Nordion and Nelson Labs. Our chief operating decision maker evaluates performance and allocates resources within our business based on segment income, which excludes certain items which are included in income (loss) before tax as determined in our consolidated statement of operations and comprehensive income (loss). The accounting policies for our reportable segments are the same as those for the consolidated Company.
Our Segments
Sterigenics
Our Sterigenics business provides outsourced terminal sterilization and irradiation services for the medical device, pharmaceutical, food safety and advanced applications markets using three major technologies: gamma irradiation, EO processing and E-beam irradiation.
Nordion
Our Nordion business is a global provider of Co-60 and gamma irradiators, which are the key components to the gamma sterilization process.
As a result of the time required to meet regulatory and logistics requirements for delivery of radioactive products, combined with accommodations made to our customers to minimize disruptions to their operations during the installation of Co-60, Nordion sales patterns can often vary significantly from one quarter to the next. However, timing-related impacts on our sales performance tend to be resolved within several quarters, resulting in more consistent performance over longer periods of time. In addition, sales of production irradiators occur infrequently and tend to be for larger amounts.
Results for our Nordion segment are also impacted by Co-60 mix, harvest schedules and product and service mix.
Nelson Labs
Our Nelson Labs business provides outsourced microbiological and analytical chemistry testing and advisory services for the medical device and pharmaceutical industries.
For more information regarding our reportable segments please refer to Item 1. “Business” and Note 22, “Segment and Geographic Information” to our consolidated financial statements.

Segment Results for the years ended December 31, 2020 and 2019
The following tables compare segment net revenue and segment income for the year ended December 31, 2020 to the year ended December 31, 2019:

	Year Ended December 31,
(in thousands)	2020	2019	$ Change	% Change

Net Revenues
Sterigenics	$498,773	$471,708	$27,065	5.7%
Nordion	114,745	116,165	(1,420)	(1.2%)
Nelson Labs	204,640	190,454	14,186	7.4%

Segment Income
Sterigenics	$266,639	$244,904	$21,735	8.9%
Nordion	66,803	62,196	4,607	7.4%
Nelson Labs	86,417	72,832	13,585	18.7%

Segment Income Margin
Sterigenics	53.5%	51.9%
Nordion	58.2%	53.5%
Nelson Labs	42.2%	38.2%
Net Revenues
Sterigenics net revenues were $498.8 million for the year ended December 31, 2020, an increase of $27.1 million, or 5.7%, as compared to the prior year. The increase reflects favorable impact from pricing of 3.9%, a 1.8% increase due to organic volume growth, and a 2.1% increase in revenues from the July 31, 2020 acquisition of Iotron. This was partially offset by a 1.2% headwind associated with the temporary suspension of operations at our Atlanta facility and the permanent closure of the Willowbrook facility. Net revenues were also slightly negatively impacted by unfavorable foreign exchange rates.
Nordion net revenues were $114.7 million for the year ended December 31, 2020, a decrease of $1.4 million, or 1.2%, as compared to the prior year. The decrease reflects a 5.1% impact from lower volumes primarily related to delays in medical-use Co-60 due to COVID-19 and a 1.0% impact from the weakening of the Canadian dollar compared to the U.S. dollar in 2020 as compared to the prior year, partially offset by a 4.9% impact from favorable pricing.

Nelson Labs net revenues were $204.6 million for the year ended December 31, 2020, an increase of $14.2 million, or 7.4%, as compared to the prior year. The increase is primarily driven by an 8.6% increase in demand for testing services related to personal protective equipment used to provide protection against COVID-19, partially offset by a reduction in other lab testing volumes.
Segment Income
Sterigenics segment income was $266.6 million for the year ended December 31, 2020, an increase of $21.7 million, or 8.9%, as compared to the prior year. The 1.5% increase in segment income was primarily a result of favorable pricing as referenced above.

 Nordion segment income was $66.8 million for the year ended December 31, 2020, an increase of $4.6 million, or 7.4%, as compared to the prior year. The increase in segment income was primarily due to favorable customer pricing of $5.7 million referenced above and favorable mix of Co-60 suppliers of $2.3 million. This was partially offset by $3.5 million related to lower sales of medical use Co-60 attributed to COVID-19 disruptions.

Nelson Labs segment income was $86.4 million for the year ended December 31, 2020, an increase of $13.6 million, or 18.7%, as compared to the prior year, primarily due to the increase in sales relating to testing of personal protective equipment.

LIQUIDITY AND CAPITAL RESOURCES
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. We expect that our primary liquidity requirements will be to service our debt, to invest in fixed assets to build and/or expand existing facilities, to fund selective business acquisitions, make capital expenditures and for other general corporate purposes.
As of December 31, 2020, we had $102.4 million of cash and cash equivalents. This is an increase of $39.4 million from the balance at December 31, 2019. Our foreign subsidiaries held cash of approximately $88.8 million at December 31, 2020 and $43.4 million at December 31, 2019, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities and information technology enhancements. During the year ended December 31, 2020, our capital expenditures amounted to $53.5 million, compared to $57.3 million in 2019. This amount includes approximately $6.9 million related to environmental facility enhancements at all facilities within our business. Our capital expenditures for the year ended December 31, 2020 were lower than initially planned as a result of deferrals due largely to the COVID-19 pandemic.
In 2021, we expect to continue to invest in facility expansions, ongoing routine maintenance for existing facilities, and acquisition of Co-60 for use by our Sterigenics segment in its gamma irradiation facilities. In addition, we expect to invest in special projects related to development of new Co-60 supply sources and facility enhancements at our EO sterilization facilities. We currently expect our capital expenditures to be higher in 2021 than in recent years and remain elevated over the next several years as we execute on those special projects in addition to our normal growth and maintenance related investments. For 2021, considering our typical growth and maintenance projects, along with the special projects, we expect capital expenditures to exceed $100.0 million, more than $15.0 million and $21.0 million of which relates to environmental facility enhancements across all facilities within our business and cobalt development projects, respectively. We expect similar investments in environmental facility enhancements and cobalt development projects in subsequent years.
We may choose to temporarily defer planned capital expenditures due to fluctuations in demand for our products and services resulting from the COVID-19 pandemic and the needs of our customers.
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, make expected capital expenditures, meet litigation costs and meet foreseeable liquidity requirements, including debt service on our long-term debt, for at least the next twelve months. On December 17, 2020, we increased the capacity of our Revolving Credit Facility from $190.0 million to $347.5 million. As of December 31, 2020, there were no outstanding borrowings on the Revolving Credit Facility. We expect to use cash provided by operations in excess of amounts needed for capital expenditures, to fund potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, particularly interest rates and changes in our industry, many of which are outside of our control.
 Cash Flow Information
Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

(thousands of U.S. dollars)	2020	2019

Net Cash Provided by (Used in):
Operating activities	$120,585	$149,041
Investing activities	(158,694)	(57,257)
Financing activities	73,432	(126,030)
Effect of foreign currency exchange rate changes on cash and cash equivalents	4,106	485
Net increase (decrease) in cash and cash equivalents, including restricted cash, during the period	$39,429	$(33,761)

Operating activities
Cash flows provided by operating activities decreased $28.5 million to net cash provided of $120.6 million in the year ended December 31, 2020 compared to $149.0 million for the prior year. Lower cash flows from operating activities in 2020 compared to the prior year was driven primarily by an increase in cash paid for interest of $60.3 million offset by a $22.4 million increase in operating income and a decrease in cash paid for income taxes of $20.6 million.
Investing activities
Cash used by investing activities increased $101.4 million to net cash used of $158.7 million in the year ended December 31, 2020 compared to $57.3 million for the prior year. The change was attributable to the acquisition of Iotron on July 31, 2020 for a net purchase price of approximately $105.2 million offset by a decrease in cash paid for capital expenditures of $3.8 million.
Financing activities
For the year ended December 31, 2020, net cash provided by financing activities increased $199.5 million to net cash provided of $73.4 million for the year ended December 31, 2020 compared to net cash used of $126.0 million for the year ended December 31, 2019. The primary source of cash from investing activities was the issuance of common shares from our November 2020 initial public offering, which provided net proceeds of approximately $1,156.0 million and the proceeds from the issuance of the $100.0 million senior secured first lien notes due 2026 (see “Debt Facilities” below). This was offset by the redemption of the $770.0 million senior secured second lien notes due 2027 and partial paydown of $341.0 million of our Term Loan. In addition, in November 2020, the Company paid $34.0 million to repurchase common shares from certain executive officers in connection with our IPO.
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, SHH, our wholly owned subsidiary, entered into the “Senior Secured Credit Facilities” and settled its previously outstanding term loan and senior notes.
The Senior Secured Credit Facilities consist of both a senior secured first lien term Loan (“Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”). The Term Loan matures on December 13, 2026, and the Revolving Credit Facility matures on December 13, 2024. On December 17, 2020, we increased the capacity of our Revolving Credit Facility from $190.0 million to $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of December 31, 2020, total borrowings under the Term Loan were $1,763.1 million and the Revolving Credit Facility remained unutilized. The Term Loan may bear interest at LIBOR or an alternate base rate (“ABR”) subject to a 1.00% floor plus, an incremental margin of 4.50% in the case of LIBOR loans and 3.50% in the case of ABR loans.
Beginning on June 30, 2020, the Term Loan was paid in equal quarterly installments in aggregate annual amounts equal to 1.0% of the Term Loan original principal amount, while the remaining balance matures on December 13, 2026. The weighted average interest rate on borrowings under the Term Loan for the year ended December 31, 2020 was 5.7%.
As of December 31, 2020, capitalized debt issuance costs and debt discounts totaled $3.4 million and $31.6 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our consolidated balance sheets and amortized as a component of interest expense over the term of the debt agreement.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) an ABR or (b) a LIBOR rate. The applicable margin under the Revolving Credit Facility may be reduced by reference to a leverage-based pricing grid with step-downs of 0.25% at a specified senior secured first lien net leverage ratios. In addition to paying interest on any outstanding borrowings under the Revolving Credit Facility, SHH is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder and customary letter of credit fees. The Revolving Credit Facility contains a maximum senior secured first lien net leverage ratio covenant of 9.00 to 1.00, tested on the last day of each fiscal quarter if, on the last day of such fiscal quarter, the sum of (i) the aggregate principal amount of the revolving loans then outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of letter of credit (“LC”) disbursements that have not been reimbursed within two business days following the end of the fiscal quarter, exceeds the greater of $139.0 million and 40.0% of the aggregate principal amount of the revolving commitments then in effect.

The Senior Secured Credit Facilities contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including upon a change of control. As of December 31, 2020, we were in compliance with all the Senior Secured Credit Facilities covenants.
As of December 31, 2020, there were no borrowings on the Revolving Credit Facility. SHH borrowed $50.0 million on the Revolving Credit Facility during the first quarter of 2020 which was repaid in the second quarter of 2020. The interest rate on the borrowings under the Revolving Credit Facility during 2020 averaged approximately 5.0%.
All of SHH’s obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by the Company and each existing and subsequently acquired or organized direct or indirect wholly-owned domestic restricted subsidiary of the Company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences. All obligations under the Senior Secured Credit Facilities, and the guarantees of such obligations, are secured by substantially all assets of the borrower and guarantors, subject to permitted liens and other exceptions and exclusions, as outlined in the Senior Secured Credit Facilities.
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of December 31, 2020, the Company had $63.9 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $283.6 million.
In January 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over LIBOR on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The changes result in an effective reduction in current interest rates of 2.25%. As a result of the repricing, we expect cash interest savings of approximately $40.0 million per year based on the outstanding principal balance as of December 31, 2020. Interest savings in 2021 will be offset by cash and non-cash charges associated with the repricing amendment.
First Lien Notes
On July 31, 2020, SHH issued $100.0 million aggregate principal amount of senior secured first lien notes due 2026 (the “First Lien Notes”), which mature on December 13, 2026. The First Lien Notes bear interest at a rate equal to LIBOR subject to a 1.00% floor plus 6.00% per annum. Interest is payable on a quarterly basis with no principal due until maturity. The weighted average interest rate on the First Lien Notes for the year ended December 31, 2020 was 7.00%.
SHH is entitled to redeem all or a portion of the First Lien Notes, at any time and from time to time, subject to certain premiums depending on the date of redemption: any time on or prior to July 31, 2021, a customary make-whole premium applies and, thereafter, specified premiums that decline to zero apply (in each case as described in the indenture governing the First Lien Notes).
 All of SHH’s obligations under the First Lien Notes are unconditionally guaranteed by the Company and each existing and subsequently acquired or organized direct or indirect wholly-owned domestic restricted subsidiary of SHH, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences. All obligations under the First Lien Notes, and the guarantees of such obligations, are secured by substantially all of the assets of the borrower and guarantors, subject to permitted liens and other exceptions and exclusions, as outlined in the First Lien Notes. Such collateral is substantially the same collateral that secures the Senior Secured Credit Facilities. Such collateral securing the First Lien Notes ranks pari passu with that of the Senior Secured Credit Facilities.
At December 31, 2020, capitalized debt issuance costs were $0.9 million and debt discounts were $2.8 million, respectively, related to the First Lien Notes, which are recorded as a reduction of debt on our consolidated balance sheets and amortized into interest expense over the term of the debt agreement.

Second Lien Notes
On December 13, 2019, SHH issued $770.0 million of Second Lien Senior Secured Notes (the “Second Lien Notes”), which had a maturity date of December 13, 2027. The Second Lien Notes bore interest at a rate equal to LIBOR subject to a 1.00% floor plus 8.00% per annum. The weighted average interest rate on the Second Lien Notes through the redemption date of December 14, 2020 (as described below in “2020 Debt Repayments”) was 9.35%.
SHH was entitled to redeem all or a portion of the Second Lien Notes, at any time and from time to time, subject to certain premiums depending on the date of redemption. Any time prior to December 13, 2020, a customary make-whole premium applied and, thereafter, specified premiums that declined to zero applied (in each case as described in the indenture governing the Second Lien Notes). In addition, under certain circumstances, such as an initial public offering or certain changes of control, SHH had certain additional redemption rights (as described in the indenture governing the First Lien Notes).
All of SHH’s obligations under the Second Lien Notes were unconditionally guaranteed by the Company and each existing and subsequently acquired or organized direct or indirect wholly-owned domestic restricted subsidiary of the Company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences. All obligations under the Second Lien Notes, and the guarantees of such obligations, were secured by substantially all of the assets of the borrower and guarantors, subject to permitted liens and other exceptions and exclusions, as outlined in the Second Lien Notes. Such collateral was substantially the same collateral that secures the Senior Secured Credit Facilities, and any security interest or lien on shared collateral securing the Senior Secured Credit Facilities had priority over any security interest or lien on shared collateral securing the Second Lien Notes.
2020 Debt Repayments
Almost all of the net proceeds of the Company’s IPO were used to redeem all of the outstanding aggregate principal amount of the Second Lien Notes and to repay a portion of the outstanding indebtedness under our Term Loan. In November 2020, the Company repaid $341.0 million aggregate principal amount of the Term Loan. In December 2020 the Company redeemed in full all of the $770.0 million aggregate principal amount of its then outstanding Second Lien Notes. For these two transactions combined, we wrote off $28.9 million of debt issuance and discount costs and recognized $15.4 million in premiums paid in connection with the early extinguishment of the Second Lien Notes. We recognized these costs within the loss on extinguishment of debt in our Consolidated Statements of Operations and Comprehensive Income (Loss).
2019 Refinancing
In conjunction with the December 2019 refinancing, the Company redeemed, in full, the previously outstanding $1,659.0 million aggregate Term Loan due 2022, its $450.0 million Senior Notes due 2023 (“Senior Notes”) and $425.0 million Senior PIK (“paid in kind”) Toggle Notes due 2021. In total, we wrote off $13.5 million of debt issuance and discount costs and recognized $14.6 million representing premiums paid in connection with the early extinguishment of the Senior Notes. In connection with the refinancing, we also recognized an additional $2.1 million of expense related to debt issuance and discount costs. We recognized these costs within the loss on extinguishment of debt in our Consolidated Statements of Operations and Comprehensive Income (Loss). Any additional proceeds were used to fund a dividend to shareholders of $275.0 million.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table describes our significant contractual cash obligations as of December 31, 2020:

	Payments due by period
(thousands of U.S. dollars)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term debt (a)	$2,275,479	$67,402	$130,489	$140,452	$1,937,136
Lease obligations:
Finance (b)	57,192	3,524	6,777	6,970	39,921
Operating (c)	59,452	12,127	19,887	10,705	16,733
Supply and service obligations (d)	1,669,610	48,102	66,730	71,691	1,483,087
Direct material costs (e)	124,856	11,925	24,377	24,074	64,480
Total	$4,186,589	$143,080	$248,260	$253,892	$3,541,357

(a)Represents principal and interest payments on the Senior Secured Credit Facilities and First Lien Notes. We have calculated the interest payments on the Senior Secured Credit Facilities at an average of 5.5% (LIBOR plus 4.50% subject to a LIBOR floor of 1.00%) through January 20, 2021 and 3.25% (LIBOR floor plus 2.75% subject to a LIBOR floor of 0.50%) thereafter. The incremental margin on the Senior Secured Credit Facilities was amended on January 20, 2021. Refer to Note 10, “Long-Term Debt” of our consolidated financial statements. We calculated the interest payments on the First Lien Notes at an average of 7.00% (the 1.00% LIBOR floor plus 6.00%).
(b)Consists of payments, net of interest, under our finance leases for various equipment and facilities.
(c)Represents minimum lease payments under our operating leases for several of our facilities and other property and equipment, net of sublease payments. We elected to early adopt Accounting Standard Update (“ASU”) 2016-02 Leases as of January 1, 2020, resulting in the recognition of right-of-use assets and lease liabilities of $47.4 million and $48.9 million, respectively on our consolidated balance sheet.
(d)Consists of our best estimate of our obligations under various supply and service agreements, primarily Co-60, that are enforceable and legally binding on us.
(e)Consists of our best estimate of our obligations to purchase EO gas under commitments that are enforceable and legally binding on us. We have excluded contracts to purchase energy and other supplies, which generally have terms of one year or less. Our contract to purchase EO gas in the U.S. requires us to purchase all our requirements from our supplier, and our contracts to purchase EO gas outside the U.S. generally require that we purchase a specified percentage of our requirements for our operations in the countries covered by those contracts. Although our EO gas contracts generally do not contain fixed minimum purchase volumes, we have calculated the amounts set forth in the table above based on the percentage of our requirements specified in the contracts and our budgeted purchase volumes for those periods.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities, which are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that are material to investors.
At December 31, 2020 and 2019, we had $94.0 million and $92.9 million, respectively, of standby letters of credit, surety bonds and other bank guarantees outstanding, primarily in favor of local and state licensing authorities for future decommissioning costs, and to support the unfunded portion of our pension obligation. We are obligated to provide financial assurance to local and state licensing authorities for possible future decommissioning costs associated with the various facilities that hold Co-60. At December 31, 2020 and 2019, $49.5 million and $49.3 million, respectively, of the standby letters of credit and surety bonds referenced above were outstanding in favor of the various local and state licensing authorities in the event we defaulted on our decommissioning obligation.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following subsections describe our most critical accounting policies, estimates, and assumptions. Our discussion of critical accounting policies and estimates is intended to supplement, not duplicate, our summary of significant accounting policies so that readers will have greater insight into the uncertainties involved in these areas. Our accounting policies are more fully described in Note 1, “Significant Accounting Policies” to our consolidated financial statements.
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions at a specific point in time and in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.
Under the Jumpstart Our Business Startups Act of 2012, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. As an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies or at which time we conclude it is appropriate to avail ourselves of early adoption provisions of applicable standards. As a result, our results of operations and financial statements may not be comparable to the results of operations and financial statements of other companies who have adopted the new or revised accounting standards.

Revenue Recognition. The majority of our sales agreements contain performance obligations satisfied at a point in time when control of promised goods or services have transferred to our customers. For agreements with multiple performance obligations, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements, we generally allocate sales price to each distinct obligation based on the relative price of each item sold in stand-alone transactions. Revenues recognized over time are generally accounted for using an input measure to determine progress completed as of the end of the period.
Refunds, returns, warranties and other related obligations are not material to any of our business units, nor do we incur material incremental costs to secure customer contracts.
The Sterigenics segment provides outsourced terminal sterilization and irradiation services for the medical device, pharmaceutical, food safety and advanced applications markets. We typically have multi-year service contracts with our significant customers, and these sales contracts are primarily based on a customer’s purchase order. Given the relatively short turnaround times, performance obligations are generally satisfied at a point-in-time upon the completion of sterilization or irradiation processing once approved by our quality assurance process, at which time the service is complete.
The Nordion segment is a provider of Co-60 and gamma irradiators, which are key components to the gamma sterilization process. Revenue from the sale of Co-60 radiation sources is recognized at a point-in-time upon satisfaction of our performance obligations for delivery/installation and disposal of existing sources. Revenue from the sale of production irradiators in our Nordion segment is recognized over time using an input measure of costs incurred and is immaterial to the overall business.
The Nelson Labs segment provides outsourced microbiological and analytical chemistry testing and advisory services for the medical device and pharmaceutical industries. We provide our customers mission-critical lab testing services, which assess the product quality, effectiveness, patient safety and end-to-end sterility of products. These services are necessary for our customers’ regulatory approvals, product releases and ongoing product performance evaluations. Nelson Labs services are generally provided on a fee-for-service or project basis, and we recognize revenues over time using an input measure of time incurred to determine progress completed at the end of the period.
We do not capitalize sales commissions as substantially all of our sales commission programs have an amortization period of one year or less. Furthermore, costs to fulfill a contract are not material.
Provisions for discounts, rebates to customers, and other adjustments are provided for as reductions in net revenues in the period the related sale was recorded. Shipping and handling charges billed to customers are included in net revenues, and the related shipping and handling costs are included in cost of net revenues on the Consolidated Statements of Operations and Comprehensive Income (Loss). Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from net revenue.
Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. We do not evaluate whether the selling price contains a financing component for contracts that have a duration of less than one year.
 Long-Lived Assets Other than Goodwill. We review long-lived assets, including finite-lived intangibles for impairment whenever events or circumstances indicate that the carrying amount of the assets may be impaired. Events or circumstances which would result in an impairment assessment include operating losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. When we evaluate assets for impairment, we make certain judgments and estimates, including interpreting current economic indicators and market valuations, evaluating our strategic plans with regards to operations, historical and anticipated performance of operations, and other factors. If we incorrectly anticipate these factors, or unexpected events occur, our operating results could be materially affected. The asset or asset group would be considered impaired when the future net undiscounted cash flows generated by the asset or asset group are less than its carrying value.
An impairment loss would be recognized based on the amount by which the carrying value of the asset or asset group exceeds its estimated fair value. We provide additional information about our long-lived assets other than goodwill in Notes 7, “Property, Plant and Equipment” and 8, “Goodwill and Other Intangible Assets” to our consolidated financial statements.
Goodwill and Other Indefinite-Lived Intangibles. Assets and liabilities of a business acquired are accounted for at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. We generally supplement management expertise with valuation specialists in performing appraisals to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make estimates and assumptions, especially with respect to intangible assets. We generally amortize our intangible assets over their useful lives with the exception of indefinite lived intangible assets. We do not amortize goodwill, but we evaluate it annually for impairment. Therefore, the allocation of the purchase price to intangible assets and goodwill has a significant impact on future operating results.
Goodwill and other indefinite-lived intangible assets, primarily certain regulatory licenses and trade names, are tested for impairment annually as of October 1. If circumstances change during interim periods between annual tests that would indicate that the carrying amount of such assets may not be recoverable, the company would test such assets at an interim date for impairment. Factors which would necessitate an interim impairment assessment include prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results.
We performed a quantitative assessment of all reporting units (Sterigenics, Nordion and Nelson Labs) as of October 1, 2020. The fair value of each reporting unit was calculated using a discounted cash flow analysis which was dependent on subjective market participant assumptions determined by management. Assumptions used in the analyses included discount rates and projected operating cash flows. Estimates of future cash flows are based upon relevant data at a point-in-time, are subject to change, and could vary from actual results. The estimated fair value of each reporting unit exceeded its carrying amount (including goodwill) by a minimum of 50% as of October 1, 2020. No factors were identified that would result in the potential impairment to the indefinite-lived intangible assets. In addition, there have been no significant events or circumstances that occurred since the annual assessment date of October 1 that would change the conclusions reached above. We provide additional information about our goodwill and other indefinite-lived intangible assets in Note 8, “Goodwill and Other Intangible Assets” to our consolidated financial statements.
Asset Retirement Obligations (“ARO”). ARO are legal obligations associated with the retirement of long-lived assets or the exit of a leased facility. We lease various facilities where sterilization and ionization services are performed. Under the lease agreements, we are required to return the facilities to their original condition and to perform decommissioning activities. In addition, certain of our owned facilities are required to be decommissioned when we vacate the facility. The decommissioning costs are paid in the period the expenditure is incurred. We recognize an initial liability for ARO’s at fair value, and the associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. Accounting for the ARO at inception and in subsequent periods includes the determination of the present value of the ARO liability and offsetting long-lived asset, the subsequent accretion of the ARO liability and depletion of the long-lived asset, and a periodic review of the ARO liability estimates and associated discount rates used in the analysis. We provide additional information about our ARO in Note 19, “Asset Retirement Obligations (“ARO”)” to our consolidated financial statements.
Income Taxes. We use the liability method of accounting for income taxes whereby we recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. We periodically review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, expected timing of reversals of existing temporary timing differences and the implementation of tax planning strategies. Deferred tax assets will be reduced by a valuation allowance if, based on management’s estimate, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates used in the recognition of deferred tax assets are subject to revision in future periods based on new facts and circumstances. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the effective income tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance, which would increase our effective income tax rate and could result in an adverse impact on our consolidated financial position or results of operations.
We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority and that the taxing authority will have full knowledge of all relevant information. A tax position that meets the more likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Determining what constitutes an individual tax position and whether the more likely-than-not recognition threshold is met for a tax position are matters of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We review and adjust tax estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations, and precedent.

We are subject to taxation from federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The United States Internal Revenue Service routinely conducts audits of our federal income tax returns. Additional information regarding income taxes is included in Note 11, “Income Taxes” to our consolidated financial statements.
Commitments and Contingencies. We are, and will likely continue to be, involved in a number of legal proceedings, government investigations and claims, which we believe generally arise in the course of our business, given our size, history, complexity and the nature of our business, products, customers, regulatory environment and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents, mass tort), regulation (e.g., failure to meet specification or failure to comply with regulatory requirements), commercial claims (e.g., breach of contract, economic loss, misrepresentation), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters) and other claims for damage and relief.
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations and claims is unpredictable and actual results could be materially different from our estimates. We record gain contingencies when realized, and expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to Note 20, “Commitments and Contingencies” to our consolidated financial statements.
NEW ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements applicable to our business, see Note 2, “Recent Accounting Standards” to our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, primarily from changes in commodity prices, interest rates and foreign currency exchange, in the ordinary course of business.
Commodity Price Risk
We purchase our supply of EO gas from various suppliers around the world, but in the United States there is a sole supplier for EO gas used for applications relevant to our business. We are exposed to market risk based on fluctuations in the price of EO gas.
We actively seek to manage the risk of fluctuating prices through long-term supply and service contracts. Most of our Sterigenics customer contracts contain provisions that permit us to pass all or a portion of our supply price increases to our customers, though some of our contracts do not contain these provisions. Even for contracts that do contain these provisions, there could be at least a brief lag between when we incur increased costs for supplies and when we can pass through these costs to our customers. In addition, even when we are contractually permitted to pass on price increases, we may decide not to do so to preserve our sales volumes.
Regulatory Risk
We are subject to extensive regulatory requirements and routine regulatory audits, and we must receive permits, licenses, and/or regulatory clearance or approval for our operations. Regulatory agencies may refuse to grant approval or clearance or may require the provision of additional data, and regulatory processes may be time consuming and costly, and their outcome may be uncertain in certain of the countries in which we operate. Regulatory agencies may also change policies, adopt additional regulations or revise existing regulations, each of which could impact our ability to provide our services. Our failure to comply with the regulatory requirements of these agencies may subject us to administratively or judicially imposed sanctions. These sanctions include, among others, warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention and total or partial suspension of operations. The failure to receive or maintain, or delays in the receipt of, relevant U.S. or international regulatory qualifications could have a material adverse effect on our business, prospects, financial condition or results of operations.
Interest Rate Risk
We are subject to interest rate risk on borrowings that bear interest at floating rates. In October 2017, the company entered into two interest rate cap agreements with a total notional amount of $400.0 million for a total option premium of $0.6 million. The interest rate cap agreements terminated on September 30, 2020.
In June 2020, we entered into two interest rate cap agreements with notional amounts of $1,000.0 million and $500.0 million, respectively, for a total option premium of $0.3 million. These terminate on August 31, 2021 and February 28, 2022, respectively. The interest rate caps limit our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 1.0%. In February 2021, we amended the two interest rate cap agreements referenced above to reduce the strike rate from 1.0% to 0.5%, and extend the termination date of the $1,000.0 million notional cap to September 30, 2021. Premiums paid to amend the interest rate caps were immaterial. We also entered into two additional interest rate cap agreements in February 2021 with a combined notional amount of $1,000.0 million, for a total option premium of $0.4 million. These instruments are effective September 30, 2021, and will terminate on December 31, 2022. The amended and new interest rate caps limit our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 0.5%.
After applying the effects of interest rate caps referenced above, a 1.0% increase in the interest rate under our outstanding obligations as of December 31, 2020, of $1,863.6 million, would increase interest expense by approximately $2.9 million per year.
See Note 21, “Financial Instruments and Financial Risk” to our consolidated financial statements for a summary of the activity of the interest rate caps for the periods presented.
Foreign Currency Risk
We are exposed to market risk from fluctuations in foreign currencies. We present our consolidated financial statements in U.S. dollars. Consequently, increases or decreases in the value of the U.S. dollar relative to the non-U.S. dollar functional currencies of the countries in which we operate may affect the value of these in our consolidated financial statements, even if their value has not changed in their local currency. We translate the financial statements of subsidiaries whose local currency is their functional currency to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average exchange rates for revenues and expenses. These translations could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets and liabilities. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within equity.
Our results of operations are impacted by currency exchange rate fluctuations to the extent that we are unable to match net revenues received in foreign currencies with expenses incurred in the same currency. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) as foreign exchange (gain) loss.
Approximately 40.0% of our revenues and 46.9% of our consolidated total assets as of December 31, 2020 are derived from operations outside the United States. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar had appreciated by 10% against the foreign currencies used by our operations in the year ended December 31, 2020, revenues would have been reduced by approximately $32.8 million and gross profit by approximately $16.1 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Sotera Health Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sotera Health Company (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), equity (deficit) and cash flows for the years then ended, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Akron, Ohio
March 9, 2021

Sotera Health Company
Consolidated Balance Sheets
(in thousands)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$102,447	$62,863
Restricted cash short-term	7	162
Accounts receivable, net of allowance for uncollectible accounts of $708 in 2020 and $787 in 2019	91,735	88,644
Inventories, net	34,093	37,396
Prepaid expenses and other current assets	64,964	52,644
Income taxes receivable	21,769	10,645
Total current assets	315,015	252,354
Property, plant, and equipment, net	609,814	581,954
Operating lease assets	45,963	—
Deferred income taxes	8,424	2,252
Investment in unconsolidated affiliate	13,457	—
Other assets	9,304	12,243
Other intangible assets, net	643,366	696,006
Goodwill	1,115,936	1,035,865
Total assets	$2,761,279	$2,580,674
Liabilities and equity
Current liabilities:
Accounts payable	$52,400	$42,004
Accrued liabilities	60,518	58,536
Deferred revenue	6,056	3,631
Current portion of long-term debt	—	16,331
Current portion of finance lease obligations	1,173	1,288
Current portion of operating lease obligations	9,383	—
Current portion of asset retirement obligations	620	2,200
Income taxes payable	10,448	—
Total current liabilities	140,598	123,990
Long-term debt, less current portion	1,824,789	2,800,873
Finance lease obligations, less current portion	34,939	29,883
Operating lease obligations, less current portion	38,941	—
Noncurrent asset retirement obligations	45,013	42,996
Deferred lease income	21,255	21,375
Post-retirement obligations	48,223	31,266
Mandatorily redeemable noncontrolling interest	13,625	13,625
Noncurrent liabilities	17,506	20,563
Deferred income taxes	121,816	137,235
Total liabilities	2,306,705	3,221,806
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 and 232,400 shares authorized; 285,990 and 232,400 shares issued at December 31, 2020 and 2019, respectively	2,860	2,324
Preferred stock, with $0.01 par value, 120,000 and no shares authorized, respectively; no shares issued	—	—
Treasury stock, at cost (2,742 and no shares at December 31, 2020 and 2019, respectively)	(34,000)	—
Additional paid-in capital	1,166,412	—
Retained deficit	(589,128)	(550,511)
Accumulated other comprehensive loss	(93,842)	(94,387)
Total equity (deficit) attributable to Sotera Health Company	452,302	(642,574)
Noncontrolling interests	2,272	1,442
Total equity (deficit)	454,574	(641,132)
Total liabilities and equity	$2,761,279	$2,580,674
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
Revenues:
Service	$713,520	$673,037
Product	104,638	105,290
Total net revenues	818,158	778,327
Cost of revenues:
Service	333,359	333,290
Product	41,227	49,606
Total cost of revenues	374,586	382,896
Gross profit	443,572	395,431
Operating expenses:
Selling, general and administrative expenses	178,525	147,480
Amortization of intangible assets	59,029	58,562
Impairment of long-lived assets	—	5,792
Total operating expenses	237,554	211,834
Operating income	206,018	183,597
Interest expense, net	215,259	157,729
Loss on extinguishment of debt	44,262	30,168
Foreign exchange (gain) loss	(5,230)	3,862
Other income, net	(9,413)	(7,246)
Loss before income taxes	(38,860)	(916)
Provision (benefit) for income taxes	(1,369)	19,509
Net loss	(37,491)	(20,425)
Less: Net income attributable to noncontrolling interests	1,126	425
Net loss attributable to Sotera Health Company	$(38,617)	$(20,850)
Other comprehensive (loss) income net of tax:
Pension and post-retirement benefits (net of taxes of $5,737 and $4,085, respectively)	$(17,030)	$(12,126)
Interest rate swaps (net of taxes of ($63) and $63, respectively)	(179)	179
Foreign currency translation	17,458	27,402
Comprehensive income (loss)	(37,242)	(4,970)
Less: comprehensive income (loss) attributable to noncontrolling interests	830	310
Comprehensive loss attributable to Sotera Health Company	$(38,072)	$(5,280)
Loss per share:
Basic and diluted	$(0.16)	$(0.09)
Weighted average number of shares outstanding:
Basic and diluted	237,696	232,400
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Operating activities:
Net loss	$(37,491)	$(20,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	63,309	66,671
Amortization of intangible assets	80,254	80,048
Impairment of long-lived assets	—	5,792
Loss on extinguishment of debt	44,262	30,168
Deferred income taxes	(23,360)	(18,993)
Share-based non-cash compensation expense	10,987	6,882
Accretion of asset retirement obligations	1,997	2,051
Unrealized foreign exchange (gains) / losses	(10,596)	3,325
Unrealized (gain) / loss on embedded derivative instruments	(3,073)	(1,200)
Amortization of debt issuance costs	11,624	8,291
Other	(5,535)	(5,218)
Changes in operating assets and liabilities:
Accounts receivable	1,942	11,764
Inventories	3,784	(282)
Other current assets	(7,770)	15,322
Accounts payable	(6,022)	(8,968)
Accrued liabilities	3,248	(18,405)
Income taxes payable / receivable	(8,140)	(7,771)
Other liabilities	(657)	724
Other long-term assets	1,822	(735)
Net cash provided by operating activities	120,585	149,041
Investing activities:
Purchases of property, plant and equipment	(53,507)	(57,257)
Purchase of Iotron Industries Canada, Inc., net of cash acquired	(105,187)	—
Net cash used in investing activities	(158,694)	(57,257)
Financing activities:
Proceeds from issuance of common stock, net of underwriting discounts and issuance costs	1,155,961	—
Proceeds from revolving credit facility and long-term borrowings	150,000	3,144,600
Dividends and distributions to shareholders	—	(691,170)
Repurchase of common shares	(34,000)	—
Payments of debt issuance costs and prepayment premium	(19,746)	(17,034)
Payments on revolving credit facility and long-term borrowings	(1,177,325)	(2,561,084)
Other	(1,458)	(1,342)
Net cash used in (provided by) financing activities	73,432	(126,030)
Effect of exchange rate changes on cash and cash equivalents	4,106	485
Net increase (decrease) in cash and cash equivalents, including restricted cash	39,429	(33,761)
Cash and cash equivalents, including restricted cash, at beginning of period	63,025	96,786
Cash and cash equivalents, including restricted cash, at end of period	$102,454	$63,025
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$211,276	$151,005
Cash paid during the period for income taxes, net of tax refunds received	23,988	44,614
Equipment purchases included in accounts payable	14,288	5,197
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity (Deficit)
(in thousands)

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at December 31, 2018	232,400	$2,324	$—	$162,409	$(10,417)	$(109,957)	$1,132	$45,491
Cumulative-effect adjustment upon adoption of ASU 2014-09 (Note 1)	—	—	—	—	2,635	—	—	2,635
Dividends and distributions to shareholders	—	—	—	(169,291)	(521,879)	—	—	(691,170)
Share-based compensation plans	—	—	—	6,882	—	—	—	6,882
Comprehensive income (loss):			—
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(12,126)	—	(12,126)
Foreign currency translation	—	—	—	—	—	27,517	(115)	27,402
Interest rate swaps	—	—	—	—	—	179	—	179
Net income (loss)	—	—	—	—	(20,850)	—	425	(20,425)
Balance at December 31, 2019	232,400	2,324	—	—	(550,511)	(94,387)	1,442	(641,132)
Issuance of shares	53,590	536	—	1,155,425	—	—	—	1,155,961
Repurchase of shares	(1,568)	—	(34,000)	—	—	—	—	(34,000)
Share-based compensation plans	(1,174)	—	—	10,987	—	—	—	10,987
Comprehensive income (loss):	—
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(17,030)	—	(17,030)
Foreign currency translation	—	—	—	—	—	17,754	(296)	17,458
Interest rate swaps	—	—	—	—	—	(179)	—	(179)
Net income (loss)	—	—	—	—	(38,617)	—	1,126	(37,491)
Balance at December 31, 2020	283,248	$2,860	$(34,000)	$1,166,412	$(589,128)	$(93,842)	$2,272	$454,574
See notes to consolidated financial statements.

Sotera Health Company
Notes to Consolidated Financial Statements

1.Significant Accounting Policies
Principles of Consolidation – Sotera Health Company (also referred to herein as the “Company,” “we,” “our,” “us” or “its”), is a global provider of mission-critical sterilization and lab testing and advisory services to the medical device and pharmaceutical industries with operations primarily in the Americas, Europe and Asia.
The accompanying consolidated financial statements include the assets, liabilities, operating results, and cash flows of the Company and its wholly owned subsidiaries prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
We operate and report in three segments, Sterigenics, Nordion and Nelson Labs. We describe our reportable segments in Note 22, “Segment and Geographic Information”. All significant intercompany balances and transactions have been eliminated in consolidation.
Noncontrolling interests represents the noncontrolling stockholders’ proportionate share of the total equity in the Company’s consolidated subsidiaries. As of December 31, 2020, our subsidiaries were wholly owned by us, except for noncontrolling interests of 15% and 33% in our two China subsidiaries. In addition, a 15% mandatorily redeemable noncontrolling interest remains from the August 2018 acquisition of Gibraltar Laboratories, Inc. (now known as Nelson Laboratories Fairfield, Inc.). We consolidate the results of operations of these subsidiaries with our results of operations and reflect the noncontrolling interests in our two China subsidiaries on our Consolidated Statements of Operations and Comprehensive Income (Loss) as “Net income attributable to noncontrolling interests.” The Nelson Laboratories Fairfield noncontrolling interest is mandatorily redeemable, therefore there are no earnings allocated to this noncontrolling interest.
In the first quarter of 2021, we entered into binding agreements to purchase the outstanding noncontrolling interests of 15% and 33% of our two China subsidiaries, respectively. The purchase transactions are expected to close no later than the second quarter of 2021.
In July 2020, we acquired a 60% equity ownership interest in a joint venture to construct an E-beam facility in Alberta, Canada in connection with our acquisition of Iotron. Refer to Note 4, “Acquisitions and Dispositions” for additional information. We have determined this to be an investment in a variable interest entity (“VIE”). The investment is not consolidated as the Company has concluded that we are not the primary beneficiary of the VIE. The Company accounts for the joint venture using the equity method. The investment is reflected within “Investment in unconsolidated affiliates” on the Consolidated Balance Sheets.
Use of Estimates – In preparing our consolidated financial statements in conformity with GAAP, we make estimates and assumptions that affect the amounts reported and the accompanying notes. We regularly evaluate the estimates and assumptions used and revise them as new information becomes available. Actual results may vary from those estimates.
Cash and Cash Equivalents – We consider all highly liquid investments purchased with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents may include various deposit accounts and money market funds.
Accounts Receivable - Accounts receivable consists of amounts billed and currently due from customers. The amounts due are stated net of the allowance for uncollectible accounts. The Company maintains an allowance for uncollectible receivables to provide for the estimated amount of receivables that will not be collected.
Allowance for Uncollectible Accounts Receivable – We maintain an allowance for uncollectible accounts receivable for estimated losses in the collection of amounts owed to us by customers. We estimate the allowance based on analyzing a number of factors, including amounts written off historically, customer payment practices, and general economic conditions. We also analyze significant customer accounts on a regular basis and record a specific allowance when we become aware of a specific customer’s inability to pay. We generally do not charge interest on accounts receivable or require collateral from our customers. We record write-offs against the allowance for uncollectible accounts receivable when all reasonable efforts for collection have been exhausted. As a result, the related accounts receivable are reduced to an amount that we reasonably believe is collectible.

Sotera Health Company
Notes to Consolidated Financial Statements
These analyses require judgment. If the financial condition of our customers worsens, or economic conditions change, we may be required to make changes to our allowance for uncollectible accounts receivable.
Inventories – Inventories as of December 31, 2020 and 2019 are primarily held at Nordion. Finished goods and work-in-process include the cost of material, labor, and certain manufacturing overhead such as insurance, repairs and maintenance, and property taxes, and are recorded on a weighted average cost basis at the lower of cost or net realizable value. We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record a reserve for excess and obsolete inventory, which was immaterial at December 31, 2020 and 2019, when the facts and circumstances indicate that particular inventories will not be usable. If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write-down inventory values and record an adjustment to cost of revenues.
Property, Plant, and Equipment – Property, plant, and equipment is carried at cost, or initially at fair value if acquired in an acquisition, less accumulated depreciation and amortization. Except for Cobalt 60 (“Co-60”), a radioactive isotope used in gamma radiation sterilization, all property, plant, and equipment depreciation is computed using the straight-line method over estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the term of the related lease, whichever is shorter. Co-60 is amortized using an accelerated method, which relates to the natural radioactive decay of the isotope over its estimated useful life which is approximately twenty years. Amortization of Co-60 is included within depreciation expense as a cost of revenue. Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three to five years. For software obtained or developed for internal use, all external direct costs for materials and services and certain personnel costs incurred to develop the software during the application development stage are capitalized. At December 31, 2020 and 2019, we had undepreciated software costs of $3.8 million and $4.7 million, respectively, included in property, plant, and equipment, net. We recognized $2.4 million and $3.0 million, of depreciation expense related to software costs for the years ending December 31, 2020 and 2019, respectively.
Depreciation is computed using the assets’ estimated useful lives as presented below:

Buildings and building improvements	15–44 years
Machinery and equipment	3–30 years
Leasehold improvements	2–20 years
Furniture and fixtures	3–10 years
Computer hardware and software	2–7 years
From time to time, we build or expand facilities. The cost of construction of these facilities is reflected as construction-in-progress until the asset is ready for its intended use, at which time the costs are reclassified to the appropriate depreciable category of property, plant, and equipment and depreciation commences. Fixed asset projects requiring one or more years to complete construction qualify for capitalization of interest costs in accordance with our policy. Interest related to property, plant and equipment projects with a construction period of less than one year are not capitalized and are immaterial. Repairs and maintenance costs that do not extend the useful life of an asset are expensed as incurred.
Upon sale or retirement of assets, the cost and related accumulated depreciation is removed from the consolidated balance sheet, and the resulting gain or loss is reflected as a component of operating income.
Long-Lived Assets Other than Goodwill – We review long-lived assets, including finite-lived intangibles for impairment whenever events or circumstances indicate that the carrying amount of the asset or asset group may be impaired. Events or circumstances which would result in an impairment assessment include operating losses, a significant change in the use of an asset or asset group, or the planned disposal or sale of the asset or asset group. The asset or asset group would be considered impaired when the future net undiscounted cash flows generated by the asset or asset group are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset or asset group exceeds its estimated fair value.

Sotera Health Company
Notes to Consolidated Financial Statements
Amortization of intangible assets is computed using the asset’s estimated useful lives as presented below:

Land-use rights	41 years
Customer contracts and related relationships	10–20 years
Proprietary technology	8–20 years
Trade name/trademark	8–15 years
Sealed source and supply agreements	7–20 years
Goodwill and Other Indefinite-Lived Intangibles – Goodwill and other indefinite-lived intangible assets, primarily certain regulatory licenses and tradenames, are tested for impairment annually as of October 1. If circumstances change during interim periods between annual tests that would indicate that the carrying amount of such assets may not be recoverable, the Company would test such assets at an interim date for impairment. Factors which would necessitate an interim impairment assessment include prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results.
We performed a quantitative assessment of all reporting units (Sterigenics, Nordion and Nelson Labs) as of October 1, 2020. The fair value of each reporting unit was calculated using a discounted cash flow analysis which was dependent on subjective market participant assumptions determined by management. We further corroborated such discounted cash flow analyses utilizing a market approach to determine the estimated enterprise fair value. Assumptions used in the analyses included discount rates and projected operating cash flows. Estimates of future cash flows are based upon relevant data at a point-in-time, are subject to change, and could vary from actual results. The estimated fair value of each reporting unit exceeded its carrying amount (including goodwill) by a minimum of 50% as of October 1, 2020. We performed a qualitative impairment assessment to evaluate any potential impairment to the indefinite-lived intangible assets. We considered significant events and circumstances that could affect the significant inputs used to determine the estimated fair value of the indefinite-lived intangible assets, and determined, after considering the totality of evidence that it is not more likely than not that the indefinite-lived intangible assets are impaired. In addition, there have been no significant events or circumstances that occurred since the annual assessment date of October 1 that would change the conclusions reached above.
Derivative Instruments – We may enter into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk, foreign currency exchange rate risk and interest rate risk related to borrowings. We also have identified embedded derivatives in certain supply and customer contracts. Certain interest rate swaps were designated as cash flow hedges allowing for changes in fair value to be recorded through comprehensive income (loss). Amounts in accumulated other comprehensive income (loss) will be reclassified into earnings in the same periods during which the hedged transaction affects earnings and are presented in “Interest expense, net” within the Consolidated Statements of Operations and Comprehensive Income (Loss). With the exception of aforementioned interest rate swaps, we currently do not designate any other contracts as hedges for accounting purposes. Derivatives not designated as hedges are recorded at fair value on the consolidated balance sheets, with any changes in the value being recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the same line item as the corresponding hedged item. We classify cash flows from derivative instruments and hedging activities as cash flows from operating activities in the consolidated statements of cash flows. To the extent derivative arrangements are with the same counterparty and contractual right of offset exists under applicable master agreements, we offset assets and liabilities for reporting on the consolidated balance sheets.
Pension, Post-Retirement and Other Post-Employment Benefit Plans – We sponsor a defined-contribution retirement plan that covers substantially all U.S. employees. We also sponsor various post-employment benefit plans at our Nordion business in Canada including defined benefit and defined contribution pension plans, retirement compensation arrangements and plans that provide extended health care coverage to retired employees. In addition, we provide other benefit plans at our foreign subsidiaries including a supplemental retirement arrangement, a retirement and termination allowance and post-retirement benefit plans, which include contributory healthcare benefits and contributory life insurance coverage. All non-pension post-employment benefit plans are unfunded.
These costs and obligations are affected by assumptions including the discount rate, expected long-term rate of return on plan assets, the annual rate of change in compensation for eligible employees, estimated changes in costs of healthcare benefits, and other demographic and economic factors. We review the assumptions used on an annual basis.

Sotera Health Company
Notes to Consolidated Financial Statements
We recognize the over/under funded status of defined benefit pension and post-retirement benefits plans in our consolidated balance sheets. This amount is measured as the difference between the fair value of plan assets and the projected benefit obligation. Changes in the funded status of the plans are recorded in other comprehensive income (loss) in the year they occur. We measure plan assets and obligations as of the balance sheet date. We provide additional information about our pension and other post-retirement benefits plans in the Employee Benefits note.
Asset Retirement Obligations (“ARO”) – ARO are legal obligations associated with the retirement of long-lived assets or the exit of a leased facility. We recognize a liability for an ARO in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. We lease various facilities where sterilization and ionization services are performed. Under the lease agreements, we are required to return the facilities to their original condition and to perform decommissioning activities. In addition, certain of our owned facilities are required to be decommissioned when we vacate the facility. Accretion expense is recognized in cost of revenues in the Consolidated Statements of Operations and Comprehensive Income (Loss) over time as the discounted liability is accreted to its expected settlement value.
Debt Issuance Costs, Premiums and Discounts – We have incurred costs in connection with obtaining financing as well as premiums and discounts associated with our long-term debt. The portion of these fees that are capitalized are recorded as a reduction of debt on the consolidated balance sheets and amortized into interest expense over the term of the debt agreement. Debt issuance costs associated with the Company’s revolving credit facilities are classified as assets unless there are outstanding borrowings under such arrangements.
Concentration of Credit Risk, Other Risks and Uncertainties – We maintain cash and cash equivalents in the form of demand deposits in accounts with major financial institutions in the U.S. and in countries where our subsidiaries operate. Deposits in these institutions may exceed amounts of insurance provided on such accounts. We have not experienced any losses on our deposits of cash and cash equivalents.
Our net revenues and accounts receivable are derived from customers located primarily in North America and Europe.
No customer accounted for 10% or more of accounts receivable at December 31, 2020 and 2019, or 10% or more of net revenues for the years ended December 31, 2020 and 2019.
Income Taxes –We use the liability method of accounting for income taxes whereby we recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets will be reduced by a valuation allowance if, based on management’s estimate, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates used in the recognition of deferred tax assets are subject to revision in future periods based on new facts and circumstances.
We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority and that the taxing authority will have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Determining what constitutes an individual tax position and whether the more-likely-than-not recognition threshold is met for a tax position are matters of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We review and adjust tax estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations, and precedent.
Our policy is to recognize interest and penalties related to income tax matters as a component of the provision for income taxes in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Foreign Currency Translation – The functional currency of our foreign subsidiaries is generally the local currency. Accordingly, assets and liabilities are generally translated into U.S. dollars at the current rates of exchange as of the balance sheet date, and revenues and expenses are translated using weighted-average rates prevailing during the period. Adjustments

Sotera Health Company
Notes to Consolidated Financial Statements
from foreign currency translation are included as a separate component of accumulated other comprehensive income (loss). The Foreign exchange (gain) loss in our Consolidated Statements of Operations and Comprehensive Income (Loss) relates primarily to U.S. denominated intercompany indebtedness in certain of our European and Canadian subsidiaries.
Revenue Recognition – Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, and all related amendments. The impact of the adoption of the new revenue requirements resulted in a cumulative-effect adjustment to retained earnings of $2.6 million upon adoption on January 1, 2019. The majority of our sales agreements contain performance obligations satisfied at a point-in-time when control of promised goods or services have transferred to our customers. For agreements with multiple performance obligations, judgment is required to determine whether performance obligations specified in these agreements are distinct and should be accounted for as separate revenue transactions for recognition purposes. In these types of agreements, we generally allocate the sales price to each distinct obligation based on the relative price of each item sold in stand-alone transactions. Sales recognized over time are generally accounted for using an input measure to determine progress completed as of the end of the period.
Refunds, returns, warranties and other related obligations are not material to any of our segments, nor do we incur material incremental costs to secure customer contracts.
Our Sterigenics segment provides outsourced terminal sterilization and irradiation services for the medical device, pharmaceutical, food safety and advanced applications markets. We typically have multiyear service contracts with our significant customers, and these sales contracts are primarily based on a customer’s purchase order. Given the relatively short turnaround times, performance obligations are generally satisfied at a point-in-time upon the completion of sterilization or irradiation processing once approved by our quality assurance process at which time the service is complete. Sterigenics segment revenues are included in service revenues in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Our Nordion segment is a global provider of Co-60 and gamma irradiators, which are key components to the gamma sterilization process. Revenue from the sale of Co-60 sources is recognized as product revenue at a point-in-time upon satisfaction of our performance obligations for delivery of existing sources. Revenue from the sale of production irradiators is recognized as product revenue over time using an input measure of costs incurred and is immaterial to the overall business. Revenues from Co-60 installation and disposal and production irradiator refurbishments and installations are recognized as service revenue.
Our Nelson Labs segment provides outsourced microbiological and analytical chemistry testing and advisory services for the medical device and pharmaceutical industries. We provide our customers mission-critical lab testing services, which assess the product quality, effectiveness, patient safety and end-to-end sterility of products. These services are necessary for our customers’ regulatory approvals, product releases and ongoing product performance evaluations. Nelson Labs services are generally provided on a fee-for-service or project basis, and we recognize revenues over time using an input measure of time incurred to determine progress completed at the end of the period. Nelson Labs segment revenues are included in service revenues in our Consolidated Statements of Operations and Comprehensive Income (Loss).
We do not capitalize sales commissions as substantially all of our sales commission programs have an amortization period of one year or less. Furthermore, costs to fulfill a contract are not material.
Provisions for discounts, rebates to customers, and other adjustments are provided for as reductions in net revenues in the period the related sale is recorded. Shipping and handling charges billed to customers are included in net revenues, and the related shipping and handling costs are included in cost of net revenues on the Consolidated Statements of Operations and Comprehensive Income (Loss). Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from net revenue.
Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. We do not evaluate whether the selling price contains a financing component for contracts that have a duration of less than one year.

Sotera Health Company
Notes to Consolidated Financial Statements
Share-Based Compensation – Equity-based awards issued to employees under the Sotera Health Company 2020 Plan include restricted stock units (“RSUs”) and stock options, which vest over time. Prior to our initial public offering (the “IPO” as described in Note 15, “Stockholders' Equity (Deficit)”), equity-based awards were issued to service providers (including employees and directors) in the form of partnership interests in Topco Parent which vested based on either time (“time vesting awards”) or the achievement of certain performance and market conditions (“performance awards” and, together with the time vesting awards, the “pre-IPO awards”). In connection with the IPO, Topco Parent made in-kind distributions of restricted shares of our common stock to holders of pre-IPO awards as described in Note 15, “Stockholders' Equity (Deficit)”. The restricted shares of our common stock distributed in respect of pre-IPO time vesting awards vest through June 2025; expense related to these unvested awards will be recognized over the remaining vesting period. Share-based compensation expense is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), primarily within “Selling, general and administrative expenses” at the grant date fair value over the requisite service period (typically four years for awards granted under the 2020 Omnibus Plan and five years for time vesting pre-IPO awards on a straight-line basis for time vested awards). Fair value of the pre-IPO awards was estimated on the date of grant using a simulation-based option valuation model incorporating multiple and variable assumptions over time, including assumptions such as employee forfeitures, unit price volatility and dividend assumptions. We use the Black-Scholes option pricing model to measure the grant date fair value of post-IPO stock options using certain valuation assumptions. Share-based compensation expense for all awards recognizes forfeitures as they occur.
Earnings (Loss) Per Share – Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to Sotera Health Company by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. The potential dilutive effect of common stock equivalents is calculated using the treasury stock method.
Treasury Stock – The Company records repurchases of its own common stock at cost. Repurchased common stock is presented as a reduction of stockholders’ equity in the Consolidated Balance Sheets. The difference between the repurchase and resale price of the Company’s own stock is added to or deducted from additional paid-in capital. The cost of Treasury Stock resold is calculated using a weighted average cost method.
Commitments and Contingencies – Certain conditions may exist as of the date of the consolidated financial statements which may result in a loss to the Company but will only be resolved when one or more future events occur or fail to occur. Such liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources, are recorded when management assesses that it is probable that a future liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses as being probable of realization, are recorded to the extent related contingent liabilities are accrued. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. We record gain contingencies when realized.
Correction of Immaterial Error - In the third quarter of 2020, we identified an immaterial error in previously issued financial statements as a result of incorrectly recording the foreign exchange (gain)/loss in a U.S. dollar denominated loan between a U.S. subsidiary and European subsidiary. We have evaluated this error and concluded it to be immaterial in consideration of the financial statements for the year ended December 31, 2020 and previously issued financial statements, based on an analysis of quantitative and qualitative factors affecting each prior reporting period. We reflected the correction of this immaterial error within these financial statements for the year ended December 31, 2020, the effect of which increased foreign exchange (gain)/loss and net income (loss) by $2.2 million.
2.Recent Accounting Standards
Adoption of Accounting Standard Updates
Effective January 1, 2020, we adopted ASU No. 2016-02, Leases (“Topic 842”) which was issued by the Financial Accounting Standards Board (“FASB”) in 2016. The new standard requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. It also increases disclosure of key information about leasing arrangements. We adopted the new guidance using the optional transition method, which required application of the new guidance to only leases that existed at the date of adoption. We also elected the “package of practical expedients,” which permitted us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The adoption

Sotera Health Company
Notes to Consolidated Financial Statements
of the new standard resulted in the recognition of right-of-use assets and lease liabilities of $47.4 million and $48.9 million as of January 1, 2020, respectively. The standard did not have a material impact on our Consolidated Statements of Operations and Comprehensive Income (Loss) or on our Consolidated Statements of Cash Flows.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting due to the cessation of the London Interbank Offered Rate (“LIBOR”). The amendments in this update are effective for the Company as of March 12, 2020 through December 31, 2022. The Company adopted this standard effective March 12, 2020. The adoption of this standard had no effect in the year ended December 31, 2020, and its future impact will depend on the manner in which the Company and its lenders ultimately address the removal of LIBOR as it relates to the long-term debt arrangements described in Note 10, “Long-Term Debt” .
ASU’s Issued But Not Yet Adopted
Under the Jumpstart Our Business Startups Act of 2012, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. As an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies or at which time we conclude it is appropriate to avail ourselves of early adoption provisions of applicable standards. As a result, our results of operations and financial statements may not be comparable to the results of operations and financial statements of other companies who have adopted the new or revised accounting standards.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”): Measurement of Credit Losses on Financial Instruments, and subsequently issued additional guidance that modified ASU 2016-13. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard will be effective for private companies for fiscal years beginning after December 15, 2022, including interim periods within such fiscal years. In the event the Company no longer retains emerging growth company status as of December 31, 2021, the standard will be effective for the Company as of January 1, 2022. Early adoption is permitted. We are currently assessing the effect that ASU 2016-13 will have on our financial position, results of operations, and disclosures.
In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes and makes a number of changes meant to add or clarify guidance on accounting for income taxes. This update is effective for annual financial statement periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022, with early adoption permitted in any interim period for which financial statements have not yet been filed. We are currently assessing the effect that ASU 2019-12 will have on our financial position, results of operations, and disclosures.
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$498,773	$114,745	$—	$613,518
Over time	—	—	204,640	204,640
Total	$498,773	$114,745	$204,640	$818,158

Sotera Health Company
Notes to Consolidated Financial Statements

	Year Ended December 31, 2019
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$471,708	$116,165	$—	$587,873
Over time	—	—	190,454	190,454
Total	$471,708	$116,165	$190,454	$778,327
Contract Balances
As of December 31, 2020, and 2019, contract assets included in prepaid expenses and other current assets on the consolidated balance sheet totaled approximately $12.7 million and $8.5 million, respectively, resulting from revenue recognized over time in excess of the amount billed to the customer.
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $6.1 million and $3.6 million at December 31, 2020 and 2019, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
4.Acquisitions and Dispositions
Acquisition of Iotron Industries Canada, Inc.
On July 31, 2020, we acquired Iotron Industries Canada, Inc. (“Iotron”) for approximately $105.2 million. Iotron is an independent contact sterilizer with two North American locations in Vancouver, Canada, and Columbia City, Indiana. Each location uses proprietary high energy electron beam technology to process products for orthopedic, medical device, plastics, and agricultural businesses. As part of this acquisition, we also acquired Iotron’s 60% equity ownership interest in a joint venture to construct an E-beam facility in Alberta, Canada. The E-beam facility is under construction and is not expected to be operating until mid-2021. The joint venture is accounted for using the equity method. The acquisition was financed by the issuance of $100.0 million of First Lien Notes due 2026. Refer to Note 10, “Long-Term Debt” for additional details.
The opening balance sheet for the Iotron acquisition reflects the net tangible and intangible assets acquired and liabilities assumed at their preliminary estimated fair values at the acquisition date.
The preliminary estimated fair value of the underlying acquired assets and assumed liabilities at July 31, 2020, the date of the Iotron acquisition, was as follows:

(thousands of U.S. dollars)
Allocation of purchase price to the fair value of net assets acquired (net of cash acquired):	Amount recognized as of July 31, 2020	Measurement Period Adjustments	Amount recognized as of December 31, 2020
Goodwill	$64,235	$4,811	$69,046
Intangibles	16,427	—	16,427
Property, plant, and equipment	13,799	13	13,812
Working capital, net	1,105	10	1,115
Investment in unconsolidated affiliate	12,881	—	12,881
Assumed long-term liabilities	(1,270)	(978)	(2,248)
Other assets/liabilities, net	(897)	(4,949)	(5,846)
Total estimated purchase price	$106,280	$(1,093)	$105,187
The fair value of all the above assets acquired and liabilities assumed are preliminary in nature since the fair value analyses are not yet complete, including obtaining third party appraisals and analyzing the tax attributes of the fair value adjustments. Changes to the allocation of the purchase price may occur as these analyses are completed.

Approximately $69.0 million of goodwill was recorded related to the Iotron acquisition, representing the excess of the purchase price over preliminary estimated fair values of all the assets acquired and liabilities assumed. The fair value allocated to

Sotera Health Company
Notes to Consolidated Financial Statements
goodwill and tangible and intangible assets are deductible for tax purposes. The qualitative elements of goodwill primarily represent the expanded future growth opportunities for the combined company and the addition of Iotron’s highly skilled workforce. A preliminary valuation was recorded of approximately $14.0 million, $0.9 million, and $1.5 million for intangible assets as part of the acquisition related to customer relationships, proprietary technology, and employee non-compete agreements, respectively. The estimated useful lives of the identifiable finite-lived intangible assets range from 5 to 15 years.
Iotron’s results of operations are included in our consolidated financial statements from the date of the transaction within the Sterigenics segment. The unaudited pro forma consolidated results for the year ended December 31, 2020 and 2019, are reflected in the pro forma table below had the transaction occurred on January 1, 2019. The following unaudited supplemental pro forma financial information is based on our historical consolidated financial statements and Iotron’s historical consolidated financial statements, as adjusted for amortization of acquired intangible assets, an increase in interest expense resulting from interest on the First Lien Notes to finance the acquisition, and to reflect the change in the estimated income tax rate for federal and state purposes.

(thousands of U.S. dollars)
Year Ended December 31,	2020	2019
Net revenues	$832,989	$798,098
Net loss	(34,687)	(21,963)
Net revenues and net income from the Iotron acquisition included in the Company’s results since July 31, 2020, the date of the acquisition, were $9.9 million and $3.1 million, respectively.
In connection with the Iotron acquisition, we incurred approximately $3.1 million in transaction costs for the year ended December 31, 2020, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
5.Inventories
Inventories consisted primarily of the following:

(thousands of U.S. dollars)
As of December 31,	2020	2019
Raw materials and supplies	$29,114	$29,640
Work-in-process	846	1,961
Finished goods	4,256	5,892
	34,216	37,493
Reserve for excess and obsolete inventory	(123)	(97)
Inventories	$34,093	$37,396

Sotera Health Company
Notes to Consolidated Financial Statements
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted primarily of the following:

(thousands of U.S. dollars)
As of December 31,	2020	2019
Prepaid taxes	$22,883	$18,614
Prepaid business insurance	10,403	3,422
Prepaid rent	1,170	1,088
Customer contract assets	12,670	8,508
Insurance and indemnification receivables	2,751	2,751
Current deposits	673	5,060
Prepaid maintenance contracts	404	397
Value added tax receivable	2,094	1,034
Prepaid software licensing	1,181	1,089
Stock supplies	2,715	2,263
Other	8,020	8,418
Prepaid expenses and other current assets	$64,964	$52,644
The increase in prepaid business insurance in 2020 relates to higher cost public company director and officer liability insurance.
7.Property, Plant and Equipment
Property, plant, and equipment, net, consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2020	2019
Land and buildings	$289,692	$279,913
Leasehold improvements	51,398	44,808
Machinery, equipment, including Co-60	480,276	459,728
Furniture and fixtures	6,887	6,984
Computer hardware and software	40,706	38,602
Asset retirement costs	3,914	4,313
Construction-in-progress	78,491	42,168
	951,364	876,516
Less accumulated depreciation	(341,550)	(294,562)
Property, plant and equipment, net	$609,814	$581,954
Depreciation and amortization expense for property, plant, and equipment, including property under finance leases, was $63.3 million and $66.7 million for the year ended December 31, 2020 and 2019, respectively. Capitalized interest totaled $0.7 million and $0.1 million for the year ended December 31, 2020 and 2019, respectively, and was recorded as a reduction in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
As discussed in Note 20, “Commitments and Contingencies”, we have been involved in litigation related to our ethylene oxide sterilization operations in Willowbrook, Illinois. On September 30, 2019, we announced plans to exit our operations in Willowbrook citing the unstable legislative and regulatory landscape in Illinois as well as the expiration of the primary Willowbrook facility lease. Prior to this decision, we had approximately $9.8 million in net book value of fixed assets at the Willowbrook facilities, including $1.8 million of construction in process. Based on our initial estimate of fixed assets that can be transferred to other Sterigenics’ facilities, we recorded a fixed asset impairment of approximately $5.8 million as recognized in “Impairment of long-lived assets” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2019. Further, in conjunction with the decision not to reopen our Willowbrook facilities, we incurred

Sotera Health Company
Notes to Consolidated Financial Statements
certain restructuring costs consisting of employee termination benefits totaling $1.1 million in the year ended December 31, 2019. These costs represent all termination benefits costs expected to be incurred in connection with the Willowbrook closure, and are included in “Cost of revenues” on the Consolidated Statements of Operations and Comprehensive Income (Loss) and are included in our Sterigenics segment. Decommissioning of the Willowbrook facilities began in October 2019 and is nearing completion. At December 31, 2020 and 2019, we had an ARO of approximately $0.6 million and $2.2 million, respectively, representing our estimate of the costs to decommission the Willowbrook operations. This liability is included in “Current portion of asset retirement obligations” within the Consolidated Balance Sheets.
8.Goodwill and Other Intangible Assets
Changes to goodwill during the years ended December 31, 2020 and 2019 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Other	Total
Goodwill at January 1, 2019	$613,637	$269,272	$140,405	$—	$1,023,314
Gibraltar Laboratories(1) acquisition measurement period adjustments	—	—	1,589	—	1,589
Changes due to foreign currency exchange rates	(948)	12,618	(708)	—	10,962
Goodwill at December 31, 2019	612,689	281,890	141,286	—	1,035,865
Iotron acquisition measurement period adjustments	69,046	—	—	—	69,046
Changes due to foreign currency exchange rates	1,746	6,042	3,237	—	11,025
Goodwill at December 31, 2020	$683,481	$287,932	$144,523	$—	$1,115,936
(1) Gibraltar Laboratories is now known as Nelson Laboratories Fairfield, Inc.
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2020
Finite-lived intangible assets
Customer relationships	$634,454	$309,428
Proprietary technology	90,964	38,075
Trade names	156	105
Land-use rights	9,489	1,311
Sealed source and supply agreements	240,791	92,953
Other	1,937	519
Total finite-lived intangible assets	977,791	442,391

Indefinite-lived intangible assets
Regulatory licenses and other(a)	81,832	—
Trade names / trademarks	26,134	—
Total indefinite-lived intangible assets	107,966	—
Total	$1,085,757	$442,391

Sotera Health Company
Notes to Consolidated Financial Statements

As of December 31, 2019	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$612,068	$248,931
Proprietary technology	87,971	30,224
Trade names	7,201	1,860
Land-use rights	8,896	1,011
Sealed source and supply agreements	235,706	74,825
Other	336	243
Total finite-lived intangible assets	952,178	357,094

Indefinite-lived intangible assets
Regulatory licenses and other(a)	80,103	—
Trade names / trademarks	20,819	—
Total indefinite-lived intangible assets	100,922	—
Total	$1,053,100	$357,094
(a)Includes certain transportation certifications, a class 1B nuclear license and other intangibles related to obtaining such licensure. These assets are considered indefinite-lived as the decision for renewal by the Canadian Nuclear Safety Commission is highly based on a licensee’s previous assessments, reported incidents, and annual compliance and inspection results. New applications for license can take a significant amount of time and cost; whereas an existing licensee with a historical record of compliance and current operating conditions more than likely ensures renewal for another 10 years license period as Nordion has demonstrated over its 70 years of history.
Of the gross balances outstanding as of December 31, 2019, $490.8 million, $69.1 million and $235.7 million of customer relationships, proprietary technology, and sealed source and supply agreements, respectively, were initially recorded upon the recapitalization of the Company in connection with the acquisition by the Sponsors in 2015. We recorded additional customer relationship and proprietary technology intangibles of $121.3 million and $18.9 million, respectively, in conjunction with acquisitions in the period from 2015 through 2019, the majority of which related to the 2016 acquisition of Nelson Laboratories.
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for other intangible assets was $80.3 million ($21.3 million is included in “Cost of revenues” and $59.0 million in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss)) and $80.0 million ($21.5 million is included in “Cost of revenues” and $58.5 million in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss)) for the years ended December 31, 2020 and 2019, respectively.

Sotera Health Company
Notes to Consolidated Financial Statements
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
2021	$82,552
2022	78,537
2023	78,530
2024	77,753
2025	39,824
Thereafter	178,204
Total	$535,400
The weighted-average remaining useful life of the finite-lived intangible assets was approximately 10 years as of December 31, 2020.
9.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2020	2019
Accrued employee compensation	$34,760	$28,912
Legal reserves	2,751	2,751
Accrued interest expense	186	10,648
Embedded derivatives	670	3,478
Professional fees	12,686	4,329
Accrued utilities	1,864	1,135
Insurance accrual	1,255	1,241
Accrued taxes	2,599	2,363
Other	3,747	3,679
Accrued liabilities	$60,518	$58,536
10.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2020	2019
Term loan, due 2026	$1,763,100	$2,120,000
Senior notes, due 2026	100,000	—
Senior notes, due 2027	—	770,000
Other long-term debt	450	881
Total long-term debt	1,863,550	2,890,881
Less current portion	—	(16,331)
Less unamortized debt issuance costs and debt discounts	(38,761)	(73,677)
Total long-term debt, less current portion and debt issuance costs and debt discounts	$1,824,789	$2,800,873

Sotera Health Company
Notes to Consolidated Financial Statements
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, SHH, our wholly owned subsidiary, entered into the Senior Secured Credit Facilities and settled its previously outstanding term loan and senior notes.
The Senior Secured Credit Facilities consist of both a senior secured first lien term Loan (“Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”). The Term Loan matures on December 13, 2026, and the Revolving Credit Facility matures on December 13, 2024. On December 17, 2020, we increased the capacity of our Revolving Credit Facility from $190.0 million to $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of December 31, 2020, total borrowings under the Term Loan were $1,763.1 million and the Revolving Credit Facility remained unutilized. The Term Loan may bear interest at LIBOR or an alternate base rate (“ABR”) subject to a 1.00% floor plus, an incremental margin of 4.50% in the case of LIBOR loans and 3.50% in the case of ABR loans.
Beginning on June 30, 2020, the Term Loan was paid in equal quarterly installments in aggregate annual amounts equal to 1.0% of the Term Loan original principal amount, while the remaining balance matures on December 13, 2026. The weighted average interest rate on borrowings under the Term Loan for the year ended December 31, 2020 was 5.67%.
As of December 31, 2020, capitalized debt issuance costs and debt discounts totaled $3.4 million and $31.6 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our consolidated balance sheets and amortized as a component of interest expense over the term of the debt agreement.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) an ABR or (b) a LIBOR rate. The applicable margin under the Revolving Credit Facility may be reduced by reference to a leverage-based pricing grid with step-downs of 0.25% at a specified senior secured first lien net leverage ratios. In addition to paying interest on any outstanding borrowings under the Revolving Credit Facility, SHH is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder and customary letter of credit fees. The Revolving Credit Facility contains a maximum senior secured first lien net leverage ratio covenant of 9.00 to 1.00, tested on the last day of each fiscal quarter if, on the last day of such fiscal quarter, the sum of (i) the aggregate principal amount of the revolving loans then outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of letter of credit (“LC”) disbursements that have not been reimbursed within two business days following the end of the fiscal quarter, exceeds the greater of $139.0 million and 40.0% of the aggregate principal amount of the revolving commitments then in effect.
The Senior Secured Credit Facilities contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including upon a change of control. As of December 31, 2020, we were in compliance with all the Senior Secured Credit Facilities covenants.
As of December 31, 2020, there were no borrowings on the Revolving Credit Facility. SHH borrowed $50.0 million on the Revolving Credit Facility during the first quarter of 2020 which was repaid in the second quarter of 2020. The interest rate on the borrowings under the Revolving Credit Facility during 2020 averaged approximately 5.0%.
All of SHH’s obligations under the Senior Secured Credit Facilities are unconditionally guaranteed by the Company and each existing and subsequently acquired or organized direct or indirect wholly-owned domestic restricted subsidiary of the Company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences. All obligations under the Senior Secured Credit Facilities, and the guarantees of such obligations, are secured by substantially all assets of the borrower and guarantors, subject to permitted liens and other exceptions and exclusions, as outlined in the Senior Secured Credit Facilities.

Sotera Health Company
Notes to Consolidated Financial Statements
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of December 31, 2020, the Company had $63.9 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $283.6 million.
In October 2017, SHH entered into two interest rate cap agreements with a total notional amount of $400.0 million for a total premium of $0.6 million. The interest rate caps limited the Company’s cash flow exposure related to the LIBOR base rate under the variable rate term loan borrowings to 3.0%. The interest rate cap agreements terminated on September 30, 2020. The interest rate caps were not designated as hedges and were recorded at fair value on the consolidated balance sheets, with any changes in the value being recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 21, “Financial Instruments and Financial Risk” for a summary of the activity of the interest rate caps for the periods presented.
During the third quarter of 2019, SHH entered into two interest rate swap agreements to hedge exposure to interest rate movements and to manage interest expense related to outstanding variable-rate debt. These swaps were designated as hedges against the changes in cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged. We receive interest at one-month LIBOR and pay a fixed interest rate under the terms of the swap agreement. The swap agreements terminated on August 31, 2020. The notional amount of the interest rate swap agreements totals $1,000.0 million. See Note 21, “Financial Instruments and Financial Risk” for a summary of the activity of the interest rate swaps for the periods presented.
In January 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over LIBOR on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The changes result in an effective reduction in current interest rates of 2.25%. As a result of the repricing, we expect cash interest savings of approximately $40.0 million per year based on the outstanding principal balance as of December 31, 2020. Interest savings in 2021 will be offset by cash and non-cash charges associated with the repricing amendment.
First Lien Notes
On July 31, 2020, SHH issued $100.0 million aggregate principal amount of senior secured first lien notes due 2026 (the “First Lien Notes”), which mature on December 13, 2026. The First Lien Notes bear interest at a rate equal to LIBOR subject to a 1.00% floor plus 6.00% per annum. Interest is payable on a quarterly basis with no principal due until maturity. The weighted average interest rate on the First Lien Notes for the year ended December 31, 2020 was 7.00%.
SHH is entitled to redeem all or a portion of the First Lien Notes, at any time and from time to time, subject to certain premiums depending on the date of redemption: any time on or prior to July 31, 2021, a customary make-whole premium applies and, thereafter, specified premiums that decline to zero apply (in each case as described in the indenture governing the First Lien Notes).
All of SHH’s obligations under the First Lien Notes are unconditionally guaranteed by the Company and each existing and subsequently acquired or organized direct or indirect wholly-owned domestic restricted subsidiary of SHH, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences. All obligations under the First Lien Notes, and the guarantees of such obligations, are secured by substantially all of the assets of the borrower and guarantors, subject to permitted liens and other exceptions and exclusions, as outlined in the First Lien Notes. Such collateral is substantially the same collateral that secures the Senior Secured Credit Facilities. Such collateral securing the First Lien Notes ranks pari passu with that of the Senior Secured Credit Facilities.
At December 31, 2020, capitalized debt issuance costs were $0.9 million and debt discounts were $2.8 million, respectively, related to the First Lien Notes, which are recorded as a reduction of debt on our consolidated balance sheets and amortized into interest expense over the term of the debt agreement.
Second Lien Notes
On December 13, 2019, SHH issued $770.0 million of Second Lien Senior Secured Notes (the “Second Lien Notes”), which had a maturity date of December 13, 2027. The Second Lien Notes bore interest at a rate equal to LIBOR subject to a 1.00%

Sotera Health Company
Notes to Consolidated Financial Statements
floor plus 8.00% per annum. The weighted average interest rate on the Second Lien Notes through the redemption date of December 14, 2020 (as described below in “2020 Debt Repayments”) was 9.35%.
SHH was entitled to redeem all or a portion of the Second Lien Notes, at any time and from time to time, subject to certain premiums depending on the date of redemption. Any time prior to December 13, 2020, a customary make-whole premium applied and, thereafter, specified premiums that declined to zero applied (in each case as described in the indenture governing the Second Lien Notes). In addition, under certain circumstances, such as an initial public offering or certain changes of control, SHH had certain additional redemption rights (as described in the indenture governing the First Lien Notes).
All of SHH’s obligations under the Second Lien Notes were unconditionally guaranteed by the Company and each existing and subsequently acquired or organized direct or indirect wholly-owned domestic restricted subsidiary of the Company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences. All obligations under the Second Lien Notes, and the guarantees of such obligations, were secured by substantially all of the assets of the borrower and guarantors, subject to permitted liens and other exceptions and exclusions, as outlined in the Second Lien Notes. Such collateral was substantially the same collateral that secures the Senior Secured Credit Facilities, and any security interest or lien on shared collateral securing the Senior Secured Credit Facilities had priority over any security interest or lien on shared collateral securing the Second Lien Notes.
2020 Debt Repayments
Almost all of the net proceeds of the Company’s IPO were used to redeem all of the outstanding aggregate principal amount of the Second Lien Notes and to repay a portion of the outstanding indebtedness under our Term Loan. In November 2020, the Company repaid $341.0 million aggregate principal amount of the Term Loan. In December 2020 the Company redeemed in full all of the $770.0 million aggregate principal amount of its then outstanding Second Lien Notes. For these two transactions combined, we wrote off $28.9 million of debt issuance and discount costs and recognized $15.4 million in premiums paid in connection with the early extinguishment of the Second Lien Notes. We recognized these costs within the loss on extinguishment of debt in our Consolidated Statements of Operations and Comprehensive Income (Loss).
2019 Refinancing
In conjunction with the December 2019 refinancing, the Company redeemed, in full, the previously outstanding $1,659.0 million aggregate Term Loan due 2022, its $450.0 million Senior Notes due 2023 (“Senior Notes”) and $425.0 million Senior PIK (“paid in kind”) Toggle Notes due 2021. In total, we wrote off $13.5 million of debt issuance and discount costs and recognized $14.6 million representing premiums paid in connection with the early extinguishment of the Senior Notes. In connection with the refinancing, we also recognized an additional $2.1 million of expense related to debt issuance and discount costs. We recognized these costs within the loss on extinguishment of debt in our Consolidated Statements of Operations and Comprehensive Income (Loss). Any additional proceeds were used to fund a dividend to shareholders of $275.0 million.
Prior to the 2019 refinancing referenced above, the Company had the following long-term debt:
•Senior secured credit facilities consisting of a term loan and a revolving credit facility that provided for additional senior secured financing of $172.5 million. Borrowings under the term loan bore interest at either (i) ABR plus an additional margin of 2.00% or (ii) LIBOR plus an additional margin of 3.00%. Each of ABR and LIBOR were subject to a floor of 1.00%,
•$450 million aggregate principal amount of senior notes, at an interest rate of 6.5% per annum, payable semi-annually, and
•$425 million aggregate principal amount of Senior PIK (“paid in kind”) Toggle notes at a rate of 8.125%/8.875% per annum, payable semi-annually.

Sotera Health Company
Notes to Consolidated Financial Statements
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of December 31, 2020, are as follows:

(thousands of U.S. dollars)
2021	$—
2022	—
2023	450
2024	—
2025	—
Thereafter	1,863,100
Total	$1,863,550
As referenced above, the Company utilized its initial public offering proceeds toward prepaying its Second Lien Notes in full as well as prepaying a portion of its Term Loan. The Term Loan prepayment amount eliminated all subsequent scheduled and outstanding repayments of the term borrowings resulting in no remaining short-term commitments.
11.Income Taxes
The geographic sources of income (loss) before income taxes were as follows:

(thousands of U.S. dollars)
Year ended December 31,	2020	2019
U.S.	$(168,943)	$(99,733)
Foreign	130,083	98,817
Loss before income taxes	$(38,860)	$(916)
(Benefit) provision for income taxes consisted of the following:

(thousands of U.S. dollars)
Year ended December 31,	2020	2019
Current
Federal U.S.	$(10,560)	$17,954
State U.S.	166	3,662
Foreign	32,385	16,886
Total current provision	21,991	38,502
Deferred
Federal U.S.	(4,336)	(18,177)
State U.S.	(5,334)	(5,958)
Foreign	(13,690)	5,142
Total deferred benefit	(23,360)	(18,993)
Total (benefit) provision for income taxes	$(1,369)	$19,509

Sotera Health Company
Notes to Consolidated Financial Statements
The (benefit) provision for income taxes is reconciled with the U.S. federal statutory rate as follows:

(thousands of U.S. dollars)
Year ended December 31,	2020	2019
(Benefit) provision computed at federal statutory rate	$(8,181)	$(192)
(Decrease) increase in taxes as a result of:
State taxes, net of federal benefit	(5,876)	(2,681)
Valuation allowance	19,170	5,147
Global intangible low-tax income (“GILTI”)	2,577	10,349
Nondeductible share-based compensation	2,046	3,545
Foreign tax rate	6,405	5,550
Impact of rate changes on deferred tax balances	(1,906)	(559)
Tax holiday	(616)	(571)
Audit settlement	47	879
Impact of CARES Act and final 951A regulations	(16,720)	—
Tax credits	(1,965)	—
Other	3,650	(1,958)
Total (benefit) provision for income taxes	$(1,369)	$19,509
The components of the tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

(thousands of U.S. dollars)
As of December 31,	2020	2019
Net operating loss carryforwards	$15,076	$10,876
Net capital loss carryforwards	4,112	3,916
Reserves and accruals	15,832	14,246
Employee benefits and compensation	13,094	8,279
Unrealized foreign currency exchange	242	3,083
Asset retirement obligation	10,666	10,535
Lease liability	12,446	—
Disallowed interest carryforward	68,045	41,723
Other	5,344	5,393
Deferred tax assets before valuation allowance	144,857	98,051
Valuation allowance	(43,765)	(22,962)
Net deferred tax assets	101,092	75,089

Depreciation and amortization	(214,484)	(210,010)
Other	—	(62)
Total deferred tax liabilities	(214,484)	(210,072)
Net deferred tax liabilities	$(113,392)	$(134,983)
Noncurrent net deferred tax assets	$8,424	$2,252
Noncurrent net deferred tax liabilities	(121,816)	(137,235)
Noncurrent net deferred tax liabilities	$(113,392)	$(134,983)
At December 31, 2020 and 2019, the Company had available state net operating loss carryforwards of $42.7 million and $11.8 million, respectively, of which $3.8 million have no expiration date, and foreign net operating loss carryforwards of approximately $50.9 million and $44.2 million, respectively, the majority of which have no expiration date. At December 31,

Sotera Health Company
Notes to Consolidated Financial Statements
2020 and 2019, a valuation allowance was established against foreign net operating loss carryforwards for $2.6 million and $12.4 million, respectively. Based on management’s assessment, it is not more likely than not that these deferred tax assets will be realized through future taxable income.
At December 31, 2020 and 2019, no deferred tax liability has been recorded for repatriation of earnings for purposes of the Company’s consolidated financial statements as these earnings are deemed to be indefinitely reinvested. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.
As of December 31, 2020 and 2019, the gross reserve for uncertain tax positions, excluding accrued interest and penalties, was less than $1.0 million, respectively, as noted in the following reconciliation.
The Company’s unrecognized income tax benefits were as follows:

(thousands of U.S. dollars)
For the period from January 1 – December 31,	2020	2019
Gross unrecognized tax benefits, beginning of year	$300	$10,239
Settlements	—	(9,939)
Gross unrecognized tax benefits, end of period	$300	$300
The Company recognizes interest and penalties as part of the provision for income taxes. For the years ended December 31, 2020 and 2019, interest and penalties related to uncertain income tax positions that were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) were not material.
The Company, which represents all of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations before 2015, and non-U.S. income tax examinations by tax authorities for years before 2010. Tax years through December 31, 2016 have been audited by the Internal Revenue Service (“IRS”) and are effectively closed for U.S. federal income tax purposes. The 2017 and 2018 tax years are currently under audit. For Nordion’s Canadian tax, all tax years through October 31, 2015 have been closed through audit or statute, and fiscal year 2016 is currently under audit.
A portion of the Company’s foreign operations benefit from a tax holiday, which is set to expire in 2025. This tax holiday may be terminated early if certain conditions are not met. The tax benefit attributable to this holiday was $0.6 million and $0.6 million for the fiscal years ended December 31, 2020 and 2019, respectively.
12.Employee Benefits
Employee Retirement Benefits in the U.S.
We have a defined-contribution retirement plan that covers all U.S. employees upon date of hire. Contributions are directed by each participant into various investment options. Under this plan, we match participants’ contributions based on plan provisions. The Company’s contributions, which are expensed as incurred, were $4.2 million and $3.8 million for the years ended December 31, 2020 and 2019, respectively, and are recorded in the same line as the respective employee’s wages. Administrative expenses related to the plan are paid by the Company and are not material.
Employee Retirement Benefits Outside the U.S.
The Company participates in qualified supplemental retirement and savings plans in various countries outside the U.S. where we operate. Under these defined-contribution plans, funding and costs are generally based upon a predetermined percentage of employee compensation. The Company’s contributions, which are expensed as incurred and recorded in the same line as the

Sotera Health Company
Notes to Consolidated Financial Statements
respective employee’s wages were $1.2 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively.
Defined Benefit Pension Plans
The Company also sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined Benefit Pension Plan
The interest cost, expected return on plan assets, and amortization of net actuarial loss are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic benefit cost for the defined benefit pension plans were as follows.

Year ended December 31,
(thousands of U.S. dollars)	2020	2019
Service cost	$1,104	$1,147
Interest cost	8,034	8,521
Expected return on plan assets	(14,407)	(13,218)
Amortization of net actuarial loss	791	—
Net periodic benefit	$(4,478)	$(3,550)
The following weighted average assumptions were used in the determination of the projected benefit obligation and the net periodic benefit:

Year ended December 31,	2020	2019
Projected benefit obligation
Discount rate	2.53%	3.07%
Rate of compensation increase	3.00%	3.00%
Periodic benefit
Discount rate	3.07%	3.67%
Expected return on plan assets	5.50%	5.50%
Rate of compensation increase	3.00%	3.00%

Sotera Health Company
Notes to Consolidated Financial Statements
The changes in the projected benefit obligation, fair value of plan assets, and the funded status of the plans are as follows:

(thousands of U.S. dollars)
As of December 31,	2020	2019
Change in projected benefit obligation:
Projected benefit obligation, as of beginning of the year	$294,275	$246,922
Service cost	1,286	1,353
Interest cost	8,034	8,521
Benefits paid	(10,729)	(10,663)
Actuarial loss	23,155	35,813
Foreign currency exchange rate changes	7,494	12,329

Projected benefit obligation, end of year	$323,515	$294,275

Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the year	275,248	238,204
Actual return on plan assets	16,834	35,045
Benefits paid	(10,729)	(10,663)
Employer contributions	697	725
Employee contributions	182	205
Foreign currency exchange rate changes	6,307	11,732

Fair value of plan assets, end of year	$288,539	$275,248

Underfunded status at end of year	$(34,976)	$(19,027)

Accumulated benefit obligation, end of year	$317,141	$288,355
All defined benefit pension plans are underfunded as of December 31, 2020 and 2019.
The funded status, measured as the difference between the fair value of the plan assets and the projected benefit obligation, are included in post-retirement obligations in the consolidated balance sheets.
A reconciliation of the funded status to amounts recognized in the consolidated balance sheets is as follows:

(thousands of U.S. dollars)
As of December 31,	2020	2019
Projected benefit obligation	$323,515	$294,275
Fair value of plan assets	288,539	275,248
Plan assets less than projected benefit obligation	(34,976)	(19,027)
Unrecognized net actuarial loss	57,932	36,166
Net amount recognized at year end	$22,956	$17,139
Noncurrent liabilities	$(34,976)	$(19,027)
Accumulated other comprehensive (income) loss	57,932	36,166
Net amount recognized at year end	$22,956	$17,139

Sotera Health Company
Notes to Consolidated Financial Statements
The following table illustrates the amounts in accumulated other comprehensive (income) loss that have not yet been recognized as components of pension expense:

(thousands of U.S. dollars)
As of December 31,	2020	2019
Net actuarial loss	$57,932	$36,166
Deferred income taxes	(14,603)	(9,136)
Accumulated other comprehensive loss – net of tax	$43,329	$27,030
We expect to reclassify in the next twelve month approximately $1.1 million of the net actuarial loss in accumulated other comprehensive income to net periodic pension cost.
The weighted average asset allocation of the Company’s pension plans was as follows:

Asset Category	Target	2020	2019
Cash	0.0%	1.3%	0.2%
Fixed income	40.0%	42.0%	39.5%
Equities	37.0%	37.1%	37.6%
Hedge funds	23.0%	19.6%	22.7%
Total	100.0%	100.0%	100.0%
The Company maintains target allocation percentages among various asset classes based on investment policies established for the pension plans, which are designed to maximize the total rate of return (income and appreciation) after inflation, within the limits of prudent risk taking, while providing for adequate near-term liquidity for benefit payments. Such investment strategies have adopted an equity-based philosophy in order to achieve their long-term investment goals by investing in assets that often have uncertain returns, such as Canadian and other foreign equities, and non-government bonds. However, the Company also attempts to reduce its overall level of risk by diversifying the asset classes and further diversifying within each individual asset class.
The Company’s expected return on asset assumptions are derived from studies conducted by actuaries and investment advisors. The studies include a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the plans to determine the average rate of earnings expected on the funds invested to provide for the pension plans benefits. While the study considers recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

Sotera Health Company
Notes to Consolidated Financial Statements
The following table provides a basis of fair value measurement for plan assets held by the Company’s pension plans that are measured at fair value on a recurring basis. Refer to the discussion of fair value hierarchy in Note 21, “Financial Instruments and Financial Risk”.

As of December 31, 2020
(thousands of U.S. dollars)	Level 1	Level 2	Total
Cash and cash equivalents	$3,751	$—	$3,751
Fixed income securities	—	121,186	121,186
Equity securities	—	107,048	107,048
Hedge funds	—	56,554	56,554
Total	$3,751	$284,788	$288,539

As of December 31, 2019	Level 1	Level 2	Total
Cash and cash equivalents	$550	$—	$550
Fixed income securities	—	108,723	108,723
Equity securities	—	92,208	92,208
Hedge funds	—	73,767	73,767
Total	$550	$274,698	$275,248
Expected future benefit payments from plan assets are as follows:

Year ended December 31
(thousands of U.S. dollars)
2021	$12,416
2022	12,849
2023	13,166
2024	13,492
2025	13,727
2026 - 2030	71,819
$137,469
Other Post Retirement Benefit Plans
Other benefit plans are all related to our foreign subsidiaries and include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. All, but one, non-pension post-employment benefit plans are unfunded.
The interest cost and amortization of net actuarial (gain) loss are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic benefit cost for the other post-retirement benefit plans were as follows:

(thousands of U.S. dollars)
Year Ended December 31,	2020	2019
Service cost	$29	$30
Interest cost	324	372
Amortization of net actuarial (gain) loss	7	123
Net periodic benefit cost	$360	$525

Sotera Health Company
Notes to Consolidated Financial Statements
The weighted average assumptions used to determine the projected benefit obligation and net periodic pension cost for these plans were as follows:

Year Ended December 31,	2020	2019
Projected benefit obligation:
Discount rate	2.53%	3.13%
Rate of compensation increase	3.00%	3.00%
Initial health care cost trend rate	7.00%	7.00%
Ultimate health care cost trend rate	4.00%	4.00%
Years until ultimate trend rate is reached	12	13
Benefit cost:
Discount rate	3.13%	3.52%
Rate of compensation increase	3.00%	3.00%
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have had the following impact on our consolidated financial statements in 2020:

(thousands of U.S. dollars)	1% Increase	1% Decrease
Change in net periodic benefit cost	$25	$(25)
Change in projected benefit obligation	1,146	(937)
The changes in the projected benefit obligation and the funded status of the other post-retirement plans were as follows:

(thousands of U.S. dollars)
As of December 31,	2020	2019
Change in projected benefit obligation:
Projected benefit obligation	$12,621	$11,019
Service cost	29	30
Interest cost	324	372
Benefits paid	(720)	(676)
Actuarial loss	931	1,166
Curtailments	188	170
Foreign currency exchange rate changes	311	540

Projected benefit obligation, end of year	$13,684	$12,621

Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the year	$381	$325
Benefits paid	(166)	(676)
Employer contributions	212	546
Employee contributions	—	170
Foreign currency exchange rate changes	10	16

Fair value of plan assets, end of year	$437	$381

Underfunded status at end of year	$(13,247)	$(12,240)

Accumulated benefit obligation, end of year	$13,600	$12,473
All other post-retirement benefit pension plans are underfunded as of December 31, 2020 and 2019.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of the funded status to the net plan liabilities recognized in the consolidated balance sheets is as follows:

(thousands of U.S. dollars)
As of December 31,	2020	2019
Projected benefit obligation	$(13,684)	$(12,621)
Fair value of plan assets	437	381
Plan assets less than projected benefit obligation	(13,247)	(12,240)
Unrecognized actuarial gains (losses)	1,088	107
Net amount recognized at year end	$(12,159)	$(12,133)
Noncurrent liabilities	$(13,247)	$(12,240)
Accumulative other comprehensive income (loss)	1,088	107
Net amount recognized at year end	$(12,159)	$(12,133)
The other benefit plan liabilities are presented on the Consolidated Balance Sheets as post retirement obligations.
The following table illustrates the amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of other benefit plan expense:

(thousands of U.S. dollars)
As of December 31,	2020	2019
Net actuarial income (loss)	$1,088	$107
Deferred income taxes	(274)	(27)
Accumulated other comprehensive income (loss) – net of tax	$814	$80
Based on the actuarial assumptions used to develop the Company’s benefit obligations as of December 31, 2020, the following benefit payments are expected to be made to plan participants:

(thousands of U.S. dollars)
Years ended December 31
2021	$621
2022	624
2023	599
2024	574
2025	570
2026 - 2030	2,798
Total	$5,786
We currently expect funding requirements of approximately $2.8 million in each of the next five years to fund the regulatory solvency deficit, as defined by Canadian federal regulation, which require solvency testing on defined benefit pension plans.
During the years ended December 31, 2020 and 2019, we contributed $0.7 million and $0.7 million, respectively, to defined benefit plans on behalf of our employees.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of December 31, 2020 and 2019, we had letters of credit outstanding relating to the defined benefit plans totaling $41.3 million and $41.0 million, respectively. The deficit has risen due to falling real interest rates where the pension liabilities increased more than the increase in the value of pension assets. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.

Sotera Health Company
Notes to Consolidated Financial Statements
13.Related Parties
In April 2020, the Company approved a loan to a member of management for approximately $0.5 million to assist with personal taxes incurred on share-based grants received. The loan is collateralized by the shares, and proceeds of distributions will be applied against the loan.

The immediate family of a now former member of management are 25% owners of a facility that is under lease by the Company through June 2024, with one five-year renewal option through June 2029. The rental expense related to this facility is approximately $1.0 million per year.

In addition, we do business with a number of other companies affiliated with Warburg Pincus and GTCR, our Sponsors. All transactions with these companies have been conducted in the ordinary course of our business and are not material to our operations.
14.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Swaps		Total
Beginning balance – January 1, 2020	$(27,113)		$(67,453)	$179		$(94,387)
Other comprehensive income (loss) before reclassifications	(17,828)		17,754	(5,234)		(5,308)
Amounts reclassified from accumulated other comprehensive income (loss)	798	(a)	—	5,055	(b)	5,853
Net current-period other comprehensive income (loss)	(17,030)		17,754	(179)		545
Ending balance – December 31, 2020	$(44,143)		$(49,699)	$—		$(93,842)

Beginning balance – January 1, 2019	$(14,987)		$(94,970)	$—		$(109,957)
Other comprehensive income (loss) before reclassifications	(12,104)		27,517	179		15,592
Amounts reclassified from accumulated other comprehensive income (loss)	(22)	(a)	—	—		(22)
Net current-period other comprehensive income (loss)	(12,126)		27,517	179		15,570
Ending balance – December 31, 2019	$(27,113)		$(67,453)	$179		$(94,387)
(a)For defined benefit pension plans, amounts reclassified from accumulated other comprehensive income (loss) are recorded to “Other income, net” within the Consolidated Statements of Operations and Comprehensive Income (Loss)
(b)For interest rate swaps, amounts reclassified from accumulated other comprehensive income (loss) are recorded to “Interest expense, net” within the Consolidated Statements of Operations and Comprehensive Income (Loss)
15.Stockholders’ Equity (Deficit)
Common Stock
The Company completed its IPO in the fourth quarter of 2020 and shares began trading on Nasdaq on November 20, 2020. Prior to the completion of the IPO, the Company amended and restated its certificate of incorporation to authorize 1,200,000,000 shares of common stock, par value $0.01 per share, and reclassify all 3,000 shares of its common stock then outstanding as 232,400,200 shares. Upon completion of the IPO, 284,421,755 shares of common stock were outstanding.
Voting Rights. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, subject to certain restrictions described in the certificate of incorporation.

Sotera Health Company
Notes to Consolidated Financial Statements
Dividends. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of our common stock are entitled to receive ratably those dividends, if any, as may be declared by the board of directors out of legally available funds.
Liquidation, Dissolution, and Winding Up. In the event of liquidation, dissolution or winding up, the holders of the Company’s common stock will be entitled to share equally and ratably in the net assets legally available for distribution to stockholders after the payment of all of debts and other liabilities, subject to the prior rights of any preferred stock then outstanding.
Preferred Stock
In addition, prior to the completion of the IPO, the Company’s amended and restated certificate of incorporation authorized 120,000,000 shares of preferred stock, par value $0.01 per share. The board of directors may issue preferred stock, without stockholder approval, in such series and with such designations, preferences, conversion or other rights, voting powers and qualifications, limitations or restrictions thereof, as the board of directors deems appropriate.
Corporate Reorganization prior to the IPO
Sotera Health Company was incorporated in November 2017 as the parent company for Sterigenics, Nordion and Nelson Labs under the name Sotera Health Topco, Inc. On October 23, 2020, the Company changed its name from Sotera Health Topco, Inc. to Sotera Health Company. Prior to the IPO, the Company was a direct wholly owned subsidiary of Sotera Health Topco Parent, L.P. (“Topco Parent”). Under the terms of the corporate reorganization completed prior to the IPO, Topco Parent distributed the shares of Sotera Health Company common stock to its partners in accordance with the limited partnership agreement of Topco Parent.
Ownership of Topco Parent and Related Distributions
Prior to the IPO, Topco Parent had four outstanding classes of partnership units: (1) Class A Units; (2) Class B-1 Units, which were subject to time-based vesting; (3) Class B-2 Units, which were subject to performance-based vesting; and (4) Class D Units. Each class of units was subject to the terms of the limited partnership agreement of Topco Parent. The Class A Units, Class B Units and Class D Units are referred to collectively as the “Units.”
Pursuant to the terms of the corporate reorganization, Topco Parent made an in-kind distribution of the 232,400,200 shares of the Company’s common stock then outstanding to its limited partners in accordance with the terms of its limited partnership agreement, net of any previously unrecouped tax distributions. The value of a share of common stock was measured by the initial public offering price. All shares of the Company’s common stock held by Topco Parent were distributed to the holders of the Units.
With respect to shares of common stock distributed in respect of any Class B-1 Units that were unvested as of the distribution and all of the Class B-2 Units (as none of the Class B-2 Units were vested as of the distribution), such shares are subject to the same vesting and forfeiture restrictions that applied to such unvested Class B-1 and Class B-2 Units prior to the distribution as described in Note 16, “Share-Based Compensation”. Following the distribution of the shares of the Company’s common stock, Topco Parent entered into dissolution.
Following the Corporate reorganization, the Company completed its IPO of 53,590,000 shares of its common stock at a public offering price of $23.00 per share, for proceeds of approximately $1,156.0 million, net of underwriting discounts and issuance costs.
In addition, we entered into agreements with certain executive officers to repurchase shares of our common stock beneficially owned by them in private transactions at a purchase price per share equal to the initial public offering price per share of our common stock less the underwriting discounts and commissions payable thereon. The total number of shares repurchased as of December 31, 2020 was 1,568,445.

Sotera Health Company
Notes to Consolidated Financial Statements
16.Share-Based Compensation
Pre-IPO Awards
Prior to our IPO, the Company’s equity-based awards issued to service providers (including directors and employees) included partnership interests in Topco Parent (Class B-1, B-2 or C Units) which vested based on either time or the achievement of certain performance and market conditions (the “pre-IPO awards”). These equity-based awards represented an interest in our former parent and were granted in respect of services provided to the Company and its subsidiaries. In connection with the IPO, our former parent made in-kind distributions of shares of our common stock to its limited partners as described in Note 15, “Stockholders' Equity (Deficit)”. In connection with this distribution, each recipient of pre-IPO awards was required to execute a restricted stock agreement and acknowledgment which provided that any common stock distributed in respect of any unvested awards shall be subject to the same vesting and forfeiture restrictions that applied to any unvested pre-IPO awards. At the time of the IPO, there were fewer than 60 individuals who received shares in the in-kind distribution and while this represents a modification to the existing awards, there was no change in compensation expense associated with these awards since the fair value of the distributed shares immediately before and after the distribution is the same. Following the distribution, our former parent entered into dissolution and will be dissolved in the State of Delaware.
Restricted stock distributed in respect of pre-IPO Class B-1 time vesting units vests on a daily basis pro rata over the five-year period beginning on the original vesting commencement date of the corresponding Class B-1 time vesting units (20% per year), subject to the grantee’s continued services through each vesting date. Upon the occurrence of a change in control of the Company, all then outstanding unvested shares of our common stock distributed in respect of Class B-1 Units will become vested as of the date of consummation of such change in control, subject to the grantee’s continued services through the consummation of the change in control.
Restricted stock distributed in respect of pre-IPO Class B-2 Units (which were considered performance vesting units) are scheduled to vest only upon satisfaction of certain thresholds. These units generally vest as of the first date on which (i) our Sponsors have received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Topco Parent and (ii) the Sponsors’ internal rate of return exceeds twenty percent, subject to such grantee’s continued services through such date. Included in share-based compensation expense for the year ended December 31, 2020 was $4.9 million attributed to these awards as related performance conditions are considered probable of achievement and the implied service condition was met. In the event of a change in control of the Company, any outstanding shares of our common stock distributed in respect of Class B-2 Units that remain unvested immediately following the consummation of such a change in control of the Company shall be immediately canceled and forfeited without compensation.
Pre-IPO Class C Units were issued in June 2016, they were considered performance and time vesting units, and were accounted for as liability awards. In the third quarter of 2019, all pre-IPO Class C Units vested and $10.0 million of share-based compensation expense was recognized and paid in cash accordance with the terms for redemption.
We recognized $9.7 million of share-based compensation expense ($4.9 million related to pre-IPO Class B-2 Units and $4.8 million related to pre-IPO Class B-1 Units) and $16.9 million ($10.0 million related to pre-IPO Class C Units and $6.9 million related to pre-IPO Class B-1 Units) for the years ended December 31, 2020 and 2019, respectively.
The assumptions used to calculate the fair value of the pre-IPO awards were as follows:

	2020	2019
Risk-free interest rate	1.6%	2.7%
Expected volatility	50%	49%
Expected dividends	None	None
Expected time until exercise (years)	0.6	1.5

Sotera Health Company
Notes to Consolidated Financial Statements
A summary of the activity for the years ended December 31, 2020 and 2019 related to the restricted stock distributed to the Company service providers in respect of the pre-IPO awards (Class B-1, B-2 and C Units) is presented below:

	Restricted Stock - Pre-IPO B-1	Restricted Stock - Pre-IPO B-2	Pre-IPO C Units
At January 1, 2019	32,184,134	16,501,827	4
Granted	3,387,500	987,500	—
Forfeited	(4,028,843)	(2,478,071)	—
Vested	(17,092,528)	—	(4)
At December 31, 2019	14,450,263	15,011,256	—
Granted	11,450,000		—
Forfeited	(84,390)	(407,381)	—
Vested	(11,049,597)	—	—
At IPO November 20, 2020	14,766,276	14,603,875	—
Converted at IPO (1)	2,309,348	3,497,138	—
Forfeited	—	(1,173,805)	—
Vested	(108,109)	—	—
At December 31, 2020	2,201,239	2,323,333	—
(1) Holders of pre-IPO awards received a distribution of shares of the Company as further described in Note 15, “Stockholders' Equity (Deficit)”. Thus, the pre-IPO B-1 Units represented 2,309,348 shares of the Company at IPO and the B-2 Units represented 3,497,138 shares of the Company at IPO.
The following table provides a summary of the weighted average unit grant date fair value, weighted average remaining contractual term, total compensation cost and unrecognized compensation cost for the pre-IPO awards:

December 31, 2020	Restricted Stock - Pre-IPO B-1	Restricted Stock - Pre-IPO B-2	All Awards
(dollars in millions, except per award values)
Weighted average grant date fair value per unit of unvested units(a)	$0.66	$0.34	$0.57
Weighted average remaining contractual term	2.7 years	N/A	N/A
Total compensation cost recognized during 2020	$4.8	$4.9	$9.7
Unrecognized compensation expense at December 31, 2020	$9.3	$—	$9.3
(a)Due to the in-kind distribution of shares of our common stock in connection with our IPO described above, the weighted average grant date fair value per unit is not comparable to the IPO share price.
N/A – not applicable
2020 Omnibus Incentive Plan
We maintain a long-term incentive plan (the “2020 Omnibus Incentive Plan” or the “2020 Plan”) that allows for grants of incentive stock options to employees (including employees of any of our subsidiaries), nonstatutory stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other cash-based, equity-based or equity-related awards to employees, directors, and consultants, including employees or consultants of our subsidiaries. The maximum number of shares or our common stock that may be issued under the 2020 Plan is 27.9 million. At December 31, 2020, 24.7 million shares are available for future issuance. The Company plans to issue newly issued shares or shares from treasury to satisfy requirements of awards paid with shares.
We recognized $1.2 million ($0.5 million for stock options and $0.7 million for RSUs) of share-based compensation expense for these awards in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses,” at grant date fair value over the requisite service period (typically four years on a straight-line basis) for the year ending December 31, 2020.

Sotera Health Company
Notes to Consolidated Financial Statements
Stock Options
We use a Black-Scholes option pricing model to estimate the fair value of stock options. Since we are a newly public company, the expected volatility is based on the volatility of similar publicly traded businesses within the same or similar industry as the Company and we used the simplified method to estimate the expected term. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant.
Weighted-average grant-date fair values of stock options and the assumptions used in estimating the fair values are as follows:

For the year ended December 31,	2020
Weighted average grant date fair value per share	$8.54
Expected term (years)	6.3 years
Risk-free interest rate	0.5%
Expected volatility	37.5%
Stock options have a four-year vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity:

	Number of Shares	Weighted-average Exercise Price
At December 31, 2019	—	$—
Granted	2,389,258	23.00
Forfeited	—	—
Vested	—	—
At December 31, 2020	2,389,258	$23.00
As of December 31, 2020, there were no stock options vested or exercisable. At December 31, 2020, all stock options are expected to vest. The remaining contractual term is 9.9 years and the aggregate intrinsic value of the stock options outstanding is $10.6 million. The total unrecognized compensation expense related to stock options expected to be recognized over the weighted-average period of approximately 3.9 years is $19.9 million.
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on our market price on the date of grant. The following table summarizes our unvested RSUs activity:

	Number of Shares	Weighted-average Grant Date Fair Value
At December 31, 2019	—	$—
Granted	771,276	23.00
Forfeited	—	—
Vested	—	—
At December 31, 2020	771,276	$23.00
As of December 31, 2020, total unrecognized compensation expense related to RSUs expected to be recognized over the weighted-average period of approximately 3.7 years is $17.0 million.

Sotera Health Company
Notes to Consolidated Financial Statements
17.Earnings (Loss) Per Share
Basic loss per share represents the amount of loss attributable to each common share outstanding. Diluted loss per share represents the amount of loss attributable to each common share outstanding adjusted for the effects of potentially dilutive common shares. Potentially dilutive common shares include stock options and other stock-based awards. In the periods where the effect would be antidilutive, potentially dilutive common shares are excluded from the calculation of diluted earnings per share.
On November 18, 2020, the Company effected a forward stock split to reclassify all 3,000 shares of its common stock outstanding as 232,400,200 shares. The loss per share data for the year ended December 31, 2019 is presented below giving effect to the stock split.
Our basic and diluted earnings per Common Share are calculated as follows:

	Year Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	December 31, 2020	December 31, 2019
Earnings (Loss):
Net loss	$(37,491)	$(20,425)
Less: Net income attributable to noncontrolling interests	1,126	425
Net loss attributable to Sotera Health Company common stockholders	$(38,617)	$(20,850)
Weighted Average Common Shares:
Weighted-average common shares outstanding (basic and diluted) (a)	237,696	232,400
Earnings (loss) per Common Share:
Net loss attributable to Sotera Health Company common stockholders (basic and diluted)	$(0.16)	$(0.09)
(a)As the Company reported a net loss for the years ended December 31, 2020 and 2019, the calculation of diluted weighted average common shares outstanding is not applicable because the effect of including the potential common shares would be antidilutive. Due to our net loss for the year ended December 31, 2020, the calculation of diluted weighted average common shares outstanding excluded 2,201,239 equivalent shares related to pre-IPO time vesting awards and 771,276 restricted stock units issued in connection with the 2020 Omnibus Incentive Plan. As the assumed proceeds exceeded the difference between the market price and the exercise price, an additional 2,389,258 equivalent shares related to stock options issued in connection with the 2020 Omnibus Incentive Plan were excluded from the calculation of diluted weighted average common shares outstanding. Additionally, 2,323,333 equivalent shares related to pre-IPO performance vesting awards were excluded from diluted weighted average common shares outstanding as the performance vesting thresholds were not satisfied as of the year ended December 31, 2020. For the year ended December 31, 2019, there were no potentially dilutive common shares outstanding.
18.Leases
We lease certain facilities and equipment under various non-cancelable operating leases that expire through October 2034. Most of our real property leases provide for renewal periods and rent escalations and stipulate that we pay taxes, maintenance, and certain other operating expenses applicable to the leased premises. We made an accounting policy election whereby leases with an initial term of 12 months or less are recognized as lease expense on a straight-line basis over the lease term and not recorded on the consolidated balance sheet.
We determine if an agreement contains a lease and classify our leases as operating or finance at the lease commencement date. Finance leases are those in which we will pay substantially all the underlying asset’s fair value or will use the asset for all or a major part of its economic life, including circumstances in which we will ultimately own the asset. Lease assets arising from finance leases are included in “Property, plant and equipment, net” and the liabilities are included in “Finance lease obligations” on the consolidated balance sheets. For finance leases, we recognize interest expense using the effective interest method and we recognize amortization expense on the lease asset over the shorter of the lease term or the useful life of asset. Finance leases are accounted for as if the assets were owned and financed, with associated expense recognized in “Interest expense, net” and “Cost of revenues” or “Selling, general and administrative expenses” within the Consolidated Statements of Operations and Comprehensive Income (Loss) depending on the nature of the underlying asset.
Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the right to use an underlying asset for the lease term and lease liabilities

Sotera Health Company
Notes to Consolidated Financial Statements
represent the obligation to make lease payments arising from the lease. As most leases do not provide an implicit interest rate, we estimate an incremental borrowing rate to determine the present value of lease payments. Our estimated incremental borrowing rate reflects a secured rate based on recent debt issuances, our estimated credit rating, and lease term.
We recognize operating lease costs on a straight-line basis over the term of the lease in “Cost of revenues” or “Selling, general and administrative expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss) depending on the nature of the underlying asset. Non-lease components are accounted for separately from the lease components for all asset classes.
The components of lease expense were as follows:

(thousands of U.S. dollars)	Year Ended December 31, 2020
Operating lease costs (1)	$14,403
Finance lease costs:
Amortization of right of use assets	2,617
Interest on lease liabilities	1,967
Total finance lease costs	4,584
Total lease costs	$18,987
(1)Includes $1.0 million of short-term lease costs in the year ended December 31, 2020.
Lease terms and discount rates were as follows:

Year Ended December 31, 2020
Weighted average remaining lease term:
Operating leases	6.5 years
Finance leases	16.0 years
Weighted average discount rate:
Operating leases	6.10%
Finance leases	6.05%
Supplemental cash flow information related to leases was as follows:

(thousands of U.S. dollars)	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,732
Operating cash flow for finance leases	2,118
Finance cash flows for finance leases	1,498

Sotera Health Company
Notes to Consolidated Financial Statements
Maturities of lease liabilities as of December 31, 2020 are as follows:

(thousands of U.S. dollars)	Operating Leases	Finance Leases	Total
2021	$12,127	$3,524	$15,651
2022	10,966	3,377	14,343
2023	8,921	3,400	12,321
2024	6,241	3,459	9,700
2025	4,464	3,511	7,975
2026 and Thereafter	16,733	39,921	56,654
Total lease payments	59,452	57,192	116,644
Less imputed interest	(11,128)	(21,080)	(32,208)
Total lease liabilities	$48,324	$36,112	$84,436
19.Asset Retirement Obligations (“ARO”)
Our ARO represent the present value of future remediation costs and an increase in the carrying amounts of the related assets in property, plant and equipment in the consolidated balance sheets. The capitalized future site remediation costs are depreciated and the ARO are accreted over the life of the related assets which is included in depreciation and amortization expense, respectively.
The fair value of the ARO is determined based on estimates requiring management judgment. The key assumptions include the timing and estimated decommissioning costs of the remediation activities and credit adjusted risk free interest rates. Changes in the assumptions based on future information may result in adjustments to the estimated obligations over time. No market risk premium has been included in the calculation for the ARO since no reliable estimate can be made by the Company. Any difference between costs incurred upon settlement of an ARO and the liability recognized for the estimated cost of asset retirements will be recognized as a gain or loss in our current period operating results.
Each year, we review decommissioning costs and consider changes in marketplace rates. The following table describes changes to our ARO liability during the years presented:

(thousands of U.S. dollars)
For the Year Ended	2020	2019
ARO – beginning of period	$45,196	$40,543
Liabilities settled	(2,200)	—
Changes in estimates	620	1,640
Accretion expense	1,997	2,051
Foreign currency exchange and other	20	962
ARO – end of period	45,633	45,196
Less current portion of ARO	620	2,200
Noncurrent ARO – end of period	$45,013	$42,996
We recorded depreciation expense on the ARO of $0.2 million and $0.3 million, for the years ended December 31, 2020 and 2019, respectively.
We are obligated to provide financial assurance to local and state licensing authorities for possible future decommissioning costs associated with the various facilities that hold Co-60. At December 31, 2020 and 2019, $49.5 million and $49.3 million, respectively, of the standby letters of credit referenced above and surety bonds were outstanding in favor of the various local and state licensing authorities in the event we defaulted on our decommissioning obligation.

Sotera Health Company
Notes to Consolidated Financial Statements
20.Commitments and Contingencies
Leases
We lease certain facilities and equipment under various operating leases that expire through October 2034. The aggregate future minimum lease payments as of December 31, 2020 are described in Note 18, “Leases”.
We depend on a limited number of suppliers for certain of our supply and direct material costs. This includes obligations under various supply agreements in our Nordion segment for Co-60 that are enforceable and legally binding on us. As of December 31, 2020, we had minimum purchase commitments primarily with domestic and international suppliers of raw materials for the Nordion business totaling $1,669.6 million. The terms of these long-term supply or service arrangements range from 1 to 45 years. In addition, our Sterigenics segment has obligations to purchase ethylene oxide (“EO”) gas. Our contract to purchase EO gas in the U.S. requires us to purchase all of our requirements from one supplier, and our contracts to purchase EO gas outside the U.S. generally require that we purchase a specified percentage of our requirements for our operations in the countries covered by those contracts. Although our EO gas contracts generally do not contain fixed minimum purchase volumes, we estimate the amounts based on the percentage of our requirements specified in the contracts and our budgeted purchase volumes for future periods covered under the contracts to be $124.9 million as of December 31, 2020. Such volumes are expected to be utilized in the normal course of our business and are not recognized on the consolidated balance sheets as a liability.
From time to time, we may be subject to various lawsuits and other claims in the ordinary course of our business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate.
We establish reserves for specific liabilities in connection with regulatory and legal actions that we determine to be probable and reasonably estimable. No material amounts have been accrued in our consolidated financial statements with respect to any loss contingencies. In certain of the matters described below, we are not able to make a reasonable estimate of any liability because of the uncertainties related to the outcome and/or the amount or range of loss. While it is not possible to determine the ultimate disposition of each of these matters, we do not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material effect on our financial condition or results of operations. Despite the above, the Company may incur material defense and settlement costs, diversion of management resources and other adverse effects on our business, financial condition, or results of operations.
FM Global Business Interruption Claim (NRU Outage)
Nordion, due to the shutdown of AECL’s NRU reactor in 2009, suffered a cessation of supply of radioisotopes and business interruption loss. Nordion, by Statement of Claim dated October 22, 2010, issued in Ontario Superior Court an action against the insurer, Factory Mutual Insurance Company (FM Global), claiming $25.0 million USD in losses resulting from the shutdown of AECL’s reactor and its inability to supply radioisotopes through the specified period of approximately 15 months. FM Global objected to Nordion’s claim.
Trial commenced in March 2019 and was completed in September 2019. On March 30, 2020, Nordion received a favorable judgment in the amount of $25.0 million USD, plus pre-judgment interest, for a total judgment value of $39.8 million USD, or $56.4 million CAD based on exchange rates approved by the trial court. In addition, costs and disbursements have been assessed and awarded by the trial court in favor of Nordion in the approximate amount of $1.1 million CAD ($0.8 million USD) and $161,863 CAD ($0.1 million USD), respectively. On April 27, 2020, FM Global appealed the judgment. In January 2021,The Insurance Bureau of Canada was granted leave to intervene in the appeal. Hearing before the Court of Appeal is scheduled for April 15, 2021. Pending a favorable judgment in the appellate court, any final proceeds would be subject to post judgment interest, a contingent fee owed to legal counsel and applicable taxes. As the judgment is considered a contingent gain, any favorable outcome will be recognized in a future period when all appeals are exhausted. It is anticipated that the overall appeal process could take a year or more to complete.

Sotera Health Company
Notes to Consolidated Financial Statements
Willowbrook, Illinois – Government Litigation
On October 30, 2018, the Illinois Attorney General and the State’s Attorney of DuPage County, Illinois, sued Sterigenics U.S., LLC (the “IAG Action”), alleging that authorized EO air emissions from a commercial sterilization facility Sterigenics formerly operated in Willowbrook, Illinois “cause, threaten, or allow air pollution” in violation of the Illinois Environmental Protection Act. The IAG Action did not assert that Sterigenics violated its permit from the Illinois Environmental Protection Agency (“IEPA”) authorizing Sterigenics’ release of regulated levels of EO at the Willowbrook facility.
On February 15, 2019, the acting IEPA director, John Kim, issued a “Seal Order” effectively precluding Sterigenics’ operations at the Willowbrook facility based on many of the same allegations asserted in the IAG Action. Sterigenics disputed those allegations and opposed the IEPA’s Seal Order. The Seal Order was resolved by a Consent Order entered on September 6, 2019. The Consent Order provided that Sterigenics did not admit the allegations of the IAG Action, provided for the removal of the Seal Order and allowed the Willowbrook facility to reopen upon implementation of supplemental emissions control measures consistent with a new law that became effective in Illinois in June 2019 and an IEPA permit, which the IEPA approved in September 2019. Following entry of the Consent Order, the Seal Order was withdrawn.
On September 30, 2019, Sterigenics announced the closure of the Willowbrook facility due to the inability to reach an agreement with its landlord to renew the facility’s lease and the unstable legislative and regulatory landscape in Illinois. Sterigenics is in the process of decommissioning the facility and completing the work required by the terms of its lease to return the property to the landlord.
On October 20, 2020 Sterigenics, the Illinois Attorney General and the State’s Attorney of DuPage County filed a Joint Motion to Terminate Consent Order, stating that the community projects which Sterigenics voluntarily agreed to fund have been completed and funded as required by the Consent Order, and that Sterigenics has permanently ceased operations and surrendered all permits for its operations in Willowbrook, Illinois. On October 27, 2020 the DuPage County Circuit Court entered the Agreed Order Terminating Consent Order.
Ethylene Oxide Tort Litigation - Illinois
Since September 2018, tort lawsuits on behalf of approximately 835 personal injury plaintiffs (which are further described in the following paragraphs) have been filed in Illinois state courts against Sotera Health LLC, Sterigenics U.S., LLC, GTCR, LLC and other parties related to Sterigenics’ Willowbrook, Illinois operations. Specifically, those plaintiffs allege that they suffered personal injuries including cancer and other diseases, or wrongful death, resulting from purported emissions and releases of EO from the Willowbrook facility. Additional derivative claims are alleged on behalf of other individuals related to these personal injury plaintiffs. Plaintiffs seek damages in an amount to be determined by the trier of fact. Sterigenics denies these allegations and intends to vigorously defend against these claims. Plaintiffs have voluntarily dismissed without prejudice a number of cases since September 2018, including certain individual cases alleging personal injuries and two class actions seeking damages for alleged diminution of property values.
Sterigenics sought consolidation of the cases for pretrial purposes, and in October 2019 obtained an order consolidating the then-pending cases and related cases filed in the future before Judge Lawler in the Cook County Circuit Court, Illinois (the “Consolidated Case”). All plaintiffs in the Consolidated Case filed a single Master Complaint on October 24, 2019 by which Sotera Health LLC was added as a co-defendant, followed by a First Amended Master Complaint on January 31, 2020. On April 28, 2020, the defendants filed motions to dismiss the claims in the First Amended Master Complaint. On August 17, 2020, the Court entered an order largely denying the motions to dismiss, and the same day plaintiffs filed a Second Amended Master Complaint.
Having been granted leave of Court on August 17, 2020 to add as defendants Griffith Foods Group, Inc., Griffith Foods, Inc., Griffith Foods International, Inc. and Griffith Foods Worldwide Inc., plaintiffs filed a Third Amended Master Complaint, adding those defendants, on October 30, 2020. Defendants’ responses to the Third Amended Master Complaint were filed on or about December 1, 2020. Each plaintiff in the Consolidated Case has filed an individual short form complaint, the last of which were filed on February 1, 2021 and defendants’ deadline for response will be 90-days after entry of an order setting the individual case for trial.

Sotera Health Company
Notes to Consolidated Financial Statements
Written and deposition fact discovery is on-going in the Consolidated Case. Currently, there are no dates set for the close of fact discovery, for expert discovery or for dispositive motion practice. Plaintiffs have not yet made any specific damages claims.
A May 3, 2021 trial date has been set for Kamuda v. Sterigenics, the first-filed of the individual cases now included in the Consolidated Case, which is the first scheduled trial in these proceedings, but a General Administrative Order by the Presiding Judge of the Law Division, Cook County Circuit Court appears to have postponed that trial date. Four additional cases now included in the Consolidated Case were scheduled for trials starting in June, August, September and November 2021 but it appears that at least the first of those trials will be postponed in light of the General Administrative Order. We anticipate that additional trials will be scheduled after 2021 in roughly the order in which the individual cases were filed.
Additional personal injury and property devaluation lawsuits may be filed in the future against Sotera Health LLC and Sterigenics U.S., LLC relating to Sterigenics’ Willowbrook facility or other EO sterilization facilities. Sotera Health LLC and Sterigenics U.S., LLC intend to defend themselves vigorously in all such EO tort litigation.
Ethylene Oxide Tort Litigation – Georgia
On May 19, 2020, a lawsuit against Sotera Health LLC, Sterigenics U.S., LLC and other parties was filed in the State Court of Cobb County, Georgia by 53 employees of a contract sterilization customer of Sterigenics. In the operative complaint, Plaintiffs claim personal injuries resulting from alleged exposure to residual EO while working at the customer’s distribution center in Lithia Springs, Georgia, allege they were unaware that they were being exposed to EO in their workplace and seek damages in an amount to be determined by the trier of fact. The deadline for defendants to respond to the operative Second Amended Complaint is March 31,2021. All defendants are being defended and indemnified by Sterigenics’ contract sterilization customer (plaintiffs’ employer and a co-defendant in the lawsuit).
In May 2020, the Cobb County, Georgia Board of Tax Assessors reduced certain residential property value assessments around the Sterigenics Atlanta facility by 10% citing an “Epd-identified environmental issue,” without supporting market data. On August 14, 2020, Sterigenics U.S., LLC filed a lawsuit against members of the Cobb County Board of Tax Assessors in the U.S. District Court for the Northern District of Georgia, seeking a declaration that the reduction in property value assessments is arbitrary and unlawful and is causing Sterigenics reputational and imminent economic harm. On February 5, 2021 the Court issued an order finding that Sterigenics lacks standing to obtain the relief sought and dismissed the case. Sterigenics has appealed that decision to the 11th Circuit Court of Appeals.
Since August 17, 2020, six lawsuits against Sotera Health LLC, Sterigenics U.S., LLC and other parties have been filed by plaintiffs in the State Court of Cobb County, Georgia and the State Court of Gwinnett County, Georgia in which plaintiffs allege that they suffered personal injuries and loss of consortium resulting from emissions and releases of EO from Sterigenics’ Atlanta facility. We are also defendants in lawsuits alleging that our Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. Plaintiffs in these cases seek various forms of relief including damages in amounts to be determined by the trier of fact. Sotera Health LLC filed motions to dismiss in all cases on personal jurisdiction grounds. Those motions remain pending. Sterigenics U.S., LLC and Sotera Health LLC filed a motion to dismiss the strict liability claim in each case. That motion was denied in one case pending in the State Court of Gwinnett County and the other motions remain pending.
Additional personal injury and property devaluation lawsuits may be filed in the future against Sotera Health LLC and Sterigenics U.S., LLC relating to Sterigenics’ Atlanta facility or other EO sterilization facilities. Sotera Health LLC and Sterigenics U.S., LLC intend to defend themselves vigorously in all such EO tort litigation.
Suspension of Georgia Facility Operations & Related Litigation
On August 7, 2019, Sterigenics U.S., LLC entered into a voluntary Consent Order with the Georgia Environmental Protection Division (“EPD”) under which Sterigenics agreed to install emissions reduction enhancements at its Atlanta facility to further reduce the facility’s EO emissions below already permitted levels. Sterigenics voluntarily suspended operations at the facility in early September 2019 to expedite completion of the enhancements. Installation of these enhancements is complete, and

Sotera Health Company
Notes to Consolidated Financial Statements
Sterigenics successfully tested the enhanced emissions controls in cooperation with EPD during the second quarter of 2020 while the facility was in operation.
In October 2019, while Sterigenics had voluntarily suspended the facility’s operations, Cobb County, Georgia officials asserted that the facility had an incorrect “certificate of occupancy” and could not resume operations without obtaining a new certificate of occupancy after a third-party code compliance review they required.
After the Cobb County officials would not allow Sterigenics to resume operations, on March 30, 2020, Sterigenics U.S., LLC filed a lawsuit in the United States District Court for the Northern District of Georgia against Cobb County, Georgia and Cobb County officials Nicholas Dawe and Kevin Gobble. In the lawsuit, Sterigenics sought immediate injunctive relief and permanent declaratory relief to resume normal operations of the Atlanta facility in the interest of public health and on the basis that the positions asserted by Cobb County were unfounded. On April 1, 2020 the Court entered a Temporary Restraining Order prohibiting Cobb County officials from precluding or interfering with the facility’s normal operations. On April 8, 2020, the Court entered a Consent Order extending the Temporary Restraining Order and allowing the facility to continue normal operations until entry of a final judgment in the case. On June 24, 2020 Sterigenics filed an amended complaint, and on July 22, 2020 defendants filed a motion to dismiss the claims. On November 9, 2020, the Court held a hearing and denied the motion to dismiss. Fact discovery is on-going. The court has entered a case management schedule including an April 23, 2021 date for the close of fact discovery, June 11, 2021 date for the close of expert discovery, and an August 27, 2021 date for the close of summary judgment briefing. A settlement conference is scheduled on June 25, 2021.
Ethylene Oxide Litigation – New Mexico
On December 22, 2020 the New Mexico Attorney General filed a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico against the Company, Sterigenics U.S., LLC and other subsidiaries alleging that emissions of EO from Sterigenics U.S., LLC’s sterilization facility in Santa Teresa, New Mexico constitute a public nuisance and have deteriorated the air quality in Santa Teresa and surrounding communities and materially contributed to increased health risks suffered by residents of those communities. The Complaint asserts claims for public nuisance, negligence, strict liability, violations of New Mexico’s Public Nuisance Statute and Unfair Practices Act and a request for a temporary restraining order and preliminary injunctive relief. On December 28, 2020 Sterigenics U.S., LLC removed the case to the United States District Court for the District of New Mexico. Plaintiff’s December 30, 2020 motion to remand the case to state court is fully briefed and awaiting ruling.
An unsigned Emergency Motion for Temporary Restraining Order and Injunctive Relief was also filed in state court on December 22, 2020 (“Emergency Motion”), which has been opposed by Sterigenics U.S., LLC. The Emergency Motion does not demand facility closure but seeks an order requiring Defendants to cease any and all uncontrolled emissions or releases of EO from the Santa Teresa facility, including by making certain modifications to sterilization processes at the facility.
Additional personal injury and property devaluation lawsuits may be filed in the future against the Company, Sterigenics U.S., LLC or other subsidiaries relating to Sterigenics’ Santa Teresa facility or other EO sterilization facilities. The Company, Sterigenics U.S., LLC and other subsidiaries intend to defend themselves vigorously in all such EO tort litigation.
*    *    *
We carry insurance for alleged environmental liabilities (including personal injury litigation like that pending in Illinois and Georgia described above), with limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook government and EO tort litigation was fully utilized by June 30, 2020. We have not provided for a contingency reserve in connection with these claims.
While we intend to vigorously defend the Illinois, Georgia and New Mexico proceedings described above and any other claims relating to our EO sterilization facilities, we are not able to predict the outcome of any litigation and there can be no assurance that we will be successful. We are unable to predict the incidence or outcome of such litigation or to reasonably estimate the possible range of any losses that could be incurred. An adverse outcome in one or more of these proceedings could have a material adverse effect on our business, financial condition and results of operations.

Sotera Health Company
Notes to Consolidated Financial Statements
21.Financial Instruments and Financial Risk
Derivative Instruments
We do not use derivatives for trading or speculative purposes and are not a party to leveraged derivatives.
Derivatives Designated in Hedge Relationships
During the third quarter of 2019, we entered into two interest rate swap agreements to hedge our exposure to interest rate movements and to manage interest expense related to our outstanding variable-rate debt. The notional amount of the interest rate swap agreements totaled $1,000.0 million. These swaps were designated as cash flow hedges and were designed to hedge the variability of cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged. We received interest at one-month LIBOR and paid a fixed interest rate under the terms of the swap agreement. The termination date of the swap agreements was August 31, 2020.
Derivatives Not Designated in Hedge Relationships
In October 2017, we entered into two interest rate cap agreements with a total notional amount of $400 million for a total option premium of $0.6 million; these agreements terminated on September 30, 2020. The interest rate caps limited the Company’s cash flow exposure related to the LIBOR base rate under the variable rate Term Loan borrowings to 3.0%.
In June 2020, SHH entered into two interest rate cap agreements with notional amounts of $1,000.0 million and $500.0 million, respectively, for a total option premium of $0.3 million. These instruments terminate on August 31, 2021 and February 28, 2022, respectively. The interest rate caps limit our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 1.0%. In February 2021, we amended the two interest rate cap agreements referenced above to reduce the strike rate from 1.0% to 0.5%, and extend the termination date of the $1,000.0 million notional cap to September 30, 2021. Premiums paid to amend the interest rate caps were immaterial. We also entered into two additional interest rate cap agreements in February 2021 with a combined notional amount of $1,000.0 million, for a total option premium of $0.4 million. These instruments are effective September 30, 2021, and will terminate on December 31, 2022. The amended and new interest rate caps limit our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 0.5%.
The interest rate caps were entered into to manage economic risks associated with our variable rate borrowings, but were not designated in hedge relationships. These instruments are recorded at fair value on the consolidated balance sheets, with any changes in the value being recorded in “Interest expense, net” in the consolidated statement of operations and comprehensive income (loss).
The Company also entered into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our European and Canadian subsidiaries. The foreign currency forward contracts expired ratably on a monthly basis. The fair value of the outstanding foreign currency forward contracts was zero as of December 31, 2020 or 2019.
Embedded Derivatives
We have embedded derivatives in certain of our customer and supply contracts as a result of the currency of the contract being different from the functional currency of the parties involved. Changes in the fair value of the embedded derivatives are recognized in “Other income, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Sotera Health Company
Notes to Consolidated Financial Statements
The following table provides a summary of the notional and fair values of our derivative instruments:

	December 31, 2020				December 31, 2019
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$—		$—	$—	$1,000.0	$242	$—
Derivatives not designated as hedging instruments
Interest rate caps	1,500.0		7	—	400.0	1	—
Embedded derivatives	83.3	(a)	—	670	96.0	—	3,478
Total	$1,583.3		$7	$670	$1,496.0	$243	$3,478
(a)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
The interest rate caps and embedded derivatives assets are included in “Prepaid expenses and other current assets” on our consolidated balance sheets. Embedded derivative liabilities are included in “Accrued liabilities” on the consolidated balance sheets.
The following tables summarize the activities of our derivative instruments for the periods presented, and the line item in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)
Year Ended December 31,	2020	2019
Unrealized loss on interest rate caps recorded in interest expense, net	$250	$335
Unrealized (gain) on embedded derivatives recorded in other income, net	(3,073)	(1,200)
Realized loss on interest rate swap recorded in interest expense, net	5,055	—
Realized loss on foreign currency forward contracts recorded in foreign exchange (gain) loss	2,751	—
In addition, during the year ended December 31, 2020, we recognized $5.2 million of losses in accumulated other comprehensive income (loss) related to the change in fair value of the interest rate swaps. Additionally, $5.0 million previously included in accumulated other comprehensive income was reclassified to interest expense, net during the year ended December 31, 2020.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of December 31, 2020 and 2019, accounts receivable was net of an allowance for uncollectible accounts of $0.7 million and $0.8 million, respectively.
Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations to us. We are exposed to credit risk in the event of non-performance, but do not anticipate non-performance by any of the counterparties to our financial instruments. We limit our credit risk by dealing with counterparties that are considered to be of high credit quality. In the event of non-performance by counterparties, the carrying value of our financial instruments represents the maximum amount of loss that would be incurred.
Fair Value Hierarchy
The fair value of our financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation techniques we would use to determine such fair values are described as follows: Level 1—fair values determined by inputs utilizing quoted prices in active markets for

Sotera Health Company
Notes to Consolidated Financial Statements
identical assets or liabilities; Level 2—fair values based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable; Level 3—fair values determined by unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.
The following table discloses our financial assets (liabilities) measured at fair value on a recurring basis:

As of December 31, 2020		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives not designated as hedging instruments(a)
Interest rate caps	$7	$—	$7	$—
Embedded derivative liabilities	(670)	—	(670)	—
Long-Term Debt(c)
Term loan, due 2026	1,728,018	—	1,772,180	—
Senior notes, due 2026	96,329	—	99,863	—
Other long-term debt	442	—	442	—
Finance Lease Obligations (with current portion)(d)	36,112	—	36,112	—

As of December 31, 2019		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(b)
Interest rate swaps	$242	$—	$242	$—
Derivatives not designated as hedging instruments(a)
Interest rate caps	1	—	1	—
Embedded derivative liabilities	—	—	(3,478)	—
Long-Term Debt(c)
Term loan, due 2026	2,055,426	—	2,130,600	—
Senior notes, due 2027	745,007	—	770,000	—
Other long-term debt	440	—	440	—
Finance Lease Obligations (with current portion)(d)	31,171	—	31,171	—
(a)Derivatives that are not designated as hedging instruments are measured at fair value with gains or losses recognized immediately in earnings in the Consolidated Statements of Operations and Comprehensive Income (Loss). Refer also to Note 1, “Significant Accounting Policies”. Interest rate caps are valued using pricing models that incorporate observable market inputs including interest rate and yield curves. Embedded derivatives are valued using internally developed models that rely on observable market inputs including foreign currency forward curves.
(b)Derivatives designated as hedging instruments are measured at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss). Additional information is provided in Note 1, “Significant Accounting Policies”. Interest swaps are valued using pricing models that incorporate observable market inputs including interest rate curves and yield curves.
(c)Carrying amounts of long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair value of these instruments is based on information provided by the agent under the Company’s senior secured credit facility. Fair value approximates carrying value for “Other long-term debt.”
(d)Refer to Note 2, “Recent Accounting Standards”. Fair value approximates carrying value.
22.Segment and Geographic Information
We identify our operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Sterigenics, Nordion and Nelson Labs. We have determined our reportable segments based upon an assessment of organizational structure, service types,

Sotera Health Company
Notes to Consolidated Financial Statements
and internally prepared financial statements. Our chief operating decision maker evaluates performance and allocates resources based on net revenues and segment income after the elimination of intercompany activities. The accounting policies of our reportable segments are the same as those described in Note 1, “Significant Accounting Policies”.
Sterigenics
The Sterigenics segment provides outsourced terminal sterilization and irradiation services for the medical device, pharmaceutical, food safety and advanced applications markets.
Nordion
Nordion is a global provider of Co-60 and gamma irradiators, which are key components to the gamma sterilization process.
Nelson Labs
Nelson Labs provides outsourced microbiological and analytical chemistry testing and advisory services for the medical device and biopharmaceutical industries.
For the year ended December 31, 2020, three customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 15.4%, 13.8%, and 13.3% of the total segment’s external net revenues for the year ended December 31, 2020.

(thousands of U.S. dollars)	Year Ended December 31, 2020
	Sterigenics	Nordion	Nelson Labs	Consolidated
Net revenues(a)	$498,773	$114,745	$204,640	$818,158
Segment income(b)	266,639	66,803	86,417	419,859
Capital expenditures	42,164	4,655	6,688	53,507

	Year Ended December 31, 2019
	Sterigenics	Nordion	Nelson Labs	Consolidated
Net revenues(a)	$471,708	$116,165	$190,454	$778,327
Segment income(b)	244,904	62,196	72,832	379,932
Capital expenditures	51,123	2,034	4,100	57,257
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $38.6 million and $40.9 million in revenues from sales to our Sterigenics segment for the year ended December 31, 2020 and 2019, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for both periods.
(b)Segment income is only provided on a net basis to the chief operating decision maker and is reported net of intersegment profits.
Corporate operating expenses for executive management, accounting, information technology, legal, human resources, treasury, corporate development, tax, purchasing, and marketing are allocated to the segments based on total revenue.
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the chief operating decision maker.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of segment income to consolidated income (loss) before taxes is as follows:

(thousands of U.S. dollars)
Year Ended December 31,	2020	2019
Segment income	$419,859	$379,932
Less adjustments:
Interest expense, net	215,259	157,729
Depreciation and amortization(a)	143,564	146,719
Impairment of long-lived assets and intangible assets(b)	—	5,792
Share-based compensation(c)	10,987	16,882
Capital restructuring bonuses(d)	2,702	2,040
(Gain) loss on foreign currency and embedded derivatives(e)	(8,454)	2,662
Acquisition and divestiture related charges, net(f)	3,932	(318)
Business optimization project expenses(g)	2,524	4,195
Plant closure expenses(h)	2,649	1,712
Loss on extinguishment of debt(i)	44,262	30,168
Professional services relating to EO sterilization facilities(j)	36,671	11,216
Accretion of asset retirement obligation(k)	1,946	2,051
COVID-19 expenses(l)	2,677	—
Consolidated income (loss) before taxes	$(38,860)	$(916)
(a)Includes depreciation of Co-60 held at gamma irradiation sites.
(b)Represents impairment charges related to the decision to not reopen the Willowbrook, Illinois facility in September 2019.
(c)Includes non-cash share-based compensation expense. 2019 also includes $10.0 million of one-time cash share-based compensation expense related to the pre-IPO Class C Units, which vested in the third quarter of 2019. See Note 16, “Share-Based Compensation” for further information.
(d)Represents cash bonuses for members of management relating to the November 2020 IPO and the December 2019 refinancing.
(e)Represents the effects of (i) fluctuations in foreign currency exchange rates, primarily related to remeasurement of intercompany loans denominated in currencies other than subsidiaries’ functional currencies, and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(f)Represents (i) certain direct and incremental costs related to the acquisitions of Gibraltar Laboratories, Inc. (“Nelson Fairfield”) in 2018 and Iotron Industries Canada, Inc. in July 2020, and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, and (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018.
(g)Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of Nelson Labs, the Sotera Health rebranding, operating structure realignment and other process enhancement projects.
(h)Represents professional fees, severance and other payroll costs, and other costs including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility.
(i)Represents expenses incurred in connection with the refinancing of our debt capital structure in December 2019 and paydown of debt following the November 2020 IPO, including accelerated amortization of prior debt issuance and discount costs, premiums paid in connection with early extinguishment and debt issuance and discount costs incurred for the new debt.
(j)Represents professional fees related to litigation associated with our EO sterilization facilities and other related professional fees. See Note 20, “Commitments and Contingencies”.
(k)Represents non-cash accretion of asset retirement obligations related to Co-60 and gamma processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities (without regard for whether the decommissioning services would be performed by employees of Nordion, instead of by a third party) and are accreted over the life of the asset.

Sotera Health Company
Notes to Consolidated Financial Statements
(l)Represents non-recurring costs associated with the COVID-19 pandemic, including donations to related charitable causes and special bonuses for front-line personnel working on-site during lockdown periods.
Geographic Information
Net revenues for geographic area are reported by the country’s origin of the revenues.

(thousands of U.S. dollars)
Year Ended December 31,	2020	2019
United States	$490,498	$473,958
Canada	135,938	130,469
Europe	135,720	122,606
Other	56,002	51,294
Total	$818,158	$778,327
The ‘Other’ category above is primarily comprised of net revenues from Asian and Latin American countries that each represent 2% or less of our total net revenues.
Long-lived assets are based on physical locations and are comprised of the net book value of property, plant, and equipment.

(thousands of U.S. dollars)
As of December 31,	2020	2019
United States	$305,137	$305,090
Europe	141,668	121,771
Canada	97,996	86,163
Other	65,013	68,930
Total	$609,814	$581,954
The ‘Other’ category above is primarily comprised of long-lived assets in Asian and Latin American countries that each represent 5% or less of our total long-lived assets.

Sotera Health Company
Schedule II – Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charges (credits) to costs and expense	Deductions(1)	Translation Adjustments(2)	Balance at End of Period

Year Ended December 31, 2020
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$787	$270	$(389)	$40	$708
Deferred tax asset valuation allowance	22,962	30,667	(10,881)	1,017	43,765
Year Ended December 31, 2019
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$928	$482	$(591)	$(32)	$787
Deferred tax asset valuation allowance	16,678	6,318	—	(34)	22,962
(1)Uncollectible accounts written off, net of recoveries
(2)Change in foreign currency exchange rates

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures”, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control
During the fourth quarter of 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of nine members. The current members of our board of directors were elected in compliance with the provisions of the Stockholders’ Agreement. See Item 13, “Certain Relationships and Related Transactions, and Director Independence —Stockholders’ Agreement.” In accordance with the terms of our amended and restated certificate of incorporation and amended and restated bylaws, our board of directors is divided into three classes, each of whose members will serve for staggered three year terms.
The following table sets forth the name, age, position and class of each of our directors as of March 9, 2021. The following also includes certain information regarding our directors individual experience, qualifications, attributes and skills, and a brief statement of those aspects of our directors’ backgrounds that led us to conclude that they should serve as directors.

Name	Age	Position	Class and Year in Which Term Will Expire

Constantine S. Mihas	54	Director	Class I – 2021
James C. Neary	56	Director	Class I – 2021
Michael B. Petras, Jr.	53	Chairman and Chief Executive Officer	Class I - 2021
Ruoxi Chen	37	Director	Class II - 2022
David A. Donnini	55	Director	Class II - 2022
Ann R. Klee	59	Director	Class II - 2022
Sean L. Cunningham	45	Director	Class III - 2023
Stephanie M. Geveda	41	Director	Class III - 2023
Vincent K. Petrella	60	Director	Class III - 2023
Constantine S. Mihas has served as a member of our board of directors since October 2020 and was a member of Topco Parent’s board of managers from 2015 through November 2020. Mr. Mihas joined GTCR in 2001 and is currently a managing director of the firm. Prior to joining GTCR, Mr. Mihas was chief executive officer and co‑founder of Delray Farms, a specialty food retailer. Prior to Delray Farms, he was with McKinsey & Company. Mr. Mihas leads the Healthcare group at GTCR and has been instrumental in building the firm’s expertise in life sciences and medical devices. He is currently a director of Maravai LifeSciences and several private companies. Mr. Mihas holds a B.S. with high distinction in finance and economics from the University of Illinois, Chicago and an M.B.A. with distinction from the Harvard Business School. He was selected to serve on our board of directors because of his significant financial and investment experience, wide‑ranging experience as a director and deep familiarity with our company.
James C. Neary has served as a member of our board of directors since October 2020 and was a member of Topco Parent’s board of managers from 2015 through November 2020. Mr. Neary is a managing director and partner at Warburg Pincus and joined the firm in 2000. Mr. Neary is head of the firm’s industrial and business services group and co‑head of the firm’s healthcare group as well as a member of the investment management group and the executive management group. From 2010 to 2013, he led the firm’s late‑stage efforts in the technology and business services sectors. From 2004 to 2010, he was co‑head of the firm’s technology, media, and telecommunications investment efforts. Mr. Neary is the chairman of the board of directors of Endurance International Group Holdings, Inc. and serves on the board of directors of WEX Inc. and several private companies. He holds a B.A. in economics and political science from Tufts University and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University, where he was the Eugene Lerner Finance Scholar. He was selected to serve on our board of directors because of his extensive knowledge of strategy and business development, wide‑ranging experience as a director and deep familiarity with our company.
Michael B. Petras, Jr. has served as our Chief Executive Officer since June 2016 and as the Chairman of our board of directors since October 2020. He also served as the Chairman of Topco Parent’s board of managers from January 2019 through November 2020 and as a member of Topco Parent’s board of managers from June 2016 through November 2020. Prior to joining Sotera Health, Mr. Petras served as chief executive officer of Post‑Acute Solutions at Cardinal Health, Inc., a multinational healthcare services company, from 2015 to 2016 and chief executive officer of Cardinal Health at‑Home at Cardinal Health, Inc. from 2013 to 2015. From 2011 to 2013, he was the chief executive officer for AssuraMed Holdings, Inc., a medical products supplier owned by the Clayton, Dubilier & Rice and Goldman Sachs private equity firms, which was sold to

Cardinal Health, Inc. in 2013. From 2008 to 2011, Mr. Petras was president and chief executive officer at GE Lighting, a General Electric Company (“GE”) business unit. During his over 20 year career at GE, he held several management positions in multiple disciplines. Mr. Petras holds a B.S.B.A. in finance from John Carroll University and an M.B.A. in marketing from Case Western Reserve University. He was selected to serve on our board of directors because of his perspective as our Chief Executive Officer as well as his extensive commercial, financial and general management experience across many global industries.
Ruoxi Chen has served as a member of our board of directors since November 2020. Mr. Chen is a principal at Warburg Pincus, focusing on investments in the healthcare sector, and joined the firm in 2011. Prior to joining Warburg Pincus, Mr. Chen worked at the Carlyle Group in the U.S. Buyout Fund and in investment banking at Citigroup. He is currently a board member of several private healthcare companies. He received a B.S. magna cum laude in economics and computer science from Duke University and an M.B.A. from Harvard Business School. He was selected to serve on our board of directors because of his extensive knowledge of strategy and business development in the healthcare sector, his wide‑ranging experience as a director and deep familiarity with our company.
David A. Donnini has served as a member of our board of directors since October 2020 and was a member of Topco Parent’s board of managers from 2015 through November 2020. Mr. Donnini joined GTCR in 1991 and is currently a managing director of the firm. Prior to joining GTCR, he worked as an associate consultant at Bain & Company. He leads GTCR’s business services efforts. He is currently a director of several private companies. Mr. Donnini holds a B.A. in economics, summa cum laude, from Yale University and an M.B.A. from Stanford University, where he was an Arjay Miller Scholar and Robichek Finance Award winner. He was selected to serve on our board of directors because of his significant financial and investment experience, wide‑ranging experience as a director and deep familiarity with our company.
Ann R. Klee has served as a member of our board of directors since October 2020 and was a member of Topco Parent’s board of managers from May 2020 through November 2020. Ms. Klee served as the executive vice president, Business Development & External Affairs at Suffolk Construction, a construction contracting company, from February 2020 until March 2021. Prior to that, she was the vice president, Environmental Health & Safety at General Electric, a multinational conglomerate, from February 2008 to September 2019, and the vice president, Boston Development & Operations at GE from January 2016 to September 2019. At GE, she was also the president of the GE Foundation from August 2015 to September 2019, where she oversaw the company’s $140 million annual charitable contributions. She was a partner at Crowell & Moring in Washington, D.C. from 2006 to 2007, where she served as co‑chair of the firm’s Environment and Natural Resources Group. Prior to Crowell & Moring, she served as general counsel to the USEPA, as counselor and special assistant to the Secretary of the U.S. Department of the Interior and as chief counsel to the U.S. Senate’s Environment and Public Works Committee. Ms. Klee is currently a director at Wabtec Corporation and is the chair of the EHS subcommittee of the nominating and corporate governance committee of the board of directors. She holds a B.A. in classics from Swarthmore College and a J.D. from the University of Pennsylvania Carey Law School. She was selected to serve on our board of directors because of her extensive experience as an environmental lawyer managing complex litigation, and for her expertise in environmental law, regulation and policy and corporate ESG matters.
Sean L. Cunningham has served as a member of our board of directors since October 2020 and was a member of Topco Parent’s board of managers from 2015 to November 2020. Mr. Cunningham joined GTCR in 2001 and is currently a managing director of the firm. Prior to joining GTCR, he worked as a consultant with The Boston Consulting Group. Mr. Cunningham currently is a director of Maravai LifeSciences and several private companies. He holds A.B. and B.E. degrees in engineering sciences from Dartmouth College and an M.B.A. from the Wharton School at the University of Pennsylvania. He was selected to serve on our board of directors because of his wide range of experience overseeing and assessing the performance of companies in our industry, decades‑long investment practice and extensive knowledge of strategy and business development.
Stephanie M. Geveda has served as a member of our board of directors since October 2020 and was a member of Topco Parent’s board of managers from 2015 through November 2020. Ms. Geveda is a managing director and head of Business Services at Warburg Pincus. Ms. Geveda joined Warburg Pincus in 2010 and has worked in the private equity industry for eighteen years. Prior to joining Warburg Pincus, Ms. Geveda worked as an investment professional at Silver Lake Partners, Fox Paine & Company and J.P. Morgan Partners, where she focused on private equity transactions including leveraged buyouts, growth equity and venture investment opportunities across a wide range of industries. She began her career working in Morgan Stanley’s Investment Banking Division where she advised companies focused on mergers, acquisitions and restructuring transactions. She currently serves on the board of directors of several private companies. She holds a B.B.A., summa cum laude, in finance and economics from the University of Notre Dame and an M.B.A. from the Harvard Business School, where she graduated as a George F. Baker Scholar. She was selected to serve on our board of directors because of her extensive knowledge of strategy and business development, wide‑ranging experience as a director and deep familiarity with our company.

Vincent K. Petrella has served as a member of our board of directors since November 2020. Mr. Petrella served as the executive vice president, chief financial officer and treasurer at Lincoln Electric Holdings, Inc., a welding, cutting and brazing products manufacturer from 2004 until April 2020. Prior to that role, he served as vice president, corporate controller from 1997 to 2003 and as internal audit manager from 1995 to 1997. Before Lincoln Electric Holdings, Inc., Mr. Petrella was an auditor at PricewaterhouseCoopers. He is currently a board member of Applied Industrial Technologies, Inc. and the Gorman‑Rupp Company. Mr. Petrella holds a B.A. in business administration (accounting) from Baldwin Wallace University and is a Certified Public Accountant in Ohio (inactive). He was selected to serve on our board of directors because of his significant global finance, accounting and international business development experience, his expertise with respect to audit committees and his wide‑ranging experience as a director.
See Part I, “ Information About Our Executive Officers” for information about our executive officers, which is incorporated by reference herein.
Certain Sponsor Rights
Our Stockholders’ Agreement provides that investment funds and entities affiliated with Warburg Pincus are entitled to designate up to:
•five directors for election to our board of directors for so long as certain investment funds and entities affiliated with Warburg Pincus hold 80% or more of the shares of our common stock that they hold immediately following the IPO;
•four directors for election to our board of directors for so long as certain investment funds and entities affiliated with Warburg Pincus hold 60% or more of the shares of our common stock that they hold immediately following the IPO;
•three directors for election to our board of directors for so long as certain investment funds and entities affiliated with Warburg Pincus hold 40% or more of the shares of our common stock that they hold immediately following the IPO;
•two directors for election to our board of directors for so long as certain investment funds and entities affiliated with Warburg Pincus hold 20% or more of the shares of our common stock that they hold immediately following the IPO; and
•one director for election to our board of directors for so long as certain investment funds and entities affiliated with Warburg Pincus hold 6 2/3% or more of the shares of our common stock that they hold immediately following the IPO.
In addition, our Stockholders’ Agreement provides that investment funds and entities affiliated with GTCR are entitled to designate up to:
•three directors for election to our board of directors for so long as certain investment funds and entities affiliated with GTCR hold 70% or more of the shares of our common stock that they hold immediately following the IPO;
•two directors for election to our board of directors for so long as certain investment funds and entities affiliated with GTCR hold 40% or more of the shares of our common stock that they hold immediately following the IPO; and
•one director for election to our board of directors for so long as certain investment funds and entities affiliated with GTCR hold 10% or more of the shares of our common stock that they hold immediately following the IPO.
Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by our board of directors, subject to the rights of any holders of any series of our preferred stock; provided that, without the consent of Warburg Pincus or GTCR, the authorized number of directors may not exceed eleven as long as investment funds and entities affiliated with either Warburg Pincus or GTCR are entitled to designate at least one director. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one‑third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in our control or management.
In addition, our amended and restated certificate of incorporation provides that our directors may be removed only for cause by the affirmative vote of the holders of at least 75% of the votes that all our stockholders would be entitled to cast in an annual election of directors; provided that for so long as investment funds and entities affiliated with either Warburg Pincus or GTCR, collectively, hold at least a majority of our outstanding capital stock, a director designated by investment funds and entities affiliated with either Warburg Pincus or GTCR, respectively, may be removed with or without cause by the affirmative vote of the holders of a majority of our outstanding capital stock and with the consent of Warburg Pincus or GTCR, respectively.
Director Independence
Our board of directors has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Mr. Petras, do not have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the listing standards of the Nasdaq. In making these determinations, our board of directors considered the current and prior relationships that each director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them described in the section titled Item 13, “Certain Relationships and Related Transactions, and Director Independence.”
The Sponsors beneficially own shares representing a majority of our outstanding shares of our common stock. As a result, we may be considered a “controlled company” within the meaning of the Nasdaq rules. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance standards, including:
•the requirement that a majority of the board of directors consist of independent directors;
•the requirement that our director nominations be made, or recommended to the full board of directors, by our independent directors or by a nominations committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
These requirements would not apply to us as long as we remain a “controlled company.” Although we may qualify as a “controlled company,” we do not currently rely on this exemption and fully comply with all corporate governance requirements under the Nasdaq corporate governance standards.
Committees of the Board of Directors
We have an audit committee, a compensation committee, a nominating and corporate governance committee and a Nordion pricing committee. The composition and responsibilities of each of the committees of our board of directors are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.
Audit Committee
The audit committee’s main purpose is to oversee our accounting and financial reporting processes, our relationship with our independent auditors, our compliance with legal and regulatory requirements and our policies and procedures with respect to risk assessment and risk management.
In carrying out this purpose, the audit committee will:
•oversee the design, implementation, adequacy and effectiveness of our disclosure controls and procedures, system of internal controls over financial accounting, internal audit function and the preparation and audits of our consolidated financial statements;
•appoint our independent auditors annually, review the annual audit plan, approve audit and pre‑approve any non‑audit related services provided to us, evaluate their qualifications and performance and ensure their independence;

•oversee procedures for the receipt, retention and treatment of complaints about accounting, internal accounting controls or audit matters, and for the confidential and anonymous submission by employees concerning such matters;
•review and approve or ratify, in accordance with our policies, all related party transactions as defined by applicable rules and regulations;
•oversee legal and regulatory matters and review and approve the adequacy and effectiveness of our compliance policies and procedures, including the Global Code of Conduct;
•approve the annual internal audit plan and budget, review with the internal audit executive the results of the audit work at least annually and more frequently as provided in the policy for reporting financial accounting and auditing concerns, as approved by the committee and at least annually review the performance of the internal audit team; and
•oversee company policies and practices with respect to financial risk assessment and risk management.
The members of the audit committee are Mr. Petrella (chair), Ms. Klee and Ms. Geveda. Mr. Petrella and Ms. Klee are “independent,” as defined under the Nasdaq rules and Rule 10A‑3 of the Exchange Act. Our board of directors has determined that each director appointed to the audit committee is financially literate, and the board has determined that Mr. Petrella is a financial expert. Our board of directors determined that Ms. Geveda, who is a member of our audit committee, does not satisfy applicable independence standards for audit committee membership because of the equity ownership in our Company held by investment funds and entities affiliated with Warburg Pincus, of which Ms. Geveda is a managing director, but determined that Ms. Geveda will be permitted to remain on the audit committee for a period of up to one year after our IPO in accordance with the phase‑in period under the Nasdaq rules.
Our audit committee operates under a written charter, which is available on our Investor Relations website at https://investors.soterahealth.com/.
Compensation Committee
The compensation committee’s main purpose is to oversee the compensation of our directors and employees, including our chief executive officer and other executive officers, and related matters.
In carrying out this purpose, the compensation committee will:
•review and approve our corporate goals relevant to compensation and evaluate the performance of our chief executive officer and other executive officers against those goals;
•determine the compensation of our chief executive officer and other executive officers based on their evaluations;
•administer and execute discretionary authority over the issuance of equity awards under our equity incentive plan;
•evaluate any applicable post‑service arrangements for our chief executive officer and other executive officers;
•review on a periodic basis the operation and structure of our compensation program, considering our business strategy, the results of the most recent Say‑on‑Pay vote and relative competitiveness against the market;
•advise the board of directors with respect to our board of directors or committee compensation;
•produce the compensation committee report on executive officer compensation and review and discuss with management any “Compensation Discussion and Analysis” section proposed for inclusion in our SEC filings; and
•oversee short‑term and long‑term management succession planning and leadership assessment and development.
The members of the compensation committee are Mr. Neary (chair) and Mr. Mihas. Each of Mr. Neary and Mr. Mihas are “independent,” as defined under the Nasdaq rules. Because we may be considered a “controlled company” under the Nasdaq rules, our compensation committee may not be required to be fully independent, although if such rules change in the future or we no longer meet the definition of a controlled company under the current rules and the committee was not then fully independent, we would be required to adjust the composition of the compensation committee as and if necessary in order to comply with such rules.

Our compensation committee operates under a written charter, which is available on our Investor Relations website at https://investors.soterahealth.com/.
Nominating and Corporate Governance Committee
The nominating and corporate governance committee’s main purpose is to identify and evaluate individuals qualified to become board members, consistent with criteria approved by the board and to recommend for the board’s approval the slate of nominees to be proposed to stockholders for election to the board, develop and recommend to the board for approval a set of corporate governance guidelines and lead the annual review of the performance of the board and each of its standing committees.
In carrying out this purpose, the nominating and corporate governance committee will:
•evaluate the composition, size, organization, performance and governance of the board and each of its committees, and make recommendations to the board about the appointment of directors to committees of the board;
•monitor developments and oversee our practices and policies related to environmental and social issues;
•develop policies for considering director nominees for election to the board and establish requisite qualification requirements, including director independence determinations; and
•ensure compliance with the corporate governance guidelines and review and recommend any changes to the board on an annual basis.
The members of the nominating and corporate governance committee are Ms. Klee (chair), Mr. Chen, Mr. Cunningham and Mr. Donnini. Each of Ms. Klee, Mr. Chen, Mr. Cunningham and Mr. Donnini are “independent,” as defined under the Nasdaq rules. Because we may be considered a “controlled company” under the Nasdaq rules, our nominating and corporate governance committee may not be required to be fully independent, although if such rules change in the future or we no longer meet the definition of a controlled company under the current rules and the committee was not then fully independent, we would be required to adjust the composition of the nominating and corporate governance committee as and if necessary in order to comply with such rules.
Our nominating and corporate governance committee operates under a written charter, which is available on our Investor Relations website at https://investors.soterahealth.com/.
Nordion Pricing Committee
The Nordion pricing committee is responsible for overseeing matters related to Nordion’s pricing that require review of sensitive or confidential customer information. The main purpose of this committee is to prevent confidential information relating to Nordion’s customers from being shared with individuals who are involved in the day‑to‑day operations of Sterigenics. The members of the Nordion pricing committee are Mr. Cunningham and Ms. Geveda.
Item 11. Executive Compensation
Overview
Our “Named Executive Officers,” consisting of our principal executive officer and our two most highly compensated executive officers (other than our principal executive officer), as of December 31, 2020, were:
•Michael B. Petras, Jr., our Chairman and Chief Executive Officer
•Scott J. Leffler, our Chief Financial Officer and Treasurer
•Michael P. Rutz, President of Sterigenics
Summary Compensation Table
The following table presents summary information regarding the total compensation that was awarded to, earned by or paid to our Named Executive Officers during the years ended December 31, 2019 and December 31, 2020:

Name and principal position	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	Non-equity incentive plan compensation (5)	All other compensation (6)	Total

Michael B. Petras Jr. Chairman and Chief Executive Officer	2020	$727,692	$700,000	$6,000,000	$9,000,000	$738,957	$37,609	$17,204,258
	2019	700,000	1,000,000	—	—	759,500	12,600	2,472,100
Scott J. Leffler Chief Financial Officer and Treasurer	2020	369,805	225,000	1,200,000	1,800,000	222,113	24,913	3,841,831
	2019	352,135	1,650,000	—	—	229,240	12,600	2,243,975
Michael P. Rutz President of Sterigenics	2020	269,577	50,000	4,800,000	900,000	153,133	10,623	6,183,333
(1)Includes the value of each Named Executive Officer’s base salary earned during the fiscal year covered. For Messrs. Petras and Leffler, includes base salary paid before and after entering into amended and restated employment agreements in November 2020. See “Employment Agreements. ” For Mr. Rutz, consists of base salary paid following the commencement of his employment in May, 2020.
(2)The amounts reported in this column represent bonuses paid to our named executive officers for 2019 and 2020, and, for Mr. Rutz, solely 2020. Amounts shown in the bonus column for fiscal year 2019 include the value of discretionary cash bonuses for members of management relating to capital markets activity in 2019. In addition, for Mr. Leffler, the amount shown includes the value of a $1,500,000 retention bonus to which he was entitled under the terms of a CFO Bonus Agreement with the Company, which was paid on the first ordinary payroll date following November 18, 2019. See “Employment Agreements—Retention Agreement with Mr. Scott J. Leffler.” The amounts reported for Mr. Petras and Mr. Leffler for fiscal year 2020 include the value of discretionary cash bonuses granted in connection with our IPO. See “Cash IPO Bonuses.” The amount shown for Mr. Rutz represents a one‑time lump sum cash sign-on bonus equal to $50,000, which was paid on the first ordinary payroll date following May 21, 2020 pursuant to his offer letter. See “Employment Agreement with Mr. Michael P. Rutz.”
(3)Amounts in this column reflect the aggregate grant date fair value of share-based compensation awarded during the year. For Messrs. Petras and Leffler, this includes the grant date fair value of RSUs granted in connection with our IPO. For Mr. Rutz, this includes the grant date fair value of RSUs granted in connection with our IPO and the grant date fair value of a limited partnership interest in Topco Parent granted in connection with the commencement of his employment. Mr. Rutz received a distribution of unvested restricted stock in respect of that limited partnership interest in connection with our IPO. See “Corporate Reorganization & Distribution of Shares.” The grant date fair value of this compensation was computed in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718, or FASB ASC 718. The assumptions that we used to calculate these amounts are discussed in Note 16, “Share-Based Compensation” to our consolidated financial statements. See “Outstanding Equity Awards.”
(4)Amounts in this column reflect the aggregate grant date fair value of stock options awarded during the year computed in accordance with the provisions of FASB ASC 718. The assumptions that we used to calculate these amounts are discussed in Note 16, “Share-Based Compensation”to our consolidated financial statements. See “Outstanding Equity Awards.”
(5)Includes the value of annual cash incentive awards paid under our Annual Incentive Plan.
(6)Amounts in the All Other Compensation column for fiscal year 2019 include the value of company contributions made on behalf of our Named Executive Officers under our 401(k) Plan, in which all our employees, including our Named Executive Officers, are eligible to participate. Amounts for fiscal year 2020 include the following: the value of company contributions made on behalf of our Named Executive Officers under our 401(k) Plan (for each of Mr. Petras and Mr. Leffler: $12,600 and for Mr. Rutz $5,632), the value of a Company paid executive physical examination (for Mr. Petras: $4,019 and for Mr. Leffler: $3,348), and legal expenses incurred in the renegotiation of employment agreements (for Mr. Petras: $20,990, for Mr. Leffler: $8,965 and for Mr. Rutz: $5,000).
Narrative Disclosure to Summary Compensation Table
In setting executive base salaries and bonuses and granting equity incentive awards, we seek to ensure that the overall level of total compensation for our executive officers is reasonable in relation to, and competitive with, the compensation paid by similarly situated peer leaders in our industry, subject to variation for individual factors such as experience, performance, duties, scope of responsibility, prior contributions and future potential contributions to our business. Mr. Petras provides input to the compensation committee with respect to compensation of the executive management team other than himself, including input and recommendations regarding individual performance assessments with respect to payments under the AIP (as defined below). In 2020, the compensation committee retained Exequity, LLP (“Exequity”), a compensation consulting firm, to evaluate our executive compensation program. The compensation committee reviewed with Exequity executive compensation levels, our incentive compensation programs and the types of compensation we offer to ensure that our programs are based on appropriate measures, goals and targets for our industry and our business objectives and to determine whether any changes to our compensation structures are justified.
Employment Agreements
Employment Agreement with Mr. Michael B. Petras, Jr.
Mr. Petras entered into an employment agreement with our subsidiary, Sotera Health LLC, dated May 25, 2016 (the “CEO Employment Agreement”), pursuant to which he served as the CEO and as a member of Topco Parent’s board of managers. Under the terms of the CEO Employment Agreement, Mr. Petras’ initial annual base salary in connection with his appointment as CEO was set at $700,000, less applicable withholding taxes. See “Summary Compensation Table” for information on Mr. Petras’ base salary paid in 2019 and 2020. Under the CEO Employment Agreement, Mr. Petras was also eligible to receive an annual bonus based on his attainment of one or more pre‑established performance criteria established by Topco Parent’s board of managers, with his annual target bonus opportunity equal to 100% of his then‑current annual base salary.
In connection with the IPO, Sotera Health LLC assigned its rights and obligations under the CEO Employment Agreement to our company and we entered into an amended and restated employment agreement with Mr. Petras which replaced his existing employment agreement effective as of the closing of the IPO (the “Amended and Restated CEO Employment Agreement”). Under the terms of the Amended and Restated CEO Employment Agreement, Mr. Petras serves as our CEO and Executive Chairman of our board of directors. Mr. Petras’ initial annual base salary is set at $1,000,000 as of November 2020, less applicable withholding taxes. Mr. Petras is eligible to receive an annual bonus based on the attainment of certain pre‑established performance criteria established by our board of directors, with his annual target bonus opportunity equal to 125% of his then‑current annual base salary.
Under the Amended and Restated CEO Employment Agreement, Mr. Petras is eligible to receive certain payments and benefits in the event of a termination of his employment by us without “cause” or a termination of employment by him for “good reason” (as each of these terms are defined in the Amended and Restated CEO Employment Agreement), which are described in detail under “Potential Payments upon Termination or Change in Control.”
Employment Agreement with Mr. Scott J. Leffler
Mr. Leffler entered into an employment agreement with our subsidiary, Sotera Health LLC, dated April 3, 2017 (the “CFO Employment Agreement”), pursuant to which he served as Chief Financial Officer (“CFO”). Under the terms of the CFO Employment Agreement, Mr. Leffler’s initial annual base salary in connection with his appointment as CFO was set at $340,000, less applicable withholding taxes. See “Summary Compensation Table” for information on Mr. Leffler’s base salary paid in 2019 and 2020. Under the CFO Employment Agreement, Mr. Leffler was also eligible to receive an annual bonus based on his attainment of one or more pre‑established performance criteria established by Topco Parent’s board of managers, with his annual target bonus opportunity equal to 60% of his then‑current annual base salary.
In connection with the IPO, Sotera Health LLC, assigned its rights and obligations under the CFO Employment Agreement to our company and we entered into an amended and restated employment agreement with Mr. Leffler which replaced his existing employment agreement effective as of the closing of the IPO (the “Amended and Restated CFO Employment Agreement”). Under the terms of the Amended and Restated CFO Employment Agreement, Mr. Leffler serves as our CFO. Mr. Leffler’s initial annual base salary is set at $450,000 as of November 2020, less applicable withholding taxes. Mr. Leffler is also eligible to receive an annual bonus based on the attainment of certain pre‑established performance criteria established by our board of directors, with his annual target bonus opportunity equal to 70% of his then‑current annual base salary.
Under the Amended and Restated CFO Employment Agreement, Mr. Leffler is eligible to receive certain payments and benefits in the event of a termination of his employment by us without “cause” or a termination of employment by him for “good reason” (as each of these terms is defined in the CFO Employment Agreement), which are described in detail under “Potential Payments upon Termination or Change in Control” below.

Retention Agreement with Mr. Scott J. Leffler
Mr. Leffler entered into a bonus agreement with our subsidiary, Sotera Health LLC, dated as of November 18, 2019 (the “CFO Bonus Agreement”). Pursuant to the CFO Bonus Agreement, on the first ordinary payroll date following November 18, 2019, Mr. Leffler received a cash retention bonus of $1,500,000 (less applicable tax withholdings) in consideration for his agreement to continue active employment with Sotera Health LLC through November 18, 2021 (the “Retention Date”). If prior to the Retention Date, Mr. Leffler terminates his employment without “good reason” (as described below in “Potential Payments Upon Termination or Change in Control,” but excluding a termination due to Mr. Leffler’s death or disability), Mr. Leffler is obligated to repay, on a pre‑tax basis, the full amount of the retention bonus. In connection with the IPO, Sotera Health LLC assigned its rights and obligations under the CFO Bonus Agreement to our company and we entered into an amended and restated bonus agreement with Mr. Leffler which reflects such assignment.
Employment Agreement with Mr. Michael P. Rutz
Mr. Rutz entered into an employment agreement with our subsidiary, Sotera Health LLC, dated May 21, 2020 (the “Rutz Employment Agreement”), pursuant to which he serves as President, Sterigenics Inc. Under the terms of the Rutz Employment Agreement, Mr. Rutz’s initial annual base salary in connection with his appointment as President, Sterigenics was set at $430,000, less applicable withholding taxes. See “Summary Compensation Table” for information on Mr. Rutz’s base salary paid in 2020. Under the Rutz Employment Agreement, Mr. Rutz is also eligible to receive an annual bonus based on his attainment of one or more pre‑established performance criteria established by Topco Parent’s board of managers, with his annual target bonus opportunity equal to 60% of his then‑current annual base salary.
In connection with the commencement of Mr. Rutz’s employment, he received a one‑time lump sum cash payment equal to $50,000 (the “Sign‑on Bonus”), which was paid on the first ordinary payroll date following May 21, 2020. If Mr. Rutz’s employment with the Company is terminated by Mr. Rutz without “good reason” (as described below in “Potential Payments Upon Termination or Change in Control,” but excluding a termination due to Mr. Rutz’s death or disability), or by the company for “cause,” in each case prior to the second anniversary of the commencement of Mr. Rutz’s employment, he is obligated to repay, on a pre‑tax basis, a pro‑rata portion of the Sign‑on Bonus.
In addition, under the terms of the Rutz Employment Agreement, Mr. Rutz is entitled to receive a one‑time lump sum cash payment equal to $1,500,000, less applicable tax withholdings, upon a change of control, contingent upon his continued employment through the consummation of a change of control.
Under the Rutz Employment Agreement, Mr. Rutz is eligible to receive certain payments and benefits in the event of a termination of his employment by us without “cause” or a termination of employment by him for “good reason” (as each of these terms are defined in the Rutz Employment Agreement), which are described in detail under “Potential Payments upon Termination or Change in Control.”
Base Salary
We provide each Named Executive Officer with a base salary for the services that the executive officer performs for us. This compensation component constitutes a stable element of compensation while other compensation elements are variable. Base salaries may be increased based on the individual performance of the Named Executive Officer, company performance, any change in the executive’s position within our business, the scope of his or her responsibilities and any changes thereto. Base salaries may also be increased as provided under the terms of a Named Executive Officer’s employment agreement.
Cash IPO Bonuses
In 2020, we paid approximately $1.9 million in cash bonuses in recognition of the extraordinary efforts of certain of our executives and employees, including in connection with the execution of the IPO (the “IPO Bonuses”). Messrs. Petras and Leffler were each awarded an IPO Bonus of $700,000 and $225,000, respectively, which were paid shortly after the completion of our IPO.
Annual Incentive Plan
We maintain an Annual Incentive Plan (the “Annual Incentive Plan” or “AIP”), which is designed to reward high performance, ensure employees are aligned with our mission, values and priorities and provide market competitive rewards. Our executive officers (including our Named Executive Officers) and key employees are eligible to participate in the Annual Incentive Plan. The Annual Incentive Plan is administered by our compensation committee with respect to our executive officers.
The cash incentive awards made to our Named Executive Officers under the Annual Incentive Plan are based on (i) the company’s achievement of EBITDA goals set by Topco Parent’s board of managers at the beginning of the applicable performance period and (ii) individual performance. The company must attain its threshold EBITDA for any payout under the Annual Incentive Plan to occur. Following our IPO, our compensation committee administered the AIP for the remainder of 2020 using the goals previously set by Topco Parent’s board of managers.
The target metrics for our 2020 AIP are included in the below table. Our 2020 AIP company performance metric was based on the non-GAAP financial measure adjusted EBITDA. We believe that net income is the most comparable GAAP measure to adjusted EBITDA. Adjusted EBITDA in respect of our 2020 AIP was calculated in a manner consistent with the calculation of “Consolidated EBITDA” for purposes of our credit agreement (per Exhibit 10.10 incorporated by reference in this filing). AIP performance between threshold, target and maximum goals was determined based on linear interpolation.

2020 EBITDA Goal (dollars in millions)	Performance as Percentage of Target	AIP Performance (as % of Target Opportunity)

Threshold $424.4	95%	75%
Target $446.6	100%	100%
Maximum $500.4	112%	Up to a maximum of 200%
For 2020, the EBITDA goals under the Annual Incentive Plan for overall company performance were achieved at 99.3% of target and for Sterigenics, 97.9% of target.
The total target bonus percentages for Messrs. Petras, Rutz, and Leffler were 100%, 60%, and 60%, respectively, of their base salaries for 2020 prior to the IPO and 125%, 70% and 60%, respectively, of their base salaries for 2020 following our IPO in order to align with peer group practices, in consultation with our compensation consultant, Exequity. Individual bonus payouts for Messrs. Petras and Leffler are determined by taking into account both company performance (80% of award) and individual performance (20% of award). Mr. Rutz’s bonus is determined by taking into account the performance of both the company and Sterigenics (80% weighting of the total award, with Sterigenics performance having 75% weighting and company performance 25% weighting), and his individual performance (20% weighting). In 2020, Messrs. Petras, Rutz, and Leffler received 100% of their individual performance targets.
The following table provides further detail about the 2020 annual bonus payout under the Annual Incentive Plan for each Named Executive Officer:

Name	2020 Base Salary	2020 AIP Target (expressed as % of Base Salary Pre-IPO)	2020 AIP Target (expressed as % of Base Salary Post-IPO)	Actual 2020 Annual Incentive Plan Bonus Earned

Michael B. Petras, Jr.	$727,692	100%	125%	$738,957
Scott J. Leffler	369,805	60%	70%	222,113
Michael P. Rutz (1)	269,577	60%	60%	153,133
(1) Mr. Rutz’s bonus in respect of 2020 was prorated from the start of his service in May.
Retirement Plans
We maintain a tax‑qualified 401(k) savings plan (the “401(k) Plan”), in which all our employees, including our Named Executive Officers, are eligible to participate. The 401(k) Plan allows participants to contribute up to 100% of their pay on a pre‑tax basis (or on a post‑tax basis, with respect to elective Roth deferrals) into individual retirement accounts, subject to the maximum annual limits set by the Internal Revenue Service. We have historically made annual contributions to employee 401(k) accounts of up to 4.5% of an employee’s contributions to the 401(k) Plan. In 2020, we contributed up to $12,600 per employee. Participants are immediately fully vested in both their own contributions and our contributions to the 401(k) Plan.

Additionally, we maintain a non‑qualified deferred compensation plan (the “Supplemental Retirement Benefit Plan”) under which a select group of management and highly compensated employees are permitted to supplement contributions made under the 401(k) Plan by deferring up to 50% of their bonus or salary. Although permitted by the Supplemental Retirement Plan, we have not previously provided matching employer contributions under this plan. Participants in the Supplemental Retirement Benefit Plan are permitted to elect to invest their accounts in the same investment options as are available under the 401(k) Plan.
Outstanding Equity Awards
The following table sets forth information regarding outstanding equity awards held as of December 31, 2020 by each of our Named Executive Officers.

Name	Option Awards			Stock Awards
	Number of securities underlying unexercised options unexercisable (1)	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested (5)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (6)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested (7)

Michael B. Petras, Jr.	$1,118,012	$23.00	November 20, 2030	260,869 (2)	$7,158,245	—	—
Scott J. Leffler	223,602	23.00	November 20, 2030	52,173 (2)	1,431,627	168,769	$4,631,021
	—	—	—	126,784 (3)	3,478,953	—	—
Michael P. Rutz	111,801	23.00	November 20, 2030	26,086(2)	715,800	—	—
	—	—	—	578,758(4)	15,881,120	—	—
(1)These stock options were granted under the 2020 Plan in connection with our IPO and vest in equal yearly installments over a four year period beginning on November 20, 2020, subject to continued employment through each applicable vesting date.
(2)These RSUs were granted under our 2020 Plan in connection with our IPO and vest in equal yearly installments over a four year period beginning on November 20, 2020, subject to continued employment through each applicable vesting date.
(3)Represents unvested restricted stock that vests on a daily basis pro rata through April 3, 2022, subject to continued employment through each such vesting date. In connection with our IPO, these shares of unvested restricted stock were distributed in respect of limited partnership interests held in Topco Parent. See “Corporate Reorganization & Distribution of Shares.”
(4)Represents unvested restricted shares of our common stock distributed to Mr. Rutz in respect of the limited partnership interest in Topco Parent Mr. Rutz was granted in connection with the commencement of his employment. The restricted shares continue to vest according to the same vesting schedule applicable to the limited partnership interests they were distributed in respect of. As a result, 20% of the unvested restricted shares of our common stock will vest on May 13, 2021 (the one year anniversary of the vesting commencement date of the limited partnership interest in Topco Parent) and the remainder will vest on a daily basis pro rata through May 13, 2025, subject to continued employment through each such vesting date. See “Corporate Reorganization & Distribution of Shares.”
(5)Represents the fair market value of shares that were unvested as of December 31, 2020, based on the closing market price of $27.44 on December 31, 2020.
(6)Represents unvested restricted stock which are subject to performance-based vesting requirements. The restricted stock will vest as of the first date on which (i) our Sponsors have received two and one-half times their invested capital in Topco Parent and (ii) the Sponsors’ internal rate of return exceeds twenty percent, subject to the grantee’s continued services through the such date. In connection with our IPO, these shares of unvested restricted stock were distributed in respect of limited partnership interests held in Topco Parent. See “Corporate Reorganization & Distribution of Shares.”

(7)Represents the fair market value of shares that were unvested as of December 31, 2020, based on the closing market price of $27.44 on December 31, 2020.
Emerging Growth Company Status
We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we will be exempt from certain requirements related to executive compensation, including the requirements to hold non‑binding advisory votes on executive compensation and to provide information relating to the ratio of annual total compensation of our chief executive officer to the median of the annual total compensation of all of our employees, each as required under Sections 14 and 14A of the Exchange Act.
Potential Payments Upon Termination or Change in Control
Potential Payments to Mr. Michael B. Petras, Jr.
In the event of a termination of employment by us without “cause” or by him for “good reason” (each as defined in the Amended and Restated CEO Employment Agreement), Mr. Petras, upon execution of a general release of claims in our favor and subject to continued compliance with the terms of such release and the restrictive covenants set forth in the Amended and Restated CEO Employment Agreement, will be eligible to receive:
•An amount equal to 2 times his then‑current annual base salary payable in a lump sum within 60 days following his termination date,
•If Mr. Petras elects COBRA, monthly reimbursement of the COBRA premiums incurred by Mr. Petras in an amount equal to the employer portion of the health insurance coverage provided to active employees for up to 12 months, provided that this benefit will cease if Mr. Petras becomes reemployed with another employer prior to the expiration of the 12 month period, and
•2 years of additional time‑based vesting credit with respect to all then outstanding and unvested equity awards.
Under the Amended and Restated CEO Employment Agreement, “cause” generally means Mr. Petras’ (i) disclosure of confidential information or trade secrets of the Company, the Sponsors or any of their affiliates or any of their respective customers or suppliers, which use or disclosure causes or is demonstrably likely to cause a material injury to any of these parties, (ii) conviction of, or a plea of “guilty” or “no contest” to, a felony under the laws of the United States, Canada or any jurisdiction in which Mr. Petras resides, (iii) fraud, willful misconduct or gross neglect in the performance of his material duties or engagement in any other willful misconduct or willful engagement in any act or omission involving dishonesty, unethical business conduct or moral turpitude which has caused a material injury to the Company, the Sponsors or any of their affiliates or any of their respective customers or suppliers, (v) intentional failure to perform assigned duties subject to a 30 day cure period or (vi) breach of his non‑competition covenant or any material breach of any other restrictive covenants to which Mr. Petras may be subject.
Under the Amended and Restated CEO Employment Agreement, “good reason” generally means (i) any material reduction in Mr. Petras’ title, status or authority, including, following the completion of the IPO, the failure to elect Mr. Petras to serve as the Executive Chairman of the board of directors, (ii) any material reduction of Mr. Petras’ responsibilities, annual base salary or annual bonus opportunity, other compensation or the aggregate value of Mr. Petras’ benefits, (iii) the failure to grant certain IPO Awards (as defined below) to Mr. Petras or (iv) the failure to provide for certain time‑based vesting protections in connection with any future equity awards granted to Mr. Petras.
Potential Payments to Mr. Scott J. Leffler
In the event of a termination of employment by us without “cause” or by him for “good reason” (in each case as defined in the Amended and Restated CFO Employment Agreement), Mr. Leffler, upon execution of a general release of claims in our favor and subject to continued compliance with the terms of such release and the restrictive covenants set forth in the Amended and Restated CFO Employment Agreement, will be eligible to receive:
•A continuation of his annual base salary for 18 months,

•Continuation of his health insurance coverage as though he had continued to be an active employee of the company, or if he is unable to so participate and elects COBRA, monthly reimbursement for the difference between the monthly COBRA premium over the monthly premium he would have paid had he continued to be an active employee, for 18 months, provided that this benefit will cease if Mr. Leffler becomes reemployed with another employer that offers medical insurance prior to the expiration of the 18 month period, and
•In the event that such termination takes place within the 12 month period immediately following the grant date of the IPO Awards, 1 year of additional time‑based vesting credit with respect to such awards.
Under the Amended and Restated CFO Employment Agreement, “cause” generally means Mr. Leffler’s (i) disclosure of confidential information or trade secrets of the company, the Sponsors or any of their affiliates or any of their respective customers or suppliers, which use or disclosure causes or is likely to cause a material injury to any of these parties, (ii) conviction of, or a plea of “guilty” or “no contest” to, a felony under the laws of the United States, Canada or any jurisdiction in which Mr. Leffler resides, (iii) fraud, willful misconduct or gross neglect in the performance of his duties or engagement in any other willful misconduct or willful engagement in any act or omission involving dishonesty, unethical business conduct or moral turpitude which has caused a material injury to the company, the Sponsors or any of their affiliates or any of their respective customers or suppliers, (v) intentional failure to perform assigned duties after a written notification from our board of directors or (vi) breach of the Amended and Restated CFO Employment Agreement.
Under the Amended and Restated CFO Employment Agreement, “good reason” generally means (i) any material reduction in Mr. Leffler’s title, status or authority, (ii) any material reduction of Mr. Leffler’s responsibilities, annual base salary, annual bonus opportunity, other compensation or the aggregate value of Mr. Leffler’s benefits, (iii) relocation of Mr. Leffler’s primary place of employment by more than 50 miles or (iv) the failure to grant certain IPO Awards to Mr. Leffler.
Potential Payments to Mr. Michael P. Rutz
In the event of a termination of employment by us without “cause” or by him for “good reason” (in each case as defined in the Rutz Employment Agreement), Mr. Rutz, upon execution of a general release of claims in our favor and subject to continued compliance with the terms of such release and the restrictive covenants set forth in the Rutz Employment Agreement, will be eligible to receive:
•A continuation of his annual base salary for 12 months, and
•Continuation of his health insurance coverage as though he had continued to be an active employee of the company, or if he is unable to so participate and elects COBRA, monthly reimbursement for the difference between the monthly COBRA premium over the monthly premium he would have paid had he continued to be an active employee, for 12 months, provided that this benefit will cease if Mr. Rutz becomes reemployed with another employer that offers medical insurance prior to the expiration of the 12 month period.
Under the Rutz Employment Agreement, “cause” generally means Mr. Rutz’s (i) disclosure of confidential information or trade secrets of the company, the Sponsors or any of their affiliates or any of their respective customers or suppliers, which use or disclosure causes or is likely to cause a material injury to any of these parties, (ii) conviction of, or a plea of “guilty” or “no contest” to, a felony under the laws of the United States, Canada or any jurisdiction in which Mr. Rutz resides, (iii) fraud, willful misconduct or gross neglect in the performance of his duties or engagement in any other willful misconduct or willful engagement in any act or omission involving dishonesty, unethical business conduct or moral turpitude which has caused or is demonstrably likely to cause a material injury to the company, the Sponsors or any of their affiliates or any of their respective customers or suppliers, (iv) intentional failure to perform assigned duties after a written notification from our board of directors and failure to correct such deficiencies within 30 days or (v) breach of the Rutz Employment Agreement.
Under the Rutz Employment Agreement, “good reason” generally means (i) any material reduction in Mr. Rutz’s title, status or authority, (ii) any material reduction of Mr. Rutz’s responsibilities, annual base salary, annual bonus opportunity, other compensation or the aggregate value of Mr. Rutz’s benefits, (iii) relocation of Mr. Rutz’s primary place of employment by more than 50 miles or (iv) the failure to grant the title of President, Sterigenics to Mr. Rutz by December 31, 2020.
In addition, under the terms of the Rutz Employment Agreement, Mr. Rutz is entitled to receive a one-time lump sum cash payment equal to $1,500,000, less applicable tax withholdings, upon a change in control, contingent upon his continued employment through the consummation of a change in control.

Treatment of IPO Awards Upon Termination or Change in Control
In connection with our IPO, we granted equity awards to our named executive officers in the form of RSUs and nonqualified options to purchase shares of our common stock with grant date fair values based on the IPO price (the “IPO Awards”). See “Outstanding Equity Awards”. In addition to the treatment upon a termination without “cause” or for “good reason” described above, each named executive officer will receive two (2) years of additional time based vesting credit in respect of all outstanding unvested IPO Awards upon a termination of employment by reason of the grantee’s death or Disability (as defined in the 2020 Plan). Messrs. Leffler and Rutz will receive an additional two years of time based vesting credit in respect of all outstanding unvested IPO Awards in the event that, following the two year anniversary of the IPO Award grant date, the grantee retires at or older than age fifty-five (55) with ten (10) or more years of service to the company. With respect to Mr. Petras, all unvested IPO Awards shall vest in full upon Mr. Petras’ voluntary retirement following the date on which the sum of Mr. Petras’ attained age and years of service with the company equals or exceeds sixty five (65). Notwithstanding the foregoing, the IPO Awards shall not qualify for such vesting credit to the extent they were granted within the twelve (12) month period immediately prior to a grantee’s retirement.
In the event of a Change in Control (as defined in the 2020 Plan) where any outstanding unvested portion of the IPO Awards are not assumed or substituted by the acquiror, such unvested awards will vest as of the date of such Change in Control. In the event of a Change in Control where outstanding IPO Awards are assumed or substituted by the acquirer and a named executive officer is terminated by the acquiror without “cause” (as defined in such named executive officer’s employment agreement) or a named executive officer terminates his employment for “good reason” (as defined in such named executive officer’s employment agreement), in each case, within the one (1) year period immediately following such Change in Control, any then unvested IPO Award will vest as of the date of such named executive officer’s termination.
Non‑Employee Director Compensation
2020 Non‑Employee Director Compensation Table
The following table sets forth information regarding compensation earned by or paid to each person who served as a non‑employee director of our board of directors or Topco Parent’s board of managers during 2020. We reimburse members of the board of directors for reasonable out‑of‑pocket expenses incurred in connection with their service to the board of directors and covered such expenses in 2020. Mr. Petras, our Chairman and Chief Executive Officer, receives no compensation for his service as a director, and is not included in this table. The compensation received by Mr. Petras as an employee is presented in the “Summary Compensation Table” in the “Executive Compensation” section.

Name	Fees earned or paid in cash	Stock Awards (4)	Total

James C. Neary	$11,875 (3)	$135,000	$146,875
Stephanie M. Geveda	10,313 (3)	135,000	145,313
David A. Donnini	9,688 (3)	135,000	144,688
Constantine S. Mihas	10,000 (3)	135,000	145,000
Sean L. Cunningham	9,688 (3)	135,000	144,688
Michael J. Mulhern	88,000 (1)	‑	88,000
Ann R. Klee (2)	37,188	387,000	424,188
Vincent K. Petrella	12,500 (3)	135,000	147,500
Ruoxi Chen	9,688 (3)	135,000	144,688
(1)Mr. Mulhern served as chief executive officer of our subsidiary, Sotera Health LLC, and its predecessor from July 2011 to June 2016. Upon his retirement as our chief executive officer, Mr. Mulhern agreed to continue to serve as a member of Topco Parent’s board of managers. For this service, he received an annual cash retainer in the amount of $100,000, which was prorated for service during 2020 as Mr. Mulhern stepped down from the board of Topco Parent prior to our IPO.
(2)Ms. Klee became a member of Topco Parent’s board of managers in May 2020. For her service in advance of the IPO, she was entitled to receive an annual cash retainer of $40,000, which was prorated to compensate her for service on Topco Parent’s board of managers between May and November 2020 and in respect of which she received $25,000.

Following the IPO, she continued as a member of our board of directors, and starting in November 2020 she was compensated according to our non‑employee director compensation policy. For her service as a member of our board following the IPO through December 31, 2020, she received $12,188. See “Non‑Employee Director Compensation Policy.” In addition, upon her election to Topco Parent’s board of managers, Ms. Klee received a grant of limited partnership interests in Topco Parent which began vesting on May 27, 2020. In connection with the IPO, she received an in‑kind distribution of restricted shares of our common stock pursuant to the terms of the Topco partnership agreement. Shares of restricted stock distributed in respect of Ms. Klee’s limited partnership interest in Topco Parent are eligible to vest pursuant to the same vesting schedule as the unvested limited partnership interests in respect of which they were distributed. As a result, 20% of the unvested restricted stock will vest on May 27, 2021 (the one year anniversary of vesting commencement date), and the remaining unvested restricted stock will vest on a daily basis pro rata thereafter, subject to Ms. Klee’s continued service on our board of directors through each such date. See “Corporate Reorganization & Distribution of Shares.”
(3)Reflects cash retainer payments paid in 2020 for service on our board of directors or any committee of our board of directors between November 2020 and December 31, 2020. This cash compensation earned under our non‑employee director compensation policy was prorated from November 2020 to account for service on our Board following the IPO. See “Non‑Employee Director Compensation Policy.”
(4)Amounts in this column reflect the aggregate grant date fair value of share-based compensation awarded during the year. With the exception of Mr. Mulhern, this includes the grant date fair value of Restricted Stock Units (“RSUs”) granted in connection with our IPO. These RSU grants had a pro‑rated grant date fair value of $135,000 to account for the fact that directors will not have served a full year before our 2021 annual meeting. See “Non‑Employee Director Compensation Policy.” For Ms. Klee, this includes the grant date fair value of RSUs granted in connection with our IPO and the grant date fair value of a limited partnership interest in Topco Parent granted in connection with the commencement of her service on Topco Parent’s board of managers. Ms. Klee received a distribution of unvested restricted stock in respect of that limited partnership interest in connection with our IPO. See “Corporate Reorganization & Distribution of Shares.” The grant date fair value of this compensation was computed in accordance with the provisions of FASB ASC 718. The assumptions that we used to calculate these amounts are discussed in Note 16, “Share-Based Compensation”to our consolidated financial statements. See “Outstanding Equity Awards.” The grant date fair value does not necessarily correspond to the actual economic value that may be realized for these awards. As of December 31, 2020, each of our non-employee directors had 5,869 RSUs outstanding and Ms. Klee additionally held 50,925 restricted shares of our common stock.
Non‑Employee Director Compensation Policy
Our board of directors has adopted a compensation policy for non‑employee directors, which became effective in connection with the IPO. Pursuant to this policy, our non‑employee directors receive the compensation described below. This non‑employee director compensation policy may be amended by our board of directors from time to time.
Cash Compensation
Each non‑employee director is entitled to receive an annual cash retainer of $75,000 as remuneration for service to the company, with an additional $7,500 for service on the audit committee (or, in the case of the chair of such committee, $25,000), an additional $5,000 for service on the compensation committee (or, in the case of the chair of such committee, $20,000), an additional $2,500 for service on the nominating and corporate governance committee (or, in the case of the chair of such committee, $15,000), and an additional $35,000 for service as the lead independent director (to the extent this position exists). There will be no additional compensation for service on the Nordion pricing committee. The annual cash retainer will be paid prospectively on a quarterly basis, pro‑rated (i) for any non‑employee director whose service (or whose service in any of the additional capacities described above) commences during a calendar year and (ii) for the calendar year in which the IPO occurred, such that the retainer was reduced proportionately for any calendar month prior to the month in which such service commenced or the IPO occurred, respectively.
Equity Compensation
Each non‑employee director is entitled to receive an annual grant of RSUs under our 2020 Omnibus Incentive Plan (the “2020 Plan”) with a grant date fair value of $225,000. Such RSUs will vest in full on the earlier of (i) the first anniversary of the date of grant, or (ii) the date immediately prior to the company’s next regular annual meeting of stockholders, in each case, subject to the director’s continued service through such date. The first such annual grant of RSUs following our IPO had a pro‑rated grant date fair value of $135,000 to account for the fact that directors did not serve a full year before our 2021 annual meeting. Subsequent annual grants of RSUs will be made on the day immediately after our regular annual meeting of stockholders to non‑employee directors who are serving on our board of directors on such date.
Expenses
We reimburse our non‑employee directors for all reasonable out‑of‑pocket expenses that are incurred in connection with attendance at meetings of our board of directors, the board of directors of any of our subsidiaries and any committees thereof, in accordance with the terms of our amended and restated bylaws and our expense reimbursement policy, as in effect from time to time.
Code of Business Conduct and Ethics
Our board of directors has adopted procedures and policies to comply with the Sarbanes‑Oxley Act of 2002 and the rules adopted by the SEC and the Nasdaq, including a code of business conduct and ethics applicable to all our employees, including our chief executive officer, chief financial officer and other executive and senior financial officers and all persons performing similar functions. Our code of conduct and ethics is available on our website. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website to the extent required by the applicable U.S. federal securities laws and the corporate governance rules of the Nasdaq.
Compensation Committee Interlocks and Insider Participation
None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of February 24, 2021 by:
•each person or group who is known by us to own beneficially more than 5% of our outstanding shares of common stock;
•each of our named executive officers;
•each of our directors; and
•all of the executive officers and directors as a group.
We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. We have based the calculation of the percentage of beneficial ownership on 282,899,968 shares of common stock outstanding, as of February 24, 2021. For purposes of calculating each person’s percentage ownership, common stock issuable pursuant to options exercisable within 60 days of February 24, 2021 are included as outstanding and beneficially owned for that person or group, but are not deemed outstanding for purposes of computing the percentage ownership of any person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Unless otherwise indicated, this table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.

Unless otherwise indicated in the table or footnotes below, the address for each beneficial owner is c/o Sotera Health, 9100 South Hills Blvd, Suite 300 Broadview Heights, Ohio 44147.

	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned

Name of Beneficial Owner
5% Stockholders:
Investment funds and entities affiliated with Warburg Pincus(2)	118,929,897	42.0%
Investment funds and entities affiliated with GTCR(3)	79,286,597	28.0%
Named Executive Officers and Directors:
Michael B. Petras, Jr.(4)	7,194,624	2.5%
Scott J. Leffler(5)	652,927	*
Michael P. Rutz(6)	594,957	*
Ruoxi Chen(7)	118,929,897	42.0%
Sean L. Cunningham(3)	79,286,597	28.0%
David A. Donnini(3)	79,286,597	28.0%
Stephanie M. Geveda(7)	118,929,897	42.0%
Ann R. Klee(8)	50,925	*
Constantine S. Mihas(3)	79,286,597	28.0%
James C. Neary(7)	118,929,897	42.0%
Vincent K. Petrella	—	*
All Executive Officers and Directors as a group (12 Persons)	207,079,165	73.2%
* Represents beneficial ownership of less than 1%
(1)Shares shown in the table above include shares held in the beneficial owner’s name or jointly with others, or in the name of a bank, nominee or trustee for the beneficial owner’s account.
(2)Consists of (i) 74,276,334 shares held of record by Warburg Pincus Private Equity XI, L.P., a Delaware limited partnership (“WP XI”), (ii) 13,324,816 shares held of record by Warburg Pincus Private Equity XI-B, L.P., a Delaware limited partnership (“WP XI-B”), (iii) 304,567 shares held of record by Warburg Pincus Private Equity XI-C, L.P., a Cayman Islands exempted limited partnership (“WP XI-C”), (iv) 2,512,680 shares held of record by WP XI Partners, L.P., a Delaware limited partnership (“WP XIP”), (v) 4,758,863 shares held of record by Warburg Pincus XI Partners, L.P., a Delaware limited partnership (“WP XI Partners”) and (vi) 23,752,637 shares held of record by Bull Co-Invest L.P., a Delaware limited partnership (“WP Bull”).
Warburg Pincus XI, L.P., a Delaware limited partnership (“WP XI GP”), is the general partner of each of (i) WP XI, (ii) WP XI-B, (iii) WP XI Partners and (iv) WP XIP. WP Global LLC, a Delaware limited liability company (“WP Global”), is the general partner of WP XI GP. Warburg Pincus Partners II, L.P., a Delaware limited partnership (“WPP II”), is the managing member of WP Global. Warburg Pincus Partners GP LLC, a Delaware limited liability company (“WPP GP LLC”), is the general partner of WPP II. Warburg Pincus & Co., a New York general partnership (“WP”), is the managing member of WPP GP LLC.
Warburg Pincus (Cayman) XI, L.P., a Cayman Islands exempted limited partnership (“WP XI Cayman GP”), is the general partner of WP XI-C (WP XI-C and, together with WP XI, WP XI-B, WP XI Partners and WP XIP, the “WP XI Funds”). Warburg Pincus XI-C, LLC, a Delaware limited liability company (“WP XI-C LLC”), is the general partner of WP XI Cayman GP. Warburg Pincus Partners II (Cayman), L.P., a Cayman Islands exempted limited partnership (“WPP II Cayman”), is the managing member of WP XI-C LLC. Warburg Pincus (Bermuda) Private Equity GP Ltd., a Bermuda exempted company (“WP Bermuda GP”), is the general partner of WPP II Cayman.
WP Bull Manager LLC, a Delaware limited Liability company (“WP Bull Manager”), is the general partner of WP Bull. WP is managing member of WP Bull Manager.

Warburg Pincus LLC, a New York limited liability company (“WP LLC”), is the manager of the WP XI Funds. The address of the Warburg Pincus entities is 450 Lexington Avenue, New York, New York 10017.
(3)Consists of (i) 62,928,028 shares held of record by GTCR Fund XI/A LP, (ii) 15,854,227 shares held of record by GTCR Fund XI/C LP and (iii) 504,342 shares held of record by GTCR Co-Invest XI LP (collectively, the “GTCR Stockholders”). GTCR Partners XI/A&C LP is the general partner of each of GTCR Fund XI/A LP and GTCR Fund XI/C LP. GTCR Investment XI LLC is the general partner of each of GTCR Co-Invest XI LP and GTCR Partners XI/A&C LP. GTCR Investment XI LLC is managed by a board of managers (the “GTCR Board of Managers”) consisting of Mark M. Anderson, Craig A. Bondy, Aaron D. Cohen, Sean L. Cunningham, Benjamin J. Daverman, David A. Donnini, Constantine S. Mihas and Collin E. Roche, and no single person has voting or dispositive authority over the shares. Each of GTCR Partners XI/A&C LP, GTCR Investment XI LLC and the GTCR Board of Managers may be deemed to share beneficial ownership of the shares held of record by the GTCR Stockholders, and each of the individual members of the GTCR Board of Managers disclaims beneficial ownership of the shares held of record by the GTCR Stockholders except to the extent of his pecuniary interest therein. The address for each of the GTCR Stockholders, GTCR Partners XI/A&C LP and GTCR Investment XI LLC is 300 North LaSalle Street, Suite 5600, Chicago, Illinois, 60654.
(4)Mr. Petras is the grantor and trustee of an estate planning trust (the “Petras Trust”). As a result, Mr. Petras may have voting and investment control over, and may be deemed to be the beneficial owner of, an aggregate of 7,194,624 shares of common stock owned by the Petras Trust.
(5)Consists of 372,632 shares of common stock and 280,295 shares that remain subject to vesting.
(6)Consists of 16,199 shares of common stock and 578,758 shares that remain subject to vesting.
(7)Includes 118,929,897 shares of common stock beneficially owned by Warburg Pincus Entities because of the affiliations of Mr. Chen, Ms. Geveda and Mr. Neary with the Warburg Pincus entities. Mr. Chen, Ms. Geveda and Mr. Neary each disclaim beneficial ownership of all shares of common stock owned by the Warburg Pincus entities except to the extent of any indirect pecuniary interests therein.
(8)Consists of 16,199 shares of common stock and 34,756 shares that remain subject to vesting.
Equity Compensation Plan Information
The following table provides information as of December 31, 2020 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants and rights ($)	Securities remaining available for future issuance under equity compensation plans (#) (4)

Equity compensation plans approved by security holders (1)	3,157,763(2)	$23.00 (3)	24,742,237 (4)
Equity compensation plans not approved by security holders	—	—	—
Total	3,157,763	23.00	24,742,237
(1)Consists of our 2020 Plan, which, as discussed below, was approved by our board of directors and our sole stockholder prior to completion of our IPO.
(2)Includes 768,505 shares of common stock issuable upon vesting of RSUs awarded under our 2020 Plan and 2,389,258 shares of common stock issuable upon exercise of outstanding options granted under our 2020 Plan.
(3)Excludes RSUs as they have no exercise price.
(4)Reflects shares available for future issuance under the 2020 Plan (excluding shares underlying outstanding awards reflected in the first column).

2020 Omnibus Incentive Plan
Prior to our IPO, our board of directors adopted, and our sole stockholder approved, our 2020 Plan. The maximum number of shares of our common stock that may be issued under our 2020 Plan is 27,900,000 shares.
Any employee, director or consultant of the Company is eligible to receive an award under the 2020 Plan, to the extent that a grant of such award is permitted by applicable law, stock market or exchange rules and regulations, or any accounting or tax rules and regulations. The 2020 Plan provides for the grant of stock options (including incentive stock options and nonqualified stock options), restricted stock awards, RSUs and other cash-based, equity-based or equity-related awards. Each award granted under the 2020 Plan will be set forth in a separate award agreement and will indicate the type and terms and conditions of the award.
As provided for under the 2020 Plan, the administrator of the 2020 Plan shall be either the Board or a committee appointed by the Board to administer the 2020 Plan. The Board has designated the compensation committee to administer the 2020 Plan and grant awards thereunder. Pursuant to the terms of the 2020 Plan, the administrator has the authority to authorize a subcommittee consisting of one or more members of the Board (including members who are employees of the Company) or employees of the Company to grant awards to persons who are not “executive officers” of the Company. The compensation committee has delegated to Mr. Petras, in his capacity as both a Board member and employee, the power to grant, without any further action required by the compensation committee, a predetermined number of equity awards to employees who are not executive officers of the Company. The purpose of this delegation of authority is to enhance the flexibility of equity award administration within the Company and to facilitate the timely grant of equity incentives to non-executive officer employees, within the limits approved by the Compensation Committee or the Board.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing.
Other than the transactions described below and compensation agreements and other arrangements which are described under “Executive Compensation,” since January 1, 2020 there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest. We believe the terms of the transactions described below were comparable to the terms we could have obtained in arms‑length dealings with unrelated third parties.
From time to time, we do business with other companies affiliated with certain holders of our common stock. We believe that all such arrangements have been entered into in the ordinary course of business and have been conducted on an arm’s‑length basis.
Corporate Reorganization & Distribution of Shares
Before our IPO, we were a wholly owned subsidiary of Sotera Health Topco Parent, L.P., a Delaware limited partnership (“Topco Parent”). Pursuant to the terms of the corporate reorganization that we completed prior to our IPO, Topco Parent dissolved and in liquidation distributed shares of Sotera Health Company common stock to its limited partners in accordance with the limited partnership agreement of Topco Parent (the “Distribution”). Each holder of limited partnership interests in Topco Parent prior to our IPO, including our named executive officers, Ann R. Klee and the Sponsors, received an in-kind distribution of shares of our common stock (in certain circumstances subject to restrictions as described below) with respect to those interests as part of the corporate reorganization (such shares, the “Distributed Shares”). The total number of Distributed Shares for each of Mr. Mulhern and Mr. Petras was reduced to offset tax distributions previously made to each of Mr. Mulhern and Mr. Petras that exceeded cash distributions otherwise payable to such individuals.
In connection with such distribution, each individual holder of limited partnership interests in Topco Parent prior to the IPO, including our named executive officers and Ann R. Klee, executed the Restricted Stock Agreement and Acknowledgment (the “RSA”) in the form filed as an exhibit herewith. The RSA provides that any shares of our common stock distributed to an individual in respect of any partnership interests that were vested of the distribution were not subject to any vesting or forfeiture restrictions following the IPO. With respect to shares of common stock distributed in respect of any partnership interests that were unvested as of the distribution, the RSA generally provides that such shares shall be subject to the same vesting and forfeiture restrictions that applied to such unvested partnership interests prior to the distribution. Pursuant to the terms of our

Stockholders’ Agreement, following the distribution, shares of our common stock held by members of our management team and certain members of our Board (including Mr. Petras) are subject to transfer restrictions unless such restrictions are otherwise waived by the compensation committee. See “Stockholders’ Agreement.”
In connection with the Distribution, the following current and former directors and executive officers and 5% stockholders received Distributed Shares in respect of partnership interests in Topco Parent:

	Distributed Shares
Name	Vested	Unvested	Total

Investment funds and entities affiliated with Warburg Pincus	118,929,897	—	118,929,897
Investment funds and entities affiliated with GTCR	79,286,597	—	79,286,597
Michael B. Petras, Jr.(1)	8,578,547	—	8,578,547
Scott J. Leffler	461,048	307,205	768,253
Matthew J. Klaben	289,188	149,246	438,434
Michael P. Rutz	16,199	578,758	594,957
Ann R. Klee	16,199	34,726	50,925
Philip W. Macnabb(1)	5,247,853	1,173,805	6,421,658
Michael J. Mulhern(1)	5,543,562	—	5,543,562
(1)Includes distributions made to an estate planning trust.
Distributions
In 2020, in connection with distributions paid by us to Topco Parent, the following current and former directors and executive officers and 5% stockholders received distributions pursuant to the terms of the limited partnership agreement of Topco Parent, in the aggregate amounts set forth below:

Name	Distribution Amount(1)(2)(3)

Investment funds and entities affiliated with Warburg Pincus	$1,349,057
Investment funds and entities affiliated with GTCR	899,371
Michael B. Petras, Jr.(4)	97,972
Scott J. Leffler	116,350
Matthew J. Klaben	115,871
Ann R. Klee	1,035
Michael P. Rutz	14,364
Philip W. Macnabb(4)(5)	912,101
Michael J. Mulhern(4)	63,190
(1)Includes distributions made in respect of all partnership interests in Topco Parent held by the above listed current and former directors and executive officers and 5% stockholders in a final cash distribution from Topco Parent in connection with the liquidation of the partnership, paid pro-rata to the limited partners of Topco Parent.
(2)The aggregate distribution amounts disclosed include (i) previously distributable amounts accrued in respect of unvested limited partnership interests held by current and former directors and executive officers that were allocated to the holder of such unvested limited partnership interests for tax purposes at the time such amounts would otherwise have been distributed, but for which the cash payments that would otherwise have been distributed were held back, unless and until the unvested partnership units vested and (ii) a final distribution of Topco Parent’s remaining excess cash made in connection with the liquidation of Topco Parent.
(3)The aggregate distribution amounts disclosed are net of tax distributions that were made in 2019, in respect of unvested limited partnership interests in Topco Parent as discussed in footnote 2 above. These tax distributions, which reduced future distribution entitlements under the Topco Parent limited partnership agreement, were intended to enable recipients to satisfy current income tax liabilities in respect of allocations of partnership income where the corresponding cash payment is held back in whole or in part in respect of unvested limited partnership interests.
(4)Includes distributions made to an estate planning trust.
(5)Mr. Macnabb served as the President of Sterigenics until October 1, 2020.
Transactions with Certain of Our Executive Officers
We entered into agreements with each of Mr. Petras and Mr. Leffler and Mr. Klaben in connection with our IPO to repurchase certain shares of our common stock beneficially owned by them in private transactions at a purchase price per share equal to the IPO price per share of our common stock less the underwriting discounts and commissions payable thereon.
The following table sets forth the cash proceeds that our executive officers received from the purchase by us of our common stock with the net proceeds of our IPO:

Name	Shares of common stock held before the IPO	Shares of common stock sold to us	Cash proceeds

Michael B. Petras, Jr.	8,578,547	1,383,923	$29,999,991
Scott J. Leffler	768,253	115,326	2,499,979
Matthew J. Klaben	438,434	69,196	1,499,996
Capital Contributions to Topco Parent
In connection with the commencement of their services to Topco Parent or its subsidiaries, each of Ann R. Klee and Michael P. Rutz (the “Subscribers”) entered into subscription agreements on June 30, 2020 (each, a “Topco Subscription Agreement”) with Topco Parent pursuant to which each of the Subscribers agreed to purchase a limited partnership interest in Topco Parent in exchange for a capital contribution of $200,000. These units were subject to the terms of the Topco partnership agreement and the registration rights agreement between Topco Parent, Sotera Health Holdings, LLC and the Sponsors in effect at the time. In connection with the corporate reorganization, each Subscriber received an in-kind distribution of restricted shares of our common stock with respect to the limited partnership interests they subscribed to. See “Corporate Reorganization & Distribution of Shares.” In connection with such distribution, the Subscribers entered into a Restricted Stock Agreement and Acknowledgement and the Registration Rights Agreement.
Registration Rights Agreement
In connection with our IPO, we entered into a second amended and restated registration rights agreement (the “Registration Rights Agreement”) with certain holders of our common stock, including the Sponsors, pursuant to which we have agreed to register the sale of shares of our common stock under specified circumstances. As of February 24, 2021 holders of a total of 207,079,165 shares of our common stock will have the right to require us to register these shares under the Securities Act under specified circumstances. After registration pursuant to these rights, these shares will become freely tradable without restriction under the Securities Act.
Beginning on the first date after our IPO on which investment funds and entities affiliated with either Warburg Pincus or GTCR are no longer subject to any underwriter’s lock-up or other similar contractual restrictions on the sale of our shares, we may be required by investment funds and entities affiliated with either Warburg Pincus or GTCR to register all or part of their shares of common stock in accordance with the Securities Act and the Registration Rights Agreement. The net aggregate offering price of shares that investment funds and entities affiliated with either Warburg Pincus or GTCR propose to sell in any demand registration must be at least $50 million, or such holder must propose to sell all of such holder’s shares if the net aggregate offering price of such shares is less than $50 million. Each of Warburg Pincus and GTCR is entitled to request unlimited demand registrations, but in each case we are not obligated to effect more than three long-form registrations on Form S-1 or four marketed underwritten shelf take-downs each year at the request of Warburg Pincus or more than three long-form registrations on Form S-1 or four marketed underwritten shelf take-downs each year at the request of GTCR. We also are not obligated to effect more than one marketed underwritten offering in any consecutive 90-day period without the consent of investment funds and entities affiliated with either Warburg Pincus or GTCR. There is no limitation on the number of unmarketed underwritten offerings that we may be obligated to effect at the request of investment funds and entities affiliated with either Warburg Pincus or GTCR. We have specified rights to delay the filing or initial effectiveness of, or suspend the use of, any registration statement filed or to be filed in connection with an exercise of a holder’s demand registration rights.
In addition, if we propose to file a registration statement under the Securities Act with respect to specified offerings of shares of our common stock, we must allow holders of shares subject to registration rights to include their shares in that registration, subject to specified conditions and limitations.
These registration rights are subject to specified conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration in certain circumstances and our right to delay a registration statement under specified circumstances. Pursuant to the Registration Rights Agreement, we are required to pay all registration expenses and indemnify each participating holder with respect to each registration of registrable shares that is affected.
Stockholders’ Agreement
We and the Sponsors entered into the Stockholders’ Agreement in connection with our IPO. Our Stockholders’ Agreement will provide that, for so long as the Stockholders’ Agreement is in effect, we and the Sponsors are required to take all actions reasonably necessary, subject to applicable regulatory and stock exchange listing requirements (including director independence requirements), to cause the membership of the board and any committees of the board to be consistent with the terms of the agreement. In accordance with the Stockholders’ Agreement, Warburg Pincus has designated Mr. Chen, Ms. Geveda and Mr. Neary to our board of directors and GTCR has designated Messrs. Cunningham, Donnini and Mihas to our board of directors.
Director Designees; Committee Membership
Each of our current directors was elected pursuant to the terms of agreements among our stockholders that will terminate in our corporate reorganization and be replaced by our Stockholders’ Agreement. Under the terms of our Stockholders’ Agreement, investment funds and entities affiliated with Warburg Pincus will be entitled to designate up to:
•five directors for election to our board of directors for so long as certain investment funds and entities affiliated with Warburg Pincus hold 80% or more of the shares of our common stock that they held immediately following the IPO;
•four directors for election to our board of directors for so long as certain investment funds and entities affiliated with Warburg Pincus hold 60% or more of the shares of our common stock that they held immediately following the IPO;
•three directors for election to our board of directors for so long as certain investment funds and entities affiliated with Warburg Pincus hold 40% or more of the shares of our common stock that they held immediately following the IPO;
•two directors for election to our board of directors for so long as certain investment funds and entities affiliated with Warburg Pincus hold 20% or more of the shares of our common stock that they held immediately following the IPO; and
•one director for election to our board of directors for so long as certain investment funds and entities affiliated with Warburg Pincus hold 6 2/3% or more of the shares of our common stock that they held immediately following the IPO.
In addition, our Stockholders’ Agreement will provide that investment funds and entities affiliated with GTCR will be entitled to designate up to:
•three directors for election to our board of directors for so long as certain investment funds and entities affiliated with GTCR hold 70% or more of the shares of our common stock that they held immediately following the IPO;
•two directors for election to our board of directors for so long as certain investment funds and entities affiliated with GTCR hold 40% or more of the shares of our common stock that they held immediately following the IPO; and
•one director for election to our board of directors for so long as certain investment funds and entities affiliated with GTCR hold 10% or more of the shares of our common stock that they held immediately following the IPO.
Subject to any restrictions under applicable law or the Nasdaq rules, each of Warburg Pincus and GTCR will be entitled to representation on each board committee proportionate to the number of directors they are entitled to designate on our board of directors. In addition, Warburg Pincus shall be entitled to appoint the chairperson of our compensation committee for so long as Warburg Pincus has the right to designate at least one director for election to our board of directors.

Removal of Directors
For so long as investment funds and entities affiliated with either Warburg Pincus or GTCR, collectively, hold at least a majority of our outstanding capital stock, a director designated by investment funds and entities affiliated with either Warburg Pincus or GTCR, respectively, may be removed with or without cause by the affirmative vote of the holders of a majority of our outstanding capital stock and with the consent of Warburg Pincus or GTCR, respectively.
Quorum
For so long as investment funds and entities affiliated with Warburg Pincus have the right to designate at least one director for election to our board of directors and for so long as investment funds and entities affiliated with GTCR have the right to designate at least one director for election to our board of directors, in each case, a quorum of our board of directors will not exist without at least one director designee of each of Warburg Pincus and GTCR present at such meeting; provided that if a meeting of our board of directors fails to achieve a quorum due to the absence of a director designee of Warburg Pincus or GTCR, as applicable, the presence of at least one director designee of Warburg Pincus or GTCR, as applicable, will not be required in order for a quorum to exist at the next meeting of our board of directors.
Transfer Restrictions
Unless otherwise waived by the compensation committee and except for certain permitted transfers, management stockholders may transfer a number of vested shares of our common stock equal to the product of (i) the number of shares of our common stock then owned by such management stockholder multiplied by (ii) a fraction, the numerator of which is the number of shares of our common stock sold by the Sponsors in a public or private sale to a third party and the denominator of which is the total number of shares of our common stock held by the Sponsors immediately prior to such public or private sale. These transfer restrictions only apply to shares of common stock held by management stockholders at closing of the IPO (or securities issued in respect thereof) and remain in effect until the sixth anniversary of the completion of the IPO.
Corporate Opportunities
To the fullest extent permitted by law, we have, on behalf of ourselves, our subsidiaries and our and their respective stockholders, renounced any interest or expectancy in, or in being offered an opportunity to participate in, and business opportunity that may be presented to Warburg Pincus, GTCR or any of their respective affiliates, partners, principals, directors, officers, members, managers, employees or other representatives, and no such person has any duty to communicate or offer such business opportunity to us or any of our subsidiaries or shall be liable to us or any of our subsidiaries or any of our or its stockholders for breach of any duty, as a director or officer or otherwise, by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us or our subsidiaries, unless, in the case of any such person who is a director or officer of ours, such business opportunity is expressly offered to such director or officer in writing solely in his or her capacity as a director or officer of ours.
Indemnification
Under the Stockholders’ Agreement, we have agreed, subject to certain exceptions, to indemnify the Sponsors, and various affiliated persons and indirect equityholders of the Sponsors from certain losses arising out of any threatened or actual litigation by reason of the fact that the indemnified person is or was a holder of our common stock or of equity interests in Sotera Health Company. Public stockholders will not benefit from this indemnification provision. This indemnification is in addition to a similar indemnification provision under Topco Parent’s limited partnership agreement, which will survive the termination of such agreement. Two of our subsidiaries and GTCR, LLC are currently co-defendants in tort lawsuits alleging personal injury and related claims resulting from purported emissions and releases of EO from the Willowbrook facility. In satisfaction of our indemnity obligations, our legal counsel is jointly engaged to also represent GTCR, LLC in these proceedings and we are bearing the cost of this combined defense effort.
Limitation of Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides for indemnification of directors and officers to the fullest extent permitted by law, including payment of expenses in advance of resolution of any such matter. Our amended and restated certificate of incorporation eliminates the potential personal monetary liability of our directors to us or our stockholders for breaches of their duties as directors except as otherwise required under the DGCL. Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the DGCL is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the DGCL.
We have entered into separate indemnification agreements with our directors and officers that may be broader than the specific indemnification provisions contained in the DGCL. Each indemnification agreement provides, among other things, for indemnification to the fullest extent permitted by law and our amended and restated certificate of incorporation and amended and restated bylaws against any and all expenses, judgments, fines and amounts paid in settlement of any claim. The indemnification agreements provide for the advancement or payment of all expenses to the indemnitee and for reimbursement to us if it is found that such indemnitee is not entitled to such indemnification under applicable law and our amended and restated certificate of incorporation and amended and restated bylaws. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and officers.
The limitation of liability and indemnification provisions included in our amended and restated certificate of incorporation and the indemnification agreements that we have entered into or will enter into with our directors and officers may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though any such action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.
We maintain standard policies of insurance under which, subject to the limitations of the policies, coverage is provided to our directors and officers against loss arising from claims made by reason of a breach of duty or other wrongful acts as a director or officer, including claims relating to public securities matters.
Certain of our non-employee directors may, through their relationships with their employers, be insured or indemnified against certain liabilities incurred in their capacity as members of our board of directors. Although directors designated for election to our board of directors by investment funds and entities affiliated with either Warburg Pincus or GTCR may have certain rights to indemnification, advancement of expenses or insurance provided or obtained by investment funds and entities affiliated with either Warburg Pincus or GTCR, respectively, we have agreed in our Stockholders’ Agreement that we will be the indemnitor of first resort, will advance the full amount of expenses incurred by each such director and, to the extent that investment funds and entities affiliated with either Warburg Pincus or GTCR or their insurers make any payment to, or advance any expenses to, any such director, we will reimburse those investment funds and entities and their insurers for such amounts.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Policies and Procedures for Related Party Transactions
Pursuant to our written related party transaction policy, the audit committee of the Board of Directors will be responsible for evaluating each related party transaction and making a determination as to whether the transaction at issue is fair, reasonable and within our policy and whether it should be ratified and approved. The audit committee, in making its determination, will consider various factors, including the benefit of the transaction to us, the terms of the transaction and whether they are at arm’s-length and in the ordinary course of our business, whether the transaction would impair the independence of an otherwise independent director, the direct or indirect nature of the related person’s interest in the transaction, the size and expected term of the transaction and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. The audit committee will review, at least annually, a summary of our transactions with our directors and officers and with firms that employ our directors, as well as any other related person transactions.
Director Independence
The disclosure included in Item 10 of the report under heading “Board of Directors—Director Independence” is incorporated by reference into this Item 13.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information that will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2020.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents Filed with Report
(1)Consolidated Financial Statements
The consolidated financial statements are filed as part of this Annual Report on Form 10-K under Item 8, “Financial Statements and Supplementary Data
(2)Financial Statement Schedules
The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under Item 8, “Financial Statements and Supplementary Data.”
(3)Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of the Registrant	*

3.2	Bylaws of the Registrant	*

4.1	Description of our Common Stock	*

4.2	Amended and Restated Registration Rights Agreement	*

4.3	Indenture, dated as of July 31, 2020, among Sotera Health Holdings, LLC, the Registrant, the intermediate parents and subsidiary note parties thereto and Wilmington Trust, National Association, as first lien notes collateral agent, calculation agent and trustee		S-1	333-249648	4.4	2020-10-23

4.4	Form of Senior Secured First Lien Floating Rate Note due 2026 (included in Exhibit 4.3)		S-1	333-249648	4.4	2020-10-23

10.1+	Employment Agreement by and between Sotera Health Company and Michael B. Petras, Jr., dated as of November 10, 2020		S-1/A	333-249648	10.1	2020-11-12

10.2+	Employment Agreement by and between Sotera Health Company and Scott J. Leffler, dated as of November 10, 2020		S-1/A	333-249648	10.2	2020-11-12

10.3+	Employment Agreement by and between Sotera Health Company and Matthew J. Klaben, dated as of November 10, 2020		S-1/A	333-249648	10.3	2020-11-12

10.4+	Sotera Health Company Supplemental Retirement Benefit Plan, effective as of January 1, 2018		S-1/A	333-249648	10.4	2020-11-12

10.5+	Sotera Health Company 2020 Omnibus Incentive Plan		S-1/A	333-249648	10.5	2020-11-12

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date

10.6+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement		S-1/A	333-249648	10.6	2020-11-12

10.7+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Stock Option Grant Notice and Agreement		S-1/A	333-249648	10.7	2020-11-12

10.8+	Form of Indemnification Agreement entered into between the Registrant and each director and executive officer		S-1/A	333-249648	10.8	2020-11-02

10.9	Stockholders’ Agreement	*

10.10	Credit Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the lenders and issuing banks party thereto and Jefferies Finance LLC, as first lien administrative agent and first lien collateral agent		S-1	333-249648	10.10	2020-10-23

10.11	Guarantee Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the other guarantors party thereto and Jefferies Finance LLC, as first lien collateral agent		S-1	333-249648	10.11	2020-10-23

10.12	Collateral Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the other guarantors party thereto and Jefferies Finance LLC, as first lien collateral agent		S-1	333-249648	10.12	2020-10-23

10.13	Patent Security Agreement, dated as of December 13, 2019, between Sterigenics U.S., LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.13	2020-10-23

10.14	Trademark Security Agreement, dated as of December 13, 2019, between Sterigenics U.S., LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.14	2020-10-23

10.15	Trademark Security Agreement, dated as of December 13, 2019, between Nelson Laboratories, LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.15	2020-10-23

10.16	Trademark Security Agreement, dated as of December 13, 2019, between Sotera Health LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.16	2020-10-23
10.17	Copyright Security Agreement, dated as of December 13, 2019, among Jefferies Finance LLC and Nelson Laboratories, LLC, as collateral agent		S-1	333-249648	10.17	2020-10-23

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.18	First Lien Pari Passu Intercreditor Agreement, dated as of July 31, 2020, among Sotera Health Holdings, LLC, the Registrant, Jefferies Finance LLC as Collateral Agent and Authorized Representative, and Wilmington Trust, National Association as Additional First Lien Collateral Agent and Initial Authorized Representative		S-1	333-249648	10.25	2020-10-23

10.19	First Lien Collateral Agreement, dated as of July 31, 2020, among the Registrant, Sotera Health Holdings, LLC, the other grantors party thereto and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.26	2020-10-23

10.20	Patent Security Agreement, dated as of July 31, 2020, between Sterigenics U.S., LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.27	2020-10-23

10.21	Trademark Security Agreement, dated as of July 31, 2020, between Sotera Health Holdings LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.28	2020-10-23

10.22	Copyright Security Agreement, dated as of July 31, 2020, between Nelson Laboratories, LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.29	2020-10-23

10.23†	Restated Supply Agreement, dated as of October 6, 2020, between Balchem Corporation and Sterigenics U.S., LLC, Sterigenics S. De R.L. De C.V., Sterigenics Costa Rica S.R.L. and Sterigenics EO Canada, Inc.		S-1/A	333-249648	10.30	2020-11-18

10.24+	Form of Restricted Stock Agreement and Acknowledgement		S-1/A	333-249648	10.31	2020-11-12

10.25+	Non-Employee Director Compensation Policy		S-1/A	333-249648	10.32	2020-11-12

10.26+	Employment Agreement by and between Sotera Health LLC and Michael P. Rutz, dated as of May 21, 2020	*

Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.27
Incremental Facility Amendment to the First Lien Credit Agreement, dated as of December 17, 2020, among Sotera Health Company, Sotera Health Holdings, LLC, the Incremental Amendment Revolving Lends party thereto, Jefferies Finance LLC, as First Lien Administrative Agent, each Issuing Bank and the Other Loan Parties
*

10.28
Refinancing Amendment to the First Lien Credit Agreement, dated as of January 20, 2021, among Sotera Health Company, Sotera Health Holdings, LLC, the Refinancing Lenders Party thereto, the Revolving Lenders party to the First Lien Credit Agreement and Jefferies Finance LLC, as First Lien Administrative Agent and First Lien Collateral Agent
*

21.1	List of Subsidiaries	*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

*    Filed Herewith
**    Furnished Herewith
+    Denotes management contract or compensatory plan or arrangement.
†    Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause us competitive harm if publicly disclosed. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission on its request.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOTERA HEALTH COMPANY

By:	/s/ Michael B. Petras, Jr.
Name:	Michael B. Petras, Jr.
Title:	Chairman and Chief Executive Officer
Date: March 9, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael B. Petras, Jr.		March 9, 2021
Michael B. Petras, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)
/s/ Scott J. Leffler		March 9, 2021
Scott J. Leffler	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ Ruoxi Chen		March 9, 2021
Ruoxi Chen	Director
/s/ Sean L. Cunningham		March 9, 2021
Sean L. Cunningham	Director
/s/ David A. Donnini		March 9, 2021
David A. Donnini	Director
/s/ Stephanie M. Geveda		March 9, 2021
Stephanie M. Geveda	Director
/s/ Ann R. Klee		March 9, 2021
Ann R. Klee	Director
/s/ Constantine S. Mihas		March 9, 2021
Constantine S. Mihas	Director
/s/ James C. Neary		March 9, 2021
James C. Neary	Director
/s/ Vincent K. Petrella		March 9, 2021
Vincent K. Petrella	Director