Form 10-Q
period 2021-03-31
Sotera Health Co
filed 2021-05-13
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number   001-39729
SOTERA HEALTH COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3531161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9100 South Hills Blvd, Suite 300
Broadview Heights, Ohio	44147
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(440)	262-1409
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SHC	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of May 6, 2021, there were 282,869,957 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

SOTERA HEALTH COMPANY
- TABLE OF CONTENTS -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are often characterized by the use of the words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:
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
•the regulatory requirements to which we are subject, and any failures to receive or maintain, or delays in receiving, required clearance or approvals;
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
•our ability to maintain effective internal controls over financial reporting;
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
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under Part II, Item 1A, “Risk Factors,” as well as Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”). If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
Unless expressly indicated or the context requires otherwise, the terms “Sotera Health,” “Company,” “we,” “us,” and “our” in this document refer to Sotera Health Company, a Delaware corporation, and, where appropriate, its subsidiaries on a consolidated basis.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands)

	As of
	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$108,009	$102,447
Restricted cash short-term	7	7
Accounts receivable, net of allowance for uncollectible accounts of $603 and $708, respectively	96,393	91,735
Inventories, net	33,375	34,093
Prepaid expenses and other current assets	69,758	64,964
Income taxes receivable	20,825	21,769
Total current assets	328,367	315,015
Property, plant, and equipment, net	611,620	609,814
Operating lease assets	47,117	45,963
Deferred income taxes	8,088	8,424
Investment in unconsolidated affiliate	9,227	13,457
Other assets	9,281	9,304
Other intangible assets, net	656,572	643,366
Goodwill	1,106,728	1,115,936
Total assets	$2,777,000	$2,761,279
Liabilities and equity
Current liabilities:
Accounts payable	$57,174	$52,400
Accrued liabilities	56,373	60,518
Deferred revenue	5,958	6,056
Current portion of finance lease obligations	1,108	1,173
Current portion of operating lease obligations	9,631	9,383
Current portion of asset retirement obligations	391	620
Income taxes payable	7,384	10,448
Total current liabilities	138,019	140,598
Long-term debt, less current portion	1,837,580	1,824,789
Finance lease obligations, less current portion	33,432	34,939
Operating lease obligations, less current portion	39,806	38,941
Noncurrent asset retirement obligations	45,633	45,013
Deferred lease income	21,362	21,255
Post-retirement obligations	46,959	48,223
Mandatorily redeemable noncontrolling interest	—	13,625
Noncurrent liabilities	18,795	17,506
Deferred income taxes	129,670	121,816
Total liabilities	2,311,256	2,306,705
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 285,990 shares issued at March 31, 2021 and December 31, 2020, respectively	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 authorized; no shares issued at March 31, 2021 and December 31, 2020, respectively	—	—
Treasury stock, at cost (3,090 and 2,742 shares at March 31, 2021 and December 31, 2020, respectively)	(34,000)	(34,000)
Additional paid-in capital	1,169,852	1,166,412
Retained deficit	(578,286)	(589,128)
Accumulated other comprehensive loss	(97,162)	(93,842)
Total equity attributable to Sotera Health Company	463,264	452,302
Noncontrolling interests	2,480	2,272
Total equity	465,744	454,574
Total liabilities and equity	$2,777,000	$2,761,279
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Revenues:
Service	$188,698	$167,405
Product	23,450	20,795
Total net revenues	212,148	188,200
Cost of revenues:
Service	85,036	83,069
Product	11,740	8,614
Total cost of revenues	96,776	91,683
Gross profit	115,372	96,517
Operating expenses:
Selling, general and administrative expenses	52,465	37,053
Amortization of intangible assets	16,543	14,599
Total operating expenses	69,008	51,652
Operating income	46,364	44,865
Interest expense, net	21,282	56,562
Loss on extinguishment of debt	14,312	—
Foreign exchange loss (gain)	578	(627)
Other (income) expense, net	(3,890)	3,150
Income (loss) before income taxes	14,082	(14,220)
Provision (benefit) for income taxes	3,017	(12,234)
Net income (loss)	11,065	(1,986)
Less: Net income (loss) attributable to noncontrolling interests	223	(22)
Net income (loss) attributable to Sotera Health Company	10,842	(1,964)
Other comprehensive (loss) income net of tax:
Pension and post-retirement benefits (net of taxes of $84 and $(744), respectively)	(249)	2,207
Interest rate swaps (net of taxes of $0 and $1,234, respectively)	—	(3,479)
Foreign currency translation	(3,086)	(72,967)
Comprehensive income (loss)	7,730	(76,225)
Less: comprehensive income (loss) attributable to noncontrolling interests	208	(22)
Comprehensive income (loss) attributable to Sotera Health Company	$7,522	$(76,203)
Earnings (loss) per share:
Basic	$0.04	$(0.01)
Diluted	0.04	(0.01)
Weighted average number of shares outstanding:
Basic	278,827	232,400
Diluted	278,968	232,400
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Operating activities:
Net income (loss)	$11,065	$(1,986)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,379	16,110
Amortization of intangible assets	22,282	19,913
Loss on extinguishment of debt	14,312	—
Deferred income taxes	(3,637)	(6,683)
Share-based compensation expense	3,449	1,725
Accretion of asset retirement obligations	551	471
Unrealized foreign exchange (gains) / losses	2,354	(4,876)
Unrealized (gain) / loss on embedded derivative instruments	(853)	4,819
Gain (loss) on interest rate swap	—	(4,713)
Amortization of debt issuance costs	1,663	2,977
Other	(2,843)	(2,306)
Changes in operating assets and liabilities:
Accounts receivable	(4,134)	(433)
Inventories	1,099	(1,553)
Other current assets	(2,324)	(1,404)
Accounts payable	6,625	(733)
Accrued liabilities	(5,542)	(8,334)
Income taxes payable / receivable	(4,518)	(8,132)
Other liabilities	1,513	(61)
Other long-term assets	(282)	889
Net cash provided by operating activities	56,159	5,690
Investing activities:
Purchases of property, plant and equipment	(20,942)	(12,989)
Purchase of mandatorily redeemable noncontrolling interest in Nelson Laboratories Fairfield, Inc.	(12,425)	—
Purchase of BioScience Laboratories, LLC, net of cash acquired	(13,152)	—
Net cash used in investing activities	(46,519)	(12,989)
Financing activities:
Proceeds from revolving credit facility	—	50,000
Payments of debt issuance costs	(3,435)	(207)
Payments on long-term borrowings	—	(142)
Other	(348)	(344)
Net cash provided by (used in) financing activities	(3,783)	49,307
Effect of exchange rate changes on cash and cash equivalents	(295)	154
Net increase in cash and cash equivalents, including restricted cash	5,562	42,162
Cash and cash equivalents, including restricted cash, at beginning of period	102,454	63,025
Cash and cash equivalents, including restricted cash, at end of period	$108,016	$105,187
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$19,745	$63,570
Cash paid during the period for income taxes, net of tax refunds received	11,561	1,868
Equipment purchases included in accounts payable	7,389	5,100
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity (Deficit)
(in thousands)
(Unaudited)

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at December 31, 2019	232,400	$2,324	$—	$—	$(550,511)	$(94,387)	$1,442	$(641,132)
Share-based compensation plans	—	—	—	1,725	—	—	—	1,725
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	2,207	—	2,207
Foreign currency translation	—	—	—	—	—	(72,967)	—	(72,967)
Interest rate swaps	—	—	—	—	—	(3,479)	—	(3,479)
Net income (loss)	—	—	—	—	(1,964)	—	(22)	(1,986)
Balance at March 31, 2020	232,400	$2,324	$—	$1,725	$(552,475)	$(168,626)	$1,420	$(715,632)

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at December 31, 2020	283,248	$2,860	$(34,000)	$1,166,412	$(589,128)	$(93,842)	$2,272	$454,574
Share-based compensation plans	(348)	—	—	3,440	—	—	—	3,440
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(249)	—	(249)
Foreign currency translation	—	—	—	—	—	(3,071)	(15)	(3,086)
Net income (loss)	—	—	—	—	10,842	—	223	11,065
Balance at March 31, 2021	282,900	$2,860	$(34,000)	$1,169,852	$(578,286)	$(97,162)	$2,480	$465,744
See notes to consolidated financial statements.

Sotera Health Company
Notes to Consolidated Financial Statements

1.Basis of Presentation
Principles of Consolidation – Sotera Health Company (also referred to herein as the “Company,” “we,” “our,” “us” or “its”), is a global provider of mission-critical sterilization and lab testing and advisory services to the medical device and pharmaceutical industries with operations primarily in the Americas, Europe and Asia.
We operate and report in three segments, Sterigenics, Nordion and Nelson Labs. We describe our reportable segments in Note 18, “Segment Information”. All significant intercompany balances and transactions have been eliminated in consolidation.
Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the total equity in the Company’s consolidated subsidiaries. As of March 31, 2021, our subsidiaries were wholly owned by us, except for noncontrolling interests of 15% and 33% in our two China subsidiaries. We consolidate the results of operations of these subsidiaries with our results of operations and reflect the noncontrolling interests in our two China subsidiaries on our Consolidated Statements of Operations and Comprehensive Income (Loss) as “Net income attributable to noncontrolling interests.” On March 11, 2021, we purchased the 15% noncontrolling interest that remained from the August 2018 acquisition of Nelson Laboratories Fairfield, Inc. (“Nelson Labs Fairfield”). This required future purchase was considered mandatorily redeemable, and therefore no earnings were allocated to this noncontrolling interest. See Note 4, “Acquisitions” for additional details.
In the first quarter of 2021, we entered into binding agreements to purchase the outstanding noncontrolling interests of 15% and 33% of our two China subsidiaries, respectively. The purchase transactions are expected to close in the second quarter of 2021 for a total purchase price of $8.6 million.
In July 2020, we acquired a 60% equity ownership interest in a joint venture to construct an E-beam facility in Alberta, Canada in connection with our acquisition of Iotron Industries Canada, Inc. (“Iotron”). Refer to Note 4, “Acquisitions” for additional information. We have determined this to be an investment in a variable interest entity (“VIE”). The investment is not consolidated as the Company has concluded that we are not the primary beneficiary of the VIE. The Company accounts for the joint venture using the equity method. The investment is reflected within “Investment in unconsolidated affiliates” on the Consolidated Balance Sheets.
Use of Estimates – In preparing our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP"), we make estimates and assumptions that affect the amounts reported and the accompanying notes. We regularly evaluate the estimates and assumptions used and revise them as new information becomes available. Actual results may vary from those estimates.
Interim Financial Statements – The accompanying consolidated financial statements include the assets, liabilities, operating results, and cash flows of the Company and its wholly owned subsidiaries. These financial statements are prepared in accordance with U.S. GAAP for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes on Form 10-K for the year ended December 31, 2020.
2.Recent Accounting Standards
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

Sotera Health Company
Notes to Consolidated Financial Statements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”): Measurement of Credit Losses on Financial Instruments, and subsequently issued additional guidance that modified ASU 2016-13. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. We intend to adopt the standard as of January 1, 2022. We are currently assessing the effect that ASU 2016-13 will have on our financial position, results of operations, and disclosures.
In March 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes and makes a number of changes meant to add or clarify guidance on accounting for income taxes. This update is effective for annual financial statement periods beginning after March 15, 2021 and interim periods beginning after March 15, 2022, with early adoption permitted in any interim period for which financial statements have not yet been filed. We are currently assessing the effect that ASU 2019-12 will have on our financial position, results of operations, and disclosures.
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three months ended March 31, 2021 and 2020:

(thousands of U.S. dollars)	Three Months Ended March 31, 2021
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$131,151	$25,918	$—	$157,069
Over time	—	—	55,079	55,079
Total	$131,151	$25,918	$55,079	$212,148

(thousands of U.S. dollars)	Three Months Ended March 31, 2020
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$117,280	$23,625	$—	$140,905
Over time	—	—	47,295	47,295
Total	$117,280	$23,625	$47,295	$188,200
Contract Balances
As of March 31, 2021, and December 31, 2020, contract assets included in prepaid expenses and other current assets on the Consolidated Balance Sheets totaled approximately $14.1 million and $12.7 million, respectively, resulting from revenue recognized over time in excess of the amount billed to the customer.
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $6.0 million and $6.1 million at March 31, 2021 and December 31, 2020, respectively. We recognize deferred revenue after all revenue recognition criteria are met.
4.Acquisitions
Acquisition of BioScience Laboratories, LLC
On March 8, 2021, we acquired BioScience Laboratories, LLC (“BioScience”) for approximately $13.2 million, net of $0.8 million of cash acquired plus the contemporaneous repayment of BioScience's outstanding debt of $1.9 million. BioScience is a provider of outsourced topical antimicrobial product testing in the pharmaceutical, medical device, and consumer products industries with one location in Bozeman, Montana.
The purchase price of BioScience was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. Changes to the allocation of the purchase price may occur as

Sotera Health Company
Notes to Consolidated Financial Statements
these measurements are completed. Approximately $8.4 million of goodwill was recorded related to the BioScience acquisition, representing the excess of the purchase price over preliminary estimated fair values of all the assets acquired and liabilities assumed. The Company funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to the Company's consolidated financial statements.
Acquisition of Mandatorily Redeemable Noncontrolling Interest - Nelson Labs Fairfield
On March 11, 2021, we completed the acquisition of the remaining 15% ownership of Nelson Labs Fairfield for $12.4 million, resulting in a gain of $1.2 million included in “Other expense (income), net” in the Consolidated Statements of Operations and Comprehensive Income (Loss) relative to the $13.6 million previously accrued. Pursuant to the terms of the August 2018 acquisition, we initially acquired 85% of the equity interests of Nelson Labs Fairfield in August 2018 and were obligated to acquire the remaining 15% noncontrolling interest within three years from the date of the acquisition.
Acquisition of Iotron Industries Canada, Inc.
On July 31, 2020, we acquired Iotron Industries Canada, Inc.(“Iotron”) for approximately $105.2 million. Iotron was an independent contact sterilizer with two North American locations in Vancouver, Canada, and Columbia City, Indiana. Each location uses proprietary high energy electron beam technology to process products for orthopedic, medical device, plastics, and agricultural businesses. The acquisition was financed by the issuance of $100.0 million of First Lien Notes due 2026. Refer to Note 9, “Long-Term Debt” for additional details.
As part of this acquisition, we also acquired Iotron’s 60% equity ownership interest in a joint venture to construct an E-beam facility in Alberta, Canada. The joint venture is accounted for using the equity method.
The opening balance sheet for the Iotron acquisition reflects the net tangible and intangible assets acquired and liabilities assumed at their preliminary estimated fair values at the acquisition date.
The preliminary estimated fair value of the underlying acquired assets and assumed liabilities of the Iotron acquisition and the measurement period adjustments recognized during the three months ended March 31, 2021, were as follows:

(thousands of U.S. dollars)
Allocation of purchase price to the fair value of net assets acquired (net of cash acquired):	Amount recognized as of December 31, 2020	Measurement Period Adjustments	Amount recognized as of March 31, 2021
Goodwill	$69,046	$(17,142)	$51,904
Intangibles	16,427	26,273	42,700
Property, plant, and equipment	13,812	4,346	18,158
Working capital, net	1,115	2	1,117
Investment in unconsolidated affiliate	12,881	(4,181)	8,700
Assumed long-term liabilities	(2,248)	—	(2,248)
Other assets/liabilities, net	(5,846)	(9,298)	(15,144)
Total estimated purchase price	$105,187	$—	$105,187
The fair value of all the above assets acquired and liabilities assumed are preliminary in nature since the fair value analyses are not yet complete, including finalizing third party appraisals and analyzing the tax attributes of the fair value adjustments. Changes to the allocation of the purchase price may occur as these analyses are completed.
Approximately $51.9 million of goodwill was recorded related to the Iotron acquisition, representing the excess of the purchase price over preliminary estimated fair values of all the assets acquired and liabilities assumed. The fair value allocated to goodwill and tangible and intangible assets are deductible for tax purposes. The qualitative elements of goodwill primarily represent the expanded future growth opportunities for the combined company and the addition of Iotron’s highly skilled workforce. A preliminary valuation was recorded of approximately $39.1 million and $3.6 million for intangible assets as part of the acquisition related to customer relationships and employee non-compete agreements, respectively. The estimated useful lives of the identifiable finite-lived intangible assets range from 5 to 15 years.

Sotera Health Company
Notes to Consolidated Financial Statements
Iotron’s results of operations are included in our consolidated financial statements from the date of the transaction within the Sterigenics segment. The unaudited pro forma consolidated results for the three months ended March 31, 2020, are reflected in the pro forma table below had the transaction occurred on January 1, 2020. The following unaudited supplemental pro forma financial information is based on our historical consolidated financial statements and Iotron’s historical consolidated financial statements, as adjusted for amortization of acquired intangible assets, an increase in interest expense resulting from interest on the First Lien Notes to finance the acquisition, and to reflect the change in the estimated income tax rate for federal and state purposes.

(thousands of U.S. dollars)
Three Months Ended March 31,	2020
Net revenues	$194,402
Net loss	(889)
In connection with the Iotron acquisition, we incurred approximately $1.0 million in transaction costs for the three months ended March 31, 2020, which were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
5.Inventories
Inventories consisted primarily of the following:

(thousands of U.S. dollars)
	March 31, 2021	December 31, 2020
Raw materials and supplies	$29,512	$29,114
Work-in-process	1,371	846
Finished goods	2,617	4,256
	33,500	34,216
Reserve for excess and obsolete inventory	(125)	(123)
Inventories, net	$33,375	$34,093
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted primarily of the following:

(thousands of U.S. dollars)
	March 31, 2021	December 31, 2020
Prepaid taxes	$25,356	$22,883
Prepaid business insurance	7,421	10,403
Prepaid rent	1,212	1,170
Customer contract assets	14,133	12,670
Insurance and indemnification receivables	2,751	2,751
Current deposits	797	673
Prepaid maintenance contracts	432	404
Value added tax receivable	1,385	2,094
Prepaid software licensing	1,299	1,181
Stock supplies	3,210	2,715
Other	11,762	8,020
Prepaid expenses and other current assets	$69,758	$64,964

Sotera Health Company
Notes to Consolidated Financial Statements
7.Goodwill and Other Intangible Assets
Changes to goodwill during the three months ended March 31, 2021 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2020	$683,481	$287,932	$144,523	$1,115,936
BioScience acquisition	—	—	8,435	8,435
Iotron acquisition measurement period adjustments	(17,142)	—	—	(17,142)
Changes due to foreign currency exchange rates	(2,252)	3,408	(1,657)	(501)
Goodwill at March 31, 2021	$664,087	$291,340	$151,301	$1,106,728
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of March 31, 2021
Finite-lived intangible assets
Customer relationships	$662,509	$322,685
Proprietary technology	89,604	39,707
Trade names	142	100
Land-use rights	9,454	1,364
Sealed source and supply agreements	243,660	98,237
Other	5,675	1,138
Total finite-lived intangible assets	1,011,044	463,231

Indefinite-lived intangible assets
Regulatory licenses and other(a)	82,807	—
Trade names / trademarks	25,952	—
Total indefinite-lived intangible assets	108,759	—
Total	$1,119,803	$463,231

Sotera Health Company
Notes to Consolidated Financial Statements

As of December 31, 2020	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$634,454	$309,428
Proprietary technology	90,964	38,075
Trade names	156	105
Land-use rights	9,489	1,311
Sealed source and supply agreements	240,791	92,953
Other	1,937	519
Total finite-lived intangible assets	977,791	442,391

Indefinite-lived intangible assets
Regulatory licenses and other(a)	81,832	—
Trade names / trademarks	26,134	—
Total indefinite-lived intangible assets	107,966	—
Total	$1,085,757	$442,391
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
Amortization expense for other intangible assets was $22.3 million ($5.8 million is included in “Cost of revenues” and $16.5 million in “Selling, general and administrative expenses”) in the Consolidated Statements of Operations and Comprehensive Income (Loss) and $19.9 million ($5.3 million is included in “Cost of revenues” and $14.6 million in “Selling, general and administrative expenses”) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, respectively.
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2021	$65,889
2022	80,665
2023	80,659
2024	79,882
2025	41,982
Thereafter	198,736
Total	$547,813
The weighted-average remaining useful life of the finite-lived intangible assets was approximately 10 years as of March 31, 2021.

Sotera Health Company
Notes to Consolidated Financial Statements
8.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	March 31, 2021	December 31, 2020
Accrued employee compensation	$27,651	$34,760
Legal reserves	2,751	2,751
Accrued interest expense	764	186
Embedded derivatives	229	670
Professional fees	13,744	12,686
Accrued utilities	2,397	1,864
Insurance accrual	1,886	1,255
Accrued taxes	3,332	2,599
Other	3,619	3,747
Accrued liabilities	$56,373	$60,518
9.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
	March 31, 2021	December 31, 2020
Term loan, due 2026	$1,763,100	$1,763,100
Senior notes, due 2026	100,000	100,000
Other long-term debt	1,059	450
Total long-term debt	1,864,159	1,863,550
Less unamortized debt issuance costs and debt discounts	(26,579)	(38,761)
Total long-term debt, less debt issuance costs and debt discounts	$1,837,580	$1,824,789
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Term Loan matures on December 13, 2026, and the Revolving Credit Facility's original maturity date was December 13, 2024. On December 17, 2020, we increased the capacity of our Revolving Credit Facility from $190.0 million to $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of March 31, 2021 and December 31, 2020, total borrowings under the Term Loan were $1,763.1 million and $1,763.1 million, respectively, and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the three months ended March 31, 2021 and March 31, 2020 was 3.73% and 6.18%, respectively.
On January 20, 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over the London Interbank Offered Rate (“LIBOR”) on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The changes result in an effective reduction in current interest rates of 2.25%. In connection with this amendment, we wrote off $11.3 million of unamortized debt issuance and discount costs and incurred an additional $2.9 million of expense related to debt issuance costs attributable to the refinancing. These costs were recorded to “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Sotera Health Company
Notes to Consolidated Financial Statements
As of March 31, 2021 and December 31, 2020, capitalized debt issuance costs totaled $3.1 million and $3.4 million, respectively, and debt discounts totaled $20.0 million and $31.6 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our consolidated balance sheets and amortized as a component of interest expense over the term of the debt agreement.
On March 26, 2021, we amended the Revolving Credit Facility, to (i) decrease the Applicable Rate (as defined in the Credit Agreement) related to any Revolving Loans (as defined in the Credit Agreement) from a rate per annum that ranged from an alternative base rate (“ABR”) plus 2.50% to ABR plus 3.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio to ABR plus 1.75%; and in the case of Eurodollar Loans (as defined in the Credit Agreement) from a rate per annum which ranged from the Adjusted LIBOR plus 3.50% to the Adjusted LIBOR plus 4.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio (as defined in the Credit Agreement), to the Adjusted LIBOR (as defined in the Credit Agreement) plus 2.75%, and (ii) extend the maturity date of the Revolving Facility from December 13, 2024 to June 13, 2026. The other material terms of the Credit Agreement are unchanged and the amendment does not change the capacity of our Revolving Credit Facility, which is $347.5 million. No unamortized debt issuance costs associated with the Revolving Credit Facility were written off and direct fees and costs incurred in connection with the amendment were immaterial.
As of March 31, 2021 and December 31, 2020, there were no borrowings on the Revolving Credit Facility. SHH borrowed $50.0 million on the Revolving Credit Facility during the first quarter of 2020 which was repaid in the second quarter of 2020. The interest rate on the borrowings under the Revolving Credit Facility during 2020 averaged approximately 5.0%.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of March 31, 2021, the Company had $65.8 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $281.7 million.
First Lien Notes
On July 31, 2020, SHH issued $100.0 million aggregate principal amount of senior secured first lien notes due 2026 (the “First Lien Notes”), which mature on December 13, 2026. The First Lien Notes bear interest at a rate equal to LIBOR subject to a 1.00% floor plus 6.00% per annum. Interest is payable on a quarterly basis with no principal due until maturity. The weighted average interest rate on the First Lien Notes for the three months ended March 31, 2021 was 7.00%.
SHH is entitled to redeem all or a portion of the First Lien Notes, at any time and from time to time, subject to certain premiums depending on the date of redemption; any time on or prior to July 31, 2021, a customary make-whole premium applies and, thereafter, specified premiums that decline to zero apply (in each case as described in the indenture governing the First Lien Notes).
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

Sotera Health Company
Notes to Consolidated Financial Statements
At March 31, 2021 and December 31, 2020, capitalized debt issuance costs were $0.8 million and $0.9 million, respectively, and debt discounts were $2.7 million and $2.8 million, respectively, related to the First Lien Notes, which are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized into interest expense over the term of the debt agreement.
2020 Debt Repayments
On November 24, 2020, we closed our initial public offering (the "IPO”), in which we sold 53,590,000 shares of our common stock at a price of $23.00 per share, which included the full exercise by the underwriters of their option to purchase up to an additional 6,990,000 shares of common stock. We raised approximately $1.2 billion in net proceeds after deducting underwriters’ discounts and commissions. We used the net proceeds received by us from the IPO to (i) redeem $770.0 million in aggregate principal amount of the Second Lien Senior Secured Notes with an original maturity date of December 13, 2027 (the "Second Lien Notes”), plus accrued and unpaid interest thereon and $15.4 million of redemption premium, (ii) repurchase 1,568,445 shares of our common stock from certain of our executive officers at a purchase price per share equal to the IPO price per share of our common stock less an amount equal to the underwriting discounts and commissions payable thereon and (iii) repay $341.0 million of the outstanding indebtedness under the Term Loan, plus accrued and unpaid interest thereon. In connection with the debt repayments, we wrote off $28.9 million of debt issuance and discount costs and recognized $15.4 million in premiums paid for the early extinguishment of the Second Lien Notes. We recognized these costs within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss) in the fourth quarter of 2020.
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of March 31, 2021, are as follows:

(thousands of U.S. dollars)
2021	$—
2022	609
2023	450
2024	—
2025	—
Thereafter	1,863,100
Total	$1,864,159
As referenced above, the Company utilized its IPO proceeds toward prepaying the Second Lien Notes in full as well as prepaying a portion of the Term Loan. The Term Loan prepayment amount eliminated all subsequent scheduled and outstanding repayments of the term borrowings resulting in no remaining short-term commitments.
10.Income Taxes
Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and the taxing jurisdictions where the earnings will occur, the impact of state and local taxes, our ability to utilize tax credits and net operating loss carryforwards and available tax planning alternatives.
Our effective tax rate was 21.4 % and (86.0)% for the three months ended March 31, 2021 and 2020, respectively. Income tax expense for the three months ended March 31, 2021 differs from the statutory rate primarily due to the impact of the foreign rate differential, global intangible low-tax income (“GILTI”), and a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense. This was offset by a discrete item, which reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.
Income tax benefit for the three months ended March 31, 2020 differed from the statutory rate primarily due to the impact of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which increased the limitation on the deductibility of interest expense from 30% to 50% for tax years beginning in 2019 or 2020, and other provisions. The increased limitation

Sotera Health Company
Notes to Consolidated Financial Statements
resulted in a current tax benefit for the three months ended March 31, 2020 of $9.1 million. The increased limitation also resulted in a $5.6 million valuation allowance reversal in the three months ended March 31, 2020.
11.Employee Benefits
The Company sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution pension plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined benefit pension plan
The interest cost and expected return on plan assets are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic pension cost for the defined benefit plans for the three months ended March 31, 2021 and 2020 were as follows:

Three Months Ended March 31,
(thousands of U.S. dollars)	2021	2020
Service cost	$298	$276
Interest cost	1,613	2,007
Expected return on plan assets	(3,557)	(3,599)
Amortization of net actuarial loss	267	197
Net periodic benefit	$(1,379)	$(1,119)
Other benefit plans
Other benefit plans include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. All but one, non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three months ended March 31, 2021 and 2020 were as follows:

Three Months Ended March 31,
(thousands of U.S. dollars)	2021	2020
Service cost	$7	$7
Interest cost	59	73
Amortization of net actuarial (gain) loss	8	13
Net periodic benefit cost	$74	$93
We currently expect funding requirements of approximately $2.8 million in each of the next five years to fund the regulatory solvency deficit, as defined by Canadian federal regulation, which require solvency testing on defined benefit pension plans.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of March 31, 2021, and December 31, 2020, we had letters of credit outstanding relating to the defined benefit plans totaling $42.6 million and $41.3 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.

Sotera Health Company
Notes to Consolidated Financial Statements
12.Related Parties
We do business with a number of companies affiliated with Warburg Pincus and GTCR, which we refer to collectively as the “Sponsors,” who continue to have substantial control over us. All transactions with these companies have been conducted in the ordinary course of our business and are not material to our operations.
13.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Swaps		Total
Beginning balance – January 1, 2021	$(44,143)		$(49,699)	$—		$(93,842)
Other comprehensive income (loss) before reclassifications	(524)		(3,071)	—		(3,595)
Amounts reclassified from accumulated other comprehensive income (loss)	275	(a)	—	—		275
Net current-period other comprehensive income (loss)	(249)		(3,071)	—		(3,320)
Ending balance – March 31, 2021	$(44,392)		$(52,770)	$—		$(97,162)

Beginning balance – January 1, 2020	$(27,113)		$(67,453)	$179		$(94,387)
Other comprehensive income (loss) before reclassifications	2,207		(72,967)	(3,292)		(74,052)
Amounts reclassified from accumulated other comprehensive income (loss)	—		—	(187)	(b)	(187)
Net current-period other comprehensive income (loss)	2,207		(72,967)	(3,479)		(74,239)
Ending balance – March 31, 2020	$(24,906)		$(140,420)	$(3,300)		$(168,626)
(a)For defined benefit pension plans, amounts reclassified from accumulated other comprehensive income (loss) are recorded to “Other income, net” within the Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)For interest rate swaps, amounts reclassified from accumulated other comprehensive income (loss) are recorded to “Interest expense, net” within the Consolidated Statements of Operations and Comprehensive Income (Loss).
14.Share-Based Compensation
Pre-IPO Awards
Restricted stock distributed in respect of pre-IPO Class B-1 time vesting units vests on a daily basis pro rata over the five-year vesting period (20% per year) beginning on the original vesting commencement date of the corresponding Class B-1 time vesting units, subject to the grantee’s continued services through each vesting date. Upon the occurrence of a change in control of the Company, all then outstanding unvested shares of our common stock distributed in respect of Class B-1 Units will become vested as of the date of consummation of such change in control, subject to the grantee’s continued services through the consummation of the change in control.
Restricted stock distributed in respect of pre-IPO Class B-2 Units (which were considered performance vesting units) are scheduled to vest only upon satisfaction of certain thresholds. These units generally vest as of the first date on which (i) our Sponsors have received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Sotera Health Topco Parent, L.P. (of which the Company was a direct wholly owned subsidiary prior to the IPO) and (ii) the Sponsors’ internal rate of return exceeds twenty percent, subject to such grantee’s continued services through such date.

Sotera Health Company
Notes to Consolidated Financial Statements
In the event of a change in control of the Company, any outstanding shares of our common stock distributed in respect of Class B-2 Units that remain unvested immediately following the consummation of such a change in control of the Company shall be immediately canceled and forfeited without compensation. Stock based compensation expense attributed to the pre-IPO Class B-2 awards was recorded in the fourth quarter of 2020 as the related performance conditions were considered probable of achievement and the implied service conditions were met. As of March 31, 2021, these awards remain unvested.
We recognized $0.7 million and $1.7 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the three months ended March 31, 2021 and 2020, respectively.
A summary of the activity for the three months ended March 31, 2021 related to the restricted stock awards distributed to the Company service providers in respect of the pre-IPO awards (Class B-1 and B-2 Units) is presented below:

	Restricted Stock - Pre- IPO B-1	Restricted Stock - Pre- IPO B-2
Unvested at December 31, 2020	2,201,239	2,323,333
Forfeited	(43,361)	(254,839)
Vested	(228,862)	—
Unvested at March 31, 2021	1,929,016	2,068,494
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

We recognized $2.8 million ($1.3 million for stock options and $1.5 million for RSUs) of share-based compensation expense for these awards in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses,” for the three months ended March 31, 2021.
Stock Options
Stock options have a four-year vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity:

	Number of Shares	Weighted- average Exercise Price
At December 31, 2020	2,389,258	$23.00
Granted	20,407	26.26
Forfeited	(9,316)	23.00
Exercised	—	—
At March 31, 2021	2,400,349	$23.03

Sotera Health Company
Notes to Consolidated Financial Statements
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on our market price on the date of grant. The following table summarizes our unvested RSUs activity:

	Number of Shares	Weighted- average Grant Date Fair Value
Unvested at December 31, 2020	771,276	$23.00
Granted	10,851	26.03
Forfeited	(24,999)	23.00
Vested	—	—
Unvested at March 31, 2021	757,128	$23.05
15.Earnings (Loss) Per Share
Basic earnings (loss) per share represents the amount of income (loss) attributable to each common share outstanding. Diluted earnings (loss) per share represents the amount of income (loss) attributable to each common share outstanding adjusted for the effects of potentially dilutive common shares. Potentially dilutive common shares include stock options and other stock-based awards. In the periods where the effect would be antidilutive, potentially dilutive common shares are excluded from the calculation of diluted earnings per share.
In periods in which the Company has net income, earnings per share is calculated using the two-class method. This method is required as unvested restricted stock distributed in respect of pre-IPO Class B-1 and B-2 awards have the right to receive non-forfeitable dividends or dividend equivalents if the Company were to declare dividends on its common stock. Pursuant to the two-class method, earnings for each period are allocated on a pro-rata basis to common stockholders and unvested pre-IPO Class B-1 and B-2 restricted stock awards. Diluted earnings per share is computed using the more dilutive of (a) the two-class method, or (b) treasury stock method, as applicable, to the potentially dilutive instruments.

In periods in which the Company has a net loss, the two-class method is not applicable because the pre-IPO Class B-1 and B-2 restricted stock awards do not participate in losses.
Our basic and diluted earnings per common share are calculated as follows:

	Three Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	March 31, 2021	March 31, 2020
Earnings (Loss):
Net income (loss)	$11,065	$(1,986)
Less: Net income (loss) attributable to noncontrolling interests	223	(22)
Less: Allocation to participating securities	157	—
Net income (loss) attributable to Sotera Health Company common shareholders	$10,685	$(1,964)
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	278,827	232,400
Dilutive effect of potential common shares	141	—
Weighted-average common shares outstanding - diluted(a)	278,968	232,400
Earnings (loss) per Common Share:
Net income (loss) attributable to Sotera Health Company common shareholders - basic	$0.04	$(0.01)
Net income (loss) attributable to Sotera Health Company common shareholders - diluted	0.04	(0.01)
(a)An additional 2,400,349 and 3,645 equivalent shares related to stock options and RSUs, respectively, issued in connection with the 2020 Omnibus Incentive Plan were excluded from the calculation of diluted weighted average common shares outstanding for the three months ended March 31, 2021 as they were anti-dilutive. For the three months ended March 31, 2020, there were no potentially dilutive common shares outstanding.

Sotera Health Company
Notes to Consolidated Financial Statements
16.Commitments and Contingencies
From time to time, we may be subject to various lawsuits and other claims in the ordinary course of our business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate.
We establish reserves for specific liabilities in connection with regulatory and legal actions that we determine to be both probable and reasonably estimable. No material amounts have been accrued in our consolidated financial statements with respect to any loss contingencies. In certain of the matters described below, we are not able to make a reasonable estimate of any liability because of the uncertainties related to the outcome and/or the amount or range of loss. While it is not possible to determine the ultimate disposition of each of these matters, we do not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material effect on our financial condition or results of operations. Despite the above, the Company may incur material defense and settlement costs, diversion of management resources and other adverse effects on our business, financial condition, or results of operations.
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
Trial commenced in March 2019 and was completed in September 2019. On March 30, 2020, Nordion received a favorable judgment in the amount of $25.0 million USD, plus pre-judgment interest, for a total judgment value of $39.8 million USD, or $56.4 million CAD based on exchange rates approved by the trial court. In addition, costs and disbursements have been assessed and awarded by the trial court in favor of Nordion in the approximate amount of $1.1 million CAD ($0.8 million USD) and $161,863 CAD ($0.1 million USD), respectively. On April 27, 2020, FM Global appealed the judgment. In January 2021, The Insurance Bureau of Canada was granted leave to intervene in the appeal. Hearing before the Court of Appeal was held on April 15, 2021. Pending a favorable judgment in the appellate court, any final proceeds would be subject to post judgment interest, a contingent fee owed to legal counsel and applicable taxes. As the judgment is considered a contingent gain, any favorable outcome will be recognized in a future period when all appeals are exhausted. It is anticipated that the overall appeal process could take a year or more to complete.
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
Plaintiffs filed a Third Amended Master Complaint on October 30, 2020 adding Griffith Foods Group, Inc., Griffith Foods, Inc., Griffith Foods International, Inc. and Griffith Foods Worldwide Inc. as defendants. Defendants’ responses to the Third Amended Master Complaint were filed on or about December 1, 2020, including a motion to dismiss by Griffith Foods Group, Inc., Griffith Foods, Inc., Griffith Foods International, Inc. and Griffith Foods Worldwide, Inc. That motion was granted in part on March 16, 2021 and plaintiffs were granted leave to file a Fourth Amended Master Complaint. The Fourth Amended Master Complaint was filed on April 16, 2021, including claims against Griffith Foods International, Inc. but not the other Griffith entities. All defendants’ responses to the Fourth Amended Master Complaint are due by May 14, 2021.
Written and deposition fact discovery is on-going in the Consolidated Case. Currently, there are no dates set for the close of fact discovery, for expert discovery or for dispositive motion practice. Plaintiffs have not yet made any specific damages claims.
Trials in five of the individual cases now included in the Consolidated Case had previously been scheduled to begin in 2021. Based on the Court's administrative orders related to the impact of COVID-19 on jury trials, however, and subject to the Court's discretion to make changes, we anticipate that the earliest any of the individual cases in the Consolidated Case will be tried will be 2022 and that trials will be scheduled in roughly the order in which the individual cases were filed.
Ethylene Oxide Tort Litigation – Georgia
On May 19, 2020, a lawsuit against Sotera Health LLC, Sterigenics U.S., LLC and other parties was filed in the State Court of Cobb County, Georgia by 53 employees of a contract sterilization customer of Sterigenics. In the operative complaint, Plaintiffs claim personal injuries resulting from alleged exposure to residual EO while working at the customer’s distribution center in Lithia Springs, Georgia, allege they were unaware that they were being exposed to EO in their workplace and seek damages in an amount to be determined by the trier of fact. Defendants filed motions to dismiss and answers to the Complaint on April 30, 2021. All defendants are being defended and indemnified by Sterigenics’ contract sterilization customer (plaintiffs’ employer and a co-defendant in the lawsuit).
In May 2020, the Cobb County, Georgia Board of Tax Assessors reduced certain residential property value assessments around the Sterigenics Atlanta facility by 10% citing an “Epd-identified environmental issue,” without supporting market data. On

Sotera Health Company
Notes to Consolidated Financial Statements
August 14, 2020, Sterigenics U.S., LLC filed a lawsuit against members of the Cobb County Board of Tax Assessors in the U.S. District Court for the Northern District of Georgia, seeking a declaration that the reduction in property value assessments is arbitrary and unlawful and is causing Sterigenics reputational and imminent economic harm. On February 5, 2021 the Court issued an order finding that Sterigenics lacks standing to obtain the relief sought and dismissed the case. Sterigenics has appealed that decision to the 11th Circuit Court of Appeals and anticipates that appellate briefing will be completed before the end of August 2021.
Since August 17, 2020, six lawsuits against Sotera Health LLC, Sterigenics U.S., LLC and other parties have been filed by plaintiffs in the State Court of Cobb County, Georgia and the State Court of Gwinnett County, Georgia in which plaintiffs allege that they suffered personal injuries and loss of consortium resulting from emissions and releases of EO from Sterigenics’ Atlanta facility. Our subsidiaries are also defendants in lawsuits alleging that the Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. Plaintiffs in these cases seek various forms of relief including damages in amounts to be determined by the trier of fact. Sotera Health LLC filed motions to dismiss in each case on personal jurisdiction grounds. That motion was denied in one case pending in the State Court of Gwinnett County and the other motions remain pending. Sterigenics U.S., LLC and Sotera Health LLC filed a motion to dismiss the strict liability claim in each case. That motion was denied in one case pending in the State Court of Gwinnett County and the other motions remain pending.
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
After the Cobb County officials would not allow Sterigenics to resume operations, on March 30, 2020, Sterigenics U.S., LLC filed a lawsuit in the United States District Court for the Northern District of Georgia against Cobb County, Georgia and Cobb County officials Nicholas Dawe and Kevin Gobble. In the lawsuit, Sterigenics sought immediate injunctive relief and permanent declaratory relief to resume normal operations of the Atlanta facility in the interest of public health and on the basis that the positions asserted by Cobb County were unfounded. On April 1, 2020 the Court entered a Temporary Restraining Order prohibiting Cobb County officials from precluding or interfering with the facility’s normal operations. On April 8, 2020, the Court entered a Consent Order extending the Temporary Restraining Order and allowing the facility to continue normal operations until entry of a final judgment in the case. Defendants filed a motion to dismiss the claims. On November 9, 2020, the Court held a hearing and denied the motion to dismiss. The parties are conducting discovery, which is presently scheduled to end on July 23, 2021. A settlement conference is scheduled to be held by September 27, 2021.
Ethylene Oxide Litigation – New Mexico
On December 22, 2020 the New Mexico Attorney General filed a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico (“the Third Judicial District”) against the Company, Sterigenics U.S., LLC and other subsidiaries alleging that emissions of EO from Sterigenics U.S., LLC’s sterilization facility in Santa Teresa, New Mexico constitute a public nuisance and have deteriorated the air quality in Santa Teresa and surrounding communities and materially contributed to increased health risks suffered by residents of those communities. The Complaint asserts claims for public nuisance, negligence, strict liability, violations of New Mexico’s Public Nuisance Statute and Unfair Practices Act and a request for a temporary restraining order and preliminary injunctive relief. On December 28, 2020 Sterigenics U.S., LLC removed the case to the United States District Court for the District of New Mexico. On April 13, 2021 the case was remanded to the Third Judicial District where Plaintiff’s Emergency Motion for Temporary Restraining Order and Preliminary Injunction has been scheduled for a preliminary injunction hearing on May 26, 2021.

Sotera Health Company
Notes to Consolidated Financial Statements
The Emergency Motion does not demand facility closure but seeks an order requiring Defendants to cease any and all uncontrolled emissions or releases of EO from the Santa Teresa facility, including by making certain modifications to sterilization processes at the facility.
*    *    *
We carry insurance for alleged environmental liabilities (including litigation like that pending in Illinois, Georgia and New Mexico described above), with limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook government and EO tort litigation was fully utilized by June 30, 2020.
Additional personal injury, property devaluation or other lawsuits may be filed in the future against us or our subsidiaries relating to Sterigenics’ Willowbrook, Atlanta, Santa Teresa or other EO sterilization facilities. The Company, Sterigenics U.S., LLC and other Company subsidiaries intend to defend themselves vigorously in all such current or future EO litigation.
While an adverse outcome in one or more of the proceedings could have a material adverse effect on our business, financial condition and results of operations, no contingency reserve has been reflected in our consolidated financial statements as a loss is not deemed probable, nor is a loss or range of losses reasonably estimable.
17.Financial Instruments and Financial Risk
Derivative Instruments
We do not use derivatives for trading or speculative purposes and are not a party to leveraged derivatives.
Derivatives Designated in Hedge Relationships
During the third quarter of 2019, we entered into two interest rate swap agreements to hedge our exposure to interest rate movements and to manage interest expense related to our then outstanding variable-rate debt. The notional amount of the interest rate swap agreements totaled $1,000.0 million. These swaps were designated as cash flow hedges and were designed to hedge the variability of cash flows attributable to changes in LIBOR, the benchmark interest rate being hedged. We received interest at one-month LIBOR and paid a fixed interest rate under the terms of the swap agreement. The swap agreements terminated on August 31, 2020.
Derivatives Not Designated in Hedge Relationships
In October 2017, we entered into two interest rate cap agreements with a total notional amount of $400.0 million for a total option premium of $0.6 million; these agreements terminated on September 30, 2020. The interest rate caps limited the Company’s cash flow exposure related to LIBOR under the variable rate Term Loan borrowings to 3.0%.
In June 2020, SHH entered into two interest rate cap agreements with notional amounts of $1,000.0 million and $500.0 million, respectively, for a total option premium of $0.3 million. These instruments were initially scheduled to terminate on August 31, 2021 and February 28, 2022, respectively. The interest rate caps limit our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 1.0%. In February 2021, we amended the two interest rate cap agreements referenced above to reduce the strike rate from 1.0% to 0.5%, and extend the termination date of the $1,000.0 million notional cap to September 30, 2021. Premiums paid to amend the interest rate caps were immaterial. We also entered into two additional interest rate cap agreements in February 2021 with a combined notional amount of $1,000.0 million, for a total option premium of $0.4 million. These instruments are effective September 30, 2021, and will terminate on March 31, 2022. The amended and new interest rate caps limit our cash flow exposure related to LIBOR under a portion of our variable rate borrowings to 0.5%.
The interest rate caps were entered into to manage economic risks associated with our variable rate borrowings, but were not designated in hedge relationships. These instruments are recorded at fair value on the Consolidated Balance Sheets, with any changes in the value being recorded in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Sotera Health Company
Notes to Consolidated Financial Statements
The Company also entered into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries. The foreign currency forward contracts expire on a monthly basis. The fair value of the outstanding foreign currency forward contracts was zero as of March 31, 2021 and December 31, 2020, respectively.
Embedded Derivatives
We have embedded derivatives in certain of our customer and supply contracts as a result of the currency of the contract being different from the functional currency of the parties involved. Changes in the fair value of the embedded derivatives are recognized in “Other income, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table provides a summary of the notional and fair values of our derivative instruments:

	March 31, 2021				December 31, 2020
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Interest rate caps	$2,500.0		$9	$—	$1,500.0	$7	$—
Embedded derivatives	77.7	(a)	403	229	83.3	—	670
Total	$2,577.7		$412	$229	$1,583.3	$7	$670
(a)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
The interest rate caps and embedded derivative assets are included in “Prepaid expenses and other current assets” on our consolidated balance sheets. Embedded derivative liabilities are included in “Accrued liabilities” on the Consolidated Balance Sheets.
The following tables summarize the activities of our derivative instruments for the periods presented, and the line item they are recorded in in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)
Three Months March 31,	2021	2020
Unrealized loss on interest rate caps recorded in interest expense, net	$90	$—
Unrealized (gain) loss on embedded derivatives recorded in other income, net	(853)	4,819
Realized gain on foreign currency forward contracts recorded in foreign exchange (gain) loss	(2,374)	—
In addition, during the three months ended March 31, 2020, we recognized $3.5 million of losses, net of tax, in accumulated other comprehensive income (loss) related to the change in fair value of the interest rate swaps.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of March 31, 2021 and December 31, 2020, accounts receivable was net of an allowance for uncollectible accounts of $0.6 million and $0.7 million, respectively.
Credit risk on financial instruments arises from the potential for counterparties to default on their contractual obligations to us. We are exposed to credit risk in the event of non-performance, but do not anticipate non-performance by any of the counterparties to our financial instruments. We limit our credit risk by dealing with counterparties that are considered to be of

Sotera Health Company
Notes to Consolidated Financial Statements
high credit quality. In the event of non-performance by counterparties, the carrying value of our financial instruments represents the maximum amount of loss that would be incurred.
Fair Value Hierarchy
The fair value of our financial instruments is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation techniques we would use to determine such fair values are described as follows: Level 1—fair values determined by inputs utilizing quoted prices in active markets for identical assets or liabilities; Level 2—fair values based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable; Level 3—fair values determined by unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.
The following table discloses the fair value of our financial assets and liabilities:

As of March 31, 2021		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives not designated as hedging instruments(a)
Interest rate caps	$9	$—	$9	$—
Embedded derivative assets	403	—	403	—
Embedded derivative liabilities	(229)	—	(229)	—
Long-Term Debt(b)
Term loan, due 2026	1,740,071	—	1,760,896	—
Senior notes, due 2026	96,458	—	97,587	—
Other long-term debt	1,051	—	1,051	—
Finance Lease Obligations (with current portion)(c)	34,540	—	34,540	—

As of December 31, 2020		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives not designated as hedging instruments(a)
Interest rate caps	$7	$—	$7	$—
Embedded derivative liabilities	(670)	—	(670)	—
Long-Term Debt(b)
Term loan, due 2026	1,728,018	—	1,772,180	—
Senior notes, due 2026	96,329	—	99,863	—
Other long-term debt	442	—	442	—
Finance Lease Obligations (with current portion)(c)	36,112	—	36,112	—
(a)Derivatives that are not designated as hedging instruments are measured at fair value with gains or losses recognized immediately in the Consolidated Statements of Operations and Comprehensive Income (Loss). Interest rate caps are valued using pricing models that incorporate observable market inputs including interest rate and yield curves. Embedded derivatives are valued using internally developed models that rely on observable market inputs including foreign currency forward curves.
(b)Carrying amounts of long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair value of these instruments is based on information provided by the agent under the Company’s senior secured credit facility. Fair value approximates carrying value for “Other long-term debt.”
(c)Fair value approximates carrying value.

Sotera Health Company
Notes to Consolidated Financial Statements
18.Segment Information
We identify our operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Sterigenics, Nordion and Nelson Labs. We have determined our reportable segments based upon an assessment of organizational structure, service types, and internally prepared financial statements. Our chief operating decision maker evaluates performance and allocates resources based on net revenues and segment income after the elimination of intercompany activities. The accounting policies of our reportable segments are the same as those described in Note 1, “Significant Accounting Policies” of our 2020 Form 10-K.
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
For the three months ended March 31, 2021, three customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 23.7%, 20.0%, and 12.2% of the total segment’s external net revenues for the three months ended March 31, 2021. For the three months ended March 31, 2020, two customers reported within the Nordion segment individually represented 10% or more of the segment's total net revenues. These customers represented 18.7% and 11.6% of the total segment's external net revenues for the three months ended March 31, 2020.

(thousands of U.S. dollars)	Three Months Ended March 31, 2021
	Sterigenics	Nordion	Nelson Labs	Consolidated
Net revenues(a)	$131,151	$25,918	$55,079	$212,148
Segment income(b)	68,461	13,786	23,070	105,317
Capital expenditures	19,514	489	939	20,942

	Three Months Ended March 31, 2020
	Sterigenics	Nordion	Nelson Labs	Consolidated
Net revenues(a)	$117,280	$23,625	$47,295	$188,200
Segment income(b)	61,091	13,022	17,770	91,883
Capital expenditures	10,940	1,234	815	12,989
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $10.5 million and $10.9 million in revenues from sales to our Sterigenics segment for the three months ended March 31, 2021 and 2020, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for both periods.
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

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of segment income to consolidated income (loss) before taxes is as follows:

(thousands of U.S. dollars)
Three Months Ended March 31,	2021	2020
Segment income	$105,317	$91,883
Less adjustments:
Interest expense, net	21,282	56,562
Depreciation and amortization(a)	37,661	36,023
Share-based compensation(b)	3,449	1,725
(Gain) loss on foreign currency and embedded derivatives(c)	(336)	4,267
Acquisition and divestiture related charges, net(d)	(185)	994
Business optimization project expenses(e)	261	1,049
Plant closure expenses(f)	542	771
Loss on extinguishment of debt(g)	14,312	—
Professional services relating to EO sterilization facilities(h)	13,399	4,146
Accretion of asset retirement obligation(i)	551	490
COVID-19 expenses(j)	299	76
Consolidated income (loss) before taxes	$14,082	$(14,220)
(a)Includes depreciation of Co-60 held at gamma irradiation sites.
(b)Represents non-cash share-based compensation expense.
(c)Represents the effects of (i) fluctuations in foreign currency exchange rates, primarily related to remeasurement of intercompany loans denominated in currencies other than subsidiaries’ functional currencies, and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(d)Represents (i) certain direct and incremental costs related to the acquisitions of BioScience in 2021, Iotron in July 2020 and Nelson Labs Fairfield in 2018 (including the first quarter 2021 gain on the mandatorily redeemable noncontrolling interest as described in Note 4, “Acquisitions”), and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, and (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018.
(e)Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of Nelson Labs, the Sotera Health rebranding, operating structure realignment and other process enhancement projects.
(f)Represents professional fees, severance and other payroll costs, and other costs including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility.
(g)Represents expenses incurred in connection with the repricing of our Term Loan in January 2021 including accelerated amortization of prior debt issuance and discount costs.
(h)Represents professional fees related to litigation associated with our EO sterilization facilities and other related professional fees. See Note 16, “Commitments and Contingencies”.
(i)Represents non-cash accretion of asset retirement obligations related to Co-60 and gamma processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities (without regard for whether the decommissioning services would be performed by employees of Nordion, instead of by a third party) and are accreted over the life of the asset.
(j)Represents non-recurring costs associated with the COVID-19 pandemic, including incremental costs to implement workplace health and safety measures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2020 Form 10-K. This discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors we describe in the section entitled Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A, “Risk Factors” in our 2020 Form 10-K.
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
For the three months ended March 31, 2021, we recorded net revenues of $212.1 million, net income of $11.1 million, Adjusted Net Income of $51.5 million and Adjusted EBITDA of $105.3 million. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income (loss), please see “Non-GAAP Financial Measures.”
STRATEGIC DEVELOPMENTS AND KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
The following summarizes strategic developments and key factors that have underpinned our operating results for the three months ended March 31, 2021 and may continue to affect our performance and financial condition in future periods.
•Driving organic growth. During the three months ended March 31, 2021, we continued to make investments to expand capacity and implement EO facility enhancements in our Sterigenics business and expand our cobalt development resources in our Nordion business. In addition, we continue to expand capacity to meet demand for microbiological testing and extractables and leachables testing in our Nelson Labs business.
•Disciplined and strategic M&A activity. We continue to pursue strategic acquisitions to grow our footprint and expand our capabilities. On March 8, 2021, we acquired BioScience Laboratories, LLC (“BioScience”) with one location in Bozeman, Montana for approximately $13.2 million, net of $0.8 million of cash acquired plus the repayment of BioScience's outstanding debt of $1.9 million. BioScience is a provider of outsourced topical antimicrobial product testing in the pharmaceutical, medical device, and consumer products industries. BioScience’s expertise in analytical testing and clinical trial services will complement Nelson Labs’ existing strengths in antimicrobial and virology testing. On February 8, 2021, we entered into binding agreements to purchase the outstanding noncontrolling interests of 15% and 33% of our two China subsidiaries, respectively, for a total purchase price of $8.6 million. The purchase transactions are expected to close in the second quarter of 2021. In addition, on March 11, 2021, we completed the acquisition of the remaining 15% ownership of Nelson Labs Fairfield for $12.4 million. Pursuant to the terms of the transaction, we acquired 85% of the equity interests of Nelson Labs Fairfield in August 2018 and were required to acquire the 15% noncontrolling interest within three years from the date of the acquisition. In July 2020, we acquired Iotron Industries Canada, Inc. (“Iotron”), an E-beam processing services and equipment provider.
•Borrowings and financing costs. A combination of lower outstanding borrowings and reduced pricing on our debt resulted in a reduction in cash interest expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. On January 20, 2021 we amended our Term Loan to reduce the interest rate spread over LIBOR from 4.50% to 2.75%, and the LIBOR floor from 1.00% to 0.50%. The changes resulted in an effective reduction in current interest rates of 2.25%. We expect the amendment to provide additional cash interest savings of approximately $40.0 million per year based on the outstanding principal balance as of the date of the amendment. Interest savings in 2021 will be offset by cash and non-cash charges associated with the repricing amendment. In connection with this transaction, we wrote off approximately $11.3 million in debt issuance costs and debt discounts and incurred approximately $2.9 million in costs directly related to the refinancing transaction. In addition, on March 26, 2021, we amended our Revolving Credit Facility to reduce the interest rate spread over LIBOR applicable to revolving loans from 3.50% to 2.75%.
• Impacts of our IPO. As a newly public company, we continue to incur certain expenses on an ongoing basis that we did not incur as a private company including third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations expenses. These costs are primarily classified as selling, general and administrative (“SG&A”) expenses. We continue to dedicate internal resources, hire additional personnel, and engage outside consultants to assess and document the adequacy of internal controls over financial reporting. In addition, we incurred costs related to a secondary offering of 25 million shares of our common stock offered by selling stockholders, which included certain affiliates of Warburg Pincus LLC and GTCR, LLC as well as certain current and former members of management of the Company.
•Exit activities and litigation costs. In connection with the ongoing litigation related to our Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico facilities, as described in Note 16, “Commitments and Contingencies”, we recorded costs of $13.4 million for the three months ended March 31, 2021 relating to legal and other professional service costs, as well as $0.5 million related to the closure of the Willowbrook, Illinois facility.
•Impact of COVID-19 pandemic. We remain subject to risks and uncertainties as a result of the COVID-19 pandemic. Our business continuity plans remain in effect and we have maintained certain measures to decrease exposure risk and manage our supply chain for critical materials. The extent to which our operations will continue to be impacted by the pandemic will largely depend on future developments, which still remain uncertain and cannot be predicted.
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 as compared to Three Months Ended March 31, 2020
The following table sets forth the components of our results of operations for the three months ended March 31, 2021 and 2020.

(thousands of U.S. dollars)	2021	2020	$ Change	% Change

Total net revenues	$212,148	$188,200	$23,948	12.7%
Total cost of revenues	96,776	91,683	5,093	5.6%
Total operating expenses	69,008	51,652	17,356	33.6%
Operating income	46,364	44,865	1,499	3.3%
Net income (loss)	11,065	(1,986)	13,051	657.2%
Adjusted Net Income(a)	51,506	23,738	27,768	117.0%
Adjusted EBITDA(a)	105,317	91,883	13,434	14.6%
(a)Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For more information regarding our calculation of Adjusted Net Income and Adjusted EBITDA, including information about their limitations as tools for analysis and a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted Net Income and Adjusted EBITDA, please see the reconciliation included below in “Non-GAAP Financial Measures.”

Total Net Revenues
The following table compares our revenues by type for the three months ended March 31, 2021 to the three months ended March 31, 2020.

(thousands of U.S. dollars)
Net revenues for the three months ended March 31,	2021	2020	$ Change	% Change

Service	$188,698	$167,405	$21,293	12.7%
Product	23,450	20,795	2,655	12.8%
Total net revenues	$212,148	$188,200	$23,948	12.7%
Net revenues were $212.1 million in the three months ended March 31, 2021, an increase of $23.9 million, or 12.7%, as compared with the three months ended March 31, 2020. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended March 31, 2021 increased approximately 10.9% compared with the same period in the three months ended March 31, 2020.
Service revenues
Service revenues increased $21.3 million, or 12.7%, to $188.7 million in the three months ended March 31, 2021 as compared to $167.4 million in the three months ended March 31, 2020. The increase in net service revenues reflected a $5.8 million increase due to the July 31, 2020 acquisition of Iotron, coupled with favorable pricing and organic sales volume growth in our Sterigenics segment of $3.8 million and $2.7 million, respectively. Service revenue growth was also attributable to a $4.9 million increase in demand for testing services related to personal protective equipment used to provide protection against COVID-19 and a $1.6 million increase due to favorable pricing of laboratory and testing services in our Nelson Labs segment. The remainder of the increase is primarily due to a favorable impact from foreign exchange rates of $2.4 million.
Product revenues
Product revenues increased $2.7 million, or 12.8%, to $23.5 million in the three months ended March 31, 2021 as compared to $20.8 million in the three months ended March 31, 2020. The increase in product revenues was primarily attributable to a $1.3 million overall net volume increase driven largely by shipments of medical use Co-60 and a favorable impact from foreign exchange rates of $1.0 million.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended March 31, 2021 to the three months ended March 31, 2020.

(thousands of U.S. dollars)
Cost of revenues for the three months ended March 31,	2021	2020	$ Change	% Change

Service	$85,036	$83,069	$1,967	2.4%
Product	11,740	8,614	3,126	36.3%
Total cost of revenues	$96,776	$91,683	$5,093	5.6%
Total cost of revenues accounted for approximately 45.6% and 48.7% of our consolidated net revenues for the three months ended March 31, 2021 and 2020, respectively.
Cost of service revenues
Cost of service revenues increased $2.0 million, or 2.4%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was attributable to the Iotron acquisition and the impact of foreign currency exchange rates on cost of sales within our foreign subsidiaries.
Cost of product revenues
Cost of product revenues increased $3.1 million, or 36.3%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily a result of incremental costs associated with increased sales volumes. The remainder of the increase is primarily due to an unfavorable impact from foreign exchange rates of $0.7 million.

Operating Expenses
The following table compares our operating expenses for the three months ended March 31, 2021 to the three months ended March 31, 2020:

(thousands of U.S. dollars)
Operating expenses for the three months ended March 31,	2021	2020	$ Change	% Change

Selling, general and administrative expenses	$52,465	$37,053	$15,412	41.6%
Amortization of intangible assets	16,543	14,599	1,944	13.3%
Total operating expenses	$69,008	$51,652	$17,356	33.6%
Operating expenses accounted for approximately 32.5% and 27.4% of our consolidated net revenues for the three months ended March 31, 2021 and 2020, respectively.
SG&A
SG&A increased $15.4 million, or 41.6%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was driven primarily by the following:
•A $9.3 million increase in legal and other professional services expense associated with EO litigation;
•$4.0 million in incremental corporate expenses largely attributed to costs associated with being a public company. This includes $1.2 million in professional fees associated with the secondary offering of common shares by the selling stockholders in March 2021.
•An increase in share-based compensation expense of $1.7 million related to our 2020 Omnibus Incentive Plan.
  Amortization of intangible assets
Amortization of intangible assets was $16.5 million for the three months ended March 31, 2021, or 13.3% above the three months ended March 31, 2020. The change was primarily attributable to amortization on newly acquired intangible assets related to the Iotron and BioScience acquisitions.
Interest Expense, Net
Interest expense, net decreased $35.3 million, or 62.4%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was largely due to a lower outstanding debt balance for the first quarter of 2021and lower interest rates subsequent to the January 2021 Term Loan refinancing. The weighted average interest rate on our outstanding debt was 3.45% and 7.11% at March 31, 2021 and 2020, respectively.
Foreign Exchange Loss (Gain)
Foreign exchange loss was $0.6 million for the three months ended March 31, 2021 as compared to a gain of $0.6 million in the three months ended March 31, 2020. The foreign exchange loss (gain) in our Consolidated Statements of Operations and Comprehensive Income (Loss) relates primarily to U.S. dollar denominated intercompany indebtedness with certain of our European and Canadian subsidiaries.
Other (Income) Expense, Net
Other income, net was $3.9 million for the three months ended March 31, 2021 compared to $3.2 million of expense for the three months ended March 31, 2020. The fluctuation was driven by changes in the fair value of the embedded derivatives in Nordion’s contracts. We recorded an unrealized gain on embedded derivatives of $0.9 million for the three months ended March 31, 2021 as compared to an unrealized loss on embedded derivatives of $4.8 million for the three months ended March 31, 2020. In addition, we recorded $1.2 million of other income related to the gain on purchase of the mandatorily redeemable noncontrolling interest of 15% of Nelson Labs Fairfield as compared to the amount previously accrued.
Provision (Benefit) for Income Taxes
Provision for income tax increased $15.3 million, or 124.7%, to a net provision of $3.0 million for the three months ended March 31, 2021 as compared to a $12.2 million benefit in the three months ended March 31, 2020. The change was primarily attributable to pre-tax income in the three months ended March 31, 2021 compared to a pre-tax loss in the three months ended

March 31, 2020. In addition, the increased limitation on interest expense deduction provided by the CARES Act in March 2020 resulted in a $9.1 million discrete tax benefit in the three months ended March 31, 2020 as well as a reversal of a $5.6 million valuation allowance on deferred tax assets related to nondeductible interest expense.
Provision for income taxes for the three months ended March 31, 2021 differed from the statutory rate primarily due to the impact of the foreign rate differential, GILTI, and a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense. This was partially offset by a discrete item, which reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations. Provision for income taxes for the three months ended March 31, 2020 differed from the statutory rate primarily due to the impact of the CARES Act, including the increased limitation on interest expense deduction and valuation allowance reversal, as described above.
Net Income (Loss), Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended March 31, 2021 was $11.1 million, as compared to a net loss of $2.0 million for the three months ended March 31, 2020. Adjusted Net Income was $51.5 million for the three months ended March 31, 2021, as compared to $23.7 million for the three months ended March 31, 2020, due to the factors described above. Adjusted EBITDA was $105.3 million for the three months ended March 31, 2021, as compared to $91.9 million for the three months ended March 31, 2020, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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
We use Adjusted Net Income and Adjusted EBITDA, non-GAAP financial measures, as the principal measures of our operating performance. Management believes Adjusted Net Income and Adjusted EBITDA are useful because they allow management to more effectively evaluate our operating performance and compare the results of our operations from period to period without the impact of certain non-cash items and non-routine items that we do not expect to continue at the same level in the future and other items that are not core to our operations. We believe that these measures are useful to our investors because they provide a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. In addition, we believe Adjusted Net Income and Adjusted EBITDA will assist investors in making comparisons to our historical operating results and analyzing the underlying performance of our operations for the periods presented. Our management also uses Adjusted Net Income and Adjusted EBITDA in their financial analysis and operational decision-making, and Adjusted EBITDA serves as the basis for the metric we utilize to determine attainment of our primary annual incentive program. Adjusted Net Income and Adjusted EBITDA may be calculated differently from, and therefore may not be comparable to, a similarly titled measure used by other companies.
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

•expenses and charges related to the litigation and other activities associated with our EO sterilization facilities in Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico, even though that litigation remains ongoing;
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
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2021	2020
Net income (loss)	$11,065	$(1,986)
Amortization of intangibles	22,282	19,913
Share-based compensation(a)	3,449	1,725
(Gain) loss on foreign currency and embedded derivatives(b)	(336)	4,267
Acquisition and divestiture related charges, net(c)	(185)	994
Business optimization project expenses(d)	261	1,049
Plant closure expenses(e)	542	771
Loss on extinguishment of debt(f)	14,312	—
Professional services relating to EO sterilization facilities(g)	13,399	4,146
Accretion of asset retirement obligations(h)	551	490
COVID-19 expenses(i)	299	76
Income tax provision (benefit) associated with pre-tax adjustments(j)	(14,133)	(7,707)
Adjusted Net Income	51,506	23,738
Interest expense, net	21,282	56,562
Depreciation(k)	15,379	16,110
Income tax provision (benefit) applicable to Adjusted Net Income(l)	17,150	(4,527)
Adjusted EBITDA	$105,317	$91,883
(a)    Represents non-cash share-based compensation expense.
(b)    Represents the effects of (i) fluctuations in foreign currency exchange rates, primarily related to remeasurement of intercompany loans denominated in currencies other than subsidiaries’ functional currencies, and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(c)    Represents (i) certain direct and incremental costs related to the acquisitions of BioScience in 2021, Iotron in July 2020 and Nelson Labs Fairfield in 2018 (including the first quarter 2021 gain on the mandatorily redeemable noncontrolling interest as described in Note 4, “Acquisitions”), and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, and (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018.
(d)    Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of Nelson Labs, the Sotera Health rebranding, operating structure realignment and other process enhancement projects.
(e)    Represents professional fees, severance and other payroll costs, and other costs including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility.
(f)    Represents expenses incurred in connection with the repricing of our Term Loan in January 2021 including accelerated amortization of prior debt issuance and discount costs.
(g)    Represents professional fees related to litigation associated with our EO sterilization facilities and other related professional fees. See Note 16, “Commitments and Contingencies”.

(h)    Represents non-cash accretion of asset retirement obligations related to Co-60 and gamma processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities (without regard for whether the decommissioning services would be performed by employees of Nordion, instead of by a third party) and are accreted over the life of the asset.
(i)    Represents non-recurring costs associated with the COVID-19 pandemic, including incremental costs to implement workplace health and safety measures.
(j)    Represents the tax benefit or provision associated with the reconciling items between net income (loss) and Adjusted Net Income. To determine the aggregate tax effect of the reconciling items, we utilized statutory income tax rates ranging from 0% to 35%, depending upon the applicable jurisdictions of each adjustment.
(k)    Includes depreciation of Co-60 held at gamma irradiation sites.
(l)    Represents the difference between income tax provision or benefit as determined under U.S. GAAP and the income tax provision or benefit associated with pre-tax adjustments described in footnote (j).
SEGMENT RESULTS OF OPERATIONS
We have three reportable segments: Sterigenics, Nordion and Nelson Labs. Our chief operating decision maker evaluates performance and allocates resources within our business based on Segment Income, which excludes certain items which are included in income (loss) before tax as determined in our Consolidated Statements of Operations and Comprehensive Income (Loss). The accounting policies for our reportable segments are the same as those for the consolidated Company.
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
Results for our Nordion segment are also impacted by Co-60 supplier mix, harvest schedules and product and service mix.
Nelson Labs
Our Nelson Labs business provides outsourced microbiological and analytical chemistry testing and advisory services for the medical device and pharmaceutical industries.
For more information regarding our reportable segments please refer to Note 18, “Segment Information” to our consolidated financial statements.

Segment Results for the Three Months Ended March 31, 2021 and 2020
The following tables compare segment net revenue and segment income for the three months ended March 31, 2021 to the three months ended March 31, 2020:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2021	2020	$ Change	% Change

Net Revenues
Sterigenics	$131,151	$117,280	$13,871	11.8%
Nordion	25,918	23,625	2,293	9.7%
Nelson Labs	55,079	47,295	7,784	16.5%
Segment Income
Sterigenics	$68,461	$61,091	$7,370	12.1%
Nordion	13,786	13,022	764	5.9%
Nelson Labs	23,070	17,770	5,300	29.8%
Segment Income margin
Sterigenics	52.2%	52.1%
Nordion	53.2%	55.1%
Nelson Labs	41.9%	37.6%
Net Revenues by Segment
Sterigenics net revenues were $131.2 million for the three months ended March 31, 2021, an increase of $13.9 million, or 11.8%, as compared to the three months ended March 31, 2020. The increase reflects a 5.0% increase in revenues attributable to the Iotron acquisition coupled with a 3.2% favorable impact from pricing and 2.3% growth in organic sales volume.
Nordion net revenues were $25.9 million for the three months ended March 31, 2021, an increase of $2.3 million, or 9.7%, as compared to the three months ended March 31, 2020. The increase reflects a 4.2% impact from the strengthening of the Canadian dollar compared to the U.S. dollar for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, a 3.6% impact from favorable pricing, and a 1.9% impact from higher volumes primarily due to increases in shipments of medical-use Co-60.
Nelson Labs net revenues were $55.1 million for the three months ended March 31, 2021, an increase of $7.8 million, or 16.5%, as compared to the three months ended March 31, 2020. The increase was primarily driven by a 10.3% increase in testing services related to personal protective equipment used to provide protection against COVID-19 and a 3.5% impact from favorable pricing. The remainder of the increase is primarily due to a favorable impact from foreign exchange rates of 1.7%.
Segment Income
Sterigenics segment income was $68.5 million for the three months ended March 31, 2021, an increase of $7.4 million, or 12.1%, as compared to the three months ended March 31, 2020. The increase in segment income was primarily a result of the contributions of the Iotron acquisition coupled with revenue growth stemming from both favorable pricing and volume, as referenced above. This was partially offset by incremental overhead associated with being a public company.
Nordion segment income was $13.8 million for the three months ended March 31, 2021, an increase of $0.8 million, or 5.9%, as compared to the three months ended March 31, 2020. The increase in segment income was primarily due to the favorable impact from foreign exchange rates as well as favorable customer pricing and increases in sales volume, referenced above. This was partially offset by incremental overhead associated with being a public company.
Nelson Labs segment income was $23.1 million for the three months ended March 31, 2021, an increase of $5.3 million, or 29.8%, as compared to the three months ended March 31, 2020, due to the increase in sales volumes, driven largely by testing of personal protective equipment and favorable pricing. This increase was partially offset by incremental overhead associated with being a public company.

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
As of March 31, 2021, we had $108.0 million of cash and cash equivalents. This is an increase of $5.6 million from the balance at December 31, 2020. Our foreign subsidiaries held cash of approximately $101.8 million at March 31, 2021 and $88.8 million at December 31, 2020, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences. Cash balances in the United States decreased in the three months ended March 31, 2021 primarily as a result of the cash outflows for the BioScience acquisition and the purchase of the 15% mandatorily redeemable noncontrolling interest of Nelson Labs Fairfield, coupled with normal quarterly interest payments on our outstanding debt.
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the three months ended March 31, 2021, our capital expenditures amounted to $20.9 million, compared to $13.0 million for the three months ended March 31, 2020.
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, make expected capital expenditures, meet litigation costs and meet foreseeable liquidity requirements, including debt service on our long-term debt, for at least the next twelve months. As of March 31, 2021, there were no outstanding borrowings on the Revolving Credit Facility. We expect to use cash provided by operations in excess of amounts needed for capital expenditures, to fund potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of March 31, 2021, the amended and new interest rate caps limit our cash flow exposure related to LIBOR for approximately 81% of our variable rate borrowings to the facility LIBOR floor of 0.5%. Refer to Note 17, “Financial Instruments and Financial Risk” under the heading “Derivative Instruments” for additional information regarding the interest rate caps used to manage economic risks associated with our variable rate borrowings.
 Cash Flow Information
Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

(thousands of U.S. dollars)	2021	2020

Net Cash Provided by (Used in):
Operating activities	$56,159	$5,690
Investing activities	(46,519)	(12,989)
Financing activities	(3,783)	49,307
Effect of foreign currency exchange rate changes on cash and cash equivalents	(295)	154
Net increase (decrease) in cash and cash equivalents, including restricted cash, during the period	$5,562	$42,162
Operating activities
Cash flows provided by operating activities increased $50.5 million to net cash provided of $56.2 million in the three months ended March 31, 2021 compared to $5.7 million for the three months ended March 31, 2020. Higher cash flows from operating activities in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were driven primarily by a decrease in cash paid for interest of $43.8 million, offset by an increase in cash paid for income taxes of $9.7 million. In addition, a decrease in net operating assets for the three months ended March 31, 2021 resulted in a lower use of cash for operating activities of $7.6 million compared to $19.8 million for the three months ended March 31, 2020.
Investing activities
Cash used by investing activities increased $33.5 million to net cash used of $46.5 million in the three months ended March 31, 2021 compared to $13.0 million for the three months ended March 31, 2020. The change was attributable to the acquisition of

BioScience on March 8, 2021 for a net purchase price of approximately $13.2 million, the acquisition of the mandatorily redeemable noncontrolling interest in Nelson Labs Fairfield for $12.4 million and an increase in cash paid for capital expenditures of $8.0 million.
Financing activities
For the three months ended March 31, 2021, net cash used in financing activities was $3.8 million compared to net cash provided of $49.3 million for the three months ended March 31, 2020. The primary use of cash from financing activities was the payment of $3.4 million of debt issuance costs in connection with our refinancing of the Senior Secured Credit Facilities as described in “Debt Facilities” below. Cash provided by financing activities for the three months ended March 31, 2020 was primarily attributable to a $50.0 million borrowing on our Revolving Credit Facility, which was subsequently repaid in the second quarter of 2020.
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Term Loan matures on December 13, 2026, and the Revolving Credit Facility's original maturity date was December 13, 2024. On December 17, 2020, we increased the capacity of our Revolving Credit Facility from $190.0 million to $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of March 31, 2021 and December 31, 2020, total borrowings under the Term Loan were $1,763.1 million and $1,763.1 million, respectively, and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the three months ended March 31, 2021 and March 31, 2020 was 3.73% and 6.18%, respectively.
On January 20, 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over the London Interbank Offered Rate (“LIBOR”) on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The changes result in an effective reduction in current interest rates of 2.25%. As a result of the repricing, we expect cash interest savings of approximately $40.0 million per year based on the outstanding principal balance as of March 31, 2021. In connection with this amendment, we wrote off $11.3 million of unamortized debt issuance and discount costs and incurred an additional $2.9 million of expense related to debt issuance costs attributable to the refinancing. These costs were recorded to “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
As of March 31, 2021 and December 31, 2020, capitalized debt issuance costs totaled $3.1 million and $3.4 million, respectively, and debt discounts totaled $20.0 million and $31.6 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our consolidated balance sheets and amortized as a component of interest expense over the term of the debt agreement.
On March 26, 2021, we amended the Revolving Credit Facility, to (i) decrease the Applicable Rate (as defined in the Credit Agreement) related to any Revolving Loans (as defined in the Credit Agreement) from a rate per annum that ranged from an alternative base rate (“ABR”) plus 2.50% to ABR plus 3.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio to ABR plus 1.75%; and in the case of Eurodollar Loans (as defined in the Credit Agreement) from a rate per annum which ranged from the Adjusted LIBOR plus 3.50% to the Adjusted LIBOR plus 4.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio (as defined in the Credit Agreement), to the Adjusted LIBOR (as defined in the Credit Agreement) plus 2.75% and (ii) extend the maturity date of the Revolving Facility from December 13, 2024 to June 13, 2026. The other material terms of the Credit Agreement are unchanged and the amendment does not change the capacity of our Revolving Credit Facility, which is $347.5 million. No unamortized debt issuance costs associated with the Revolving Credit Facility were written off and direct fees and costs incurred in connection with the amendment were immaterial.
As of March 31, 2021 and December 31, 2020, there were no borrowings on the Revolving Credit Facility. SHH borrowed $50.0 million on the Revolving Credit Facility during the first quarter of 2020 which was repaid in the second quarter of 2020. The interest rate on the borrowings under the Revolving Credit Facility during 2020 averaged approximately 5.0%.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of March 31, 2021, the Company had $65.8 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $281.7 million.
First Lien Notes
On July 31, 2020, SHH issued $100.0 million aggregate principal amount of senior secured first lien notes due 2026 (the “First Lien Notes”), which mature on December 13, 2026. The First Lien Notes bear interest at a rate equal to LIBOR subject to a 1.00% floor plus 6.00% per annum. Interest is payable on a quarterly basis with no principal due until maturity. The weighted average interest rate on the First Lien Notes for the three months ended March 31, 2021 was 7.00%.
SHH is entitled to redeem all or a portion of the First Lien Notes, at any time and from time to time, subject to certain premiums depending on the date of redemption; any time on or prior to July 31, 2021, a customary make-whole premium applies and, thereafter, specified premiums that decline to zero apply (in each case as described in the indenture governing the First Lien Notes).
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
At March 31, 2021 and December 31, 2020, capitalized debt issuance costs were $0.8 million and $0.9 million, respectively, and debt discounts were $2.7 million and $2.8 million, respectively, related to the First Lien Notes, which are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized into interest expense over the term of the debt agreement.
2020 Debt Repayments
On November 24, 2020, we closed our initial public offering (the "IPO”), in which we sold 53,590,000 shares of our common stock at a price of $23.00 per share, which included the full exercise by the underwriters of their option to purchase up to an additional 6,990,000 shares of common stock. We raised approximately $1.2 billion in net proceeds after deducting underwriters’ discounts and commissions. We used the net proceeds received by us from the IPO to (i) redeem $770.0 million in aggregate principal amount of the Second Lien Senior Secured Notes with an original maturity date of December 13, 2027 (the "Second Lien Notes”), plus accrued and unpaid interest thereon and $15.4 million of redemption premium, (ii) repurchase 1,568,445 shares of our common stock from certain of our executive officers at a purchase price per share equal to the IPO price per share of our common stock less an amount equal to the underwriting discounts and commissions payable thereon and (iii) repay $341.0 million of the outstanding indebtedness under the Term Loan, plus accrued and unpaid interest thereon. In connection with the debt repayments, we wrote off $28.9 million of debt issuance and discount costs and recognized $15.4 million in premiums paid for the early extinguishment of the Second Lien Notes. We recognized these costs within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss) in the fourth quarter of 2020.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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

A comprehensive discussion of the Company’s critical accounting policies and management estimates made in connection with the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in critical accounting policies, management estimates or accounting policies since the year ended December 31, 2020.
NEW ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements applicable to our business, see Note 2, “Recent Accounting Standards”.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2020 Form 10-K. These market risks have not materially changed for the three months ended March 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
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
Legal Proceedings Described in Note 16 of Our Consolidated Financial Statements
Note 16, “Commitments and Contingencies” to our consolidated financial statements for the three months ended March 31, 2021 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 16 for information regarding the following legal proceedings, which information is incorporated into this item by reference:
•FM Global Business Interruption Claim (NRU Outage)
•Willowbrook, Illinois – Government Litigation
•Ethylene Oxide Tort Litigation – Illinois
•Ethylene Oxide Tort Litigation – Georgia
•Suspension of Georgia Facility Operations & Related Litigation; and
•Ethylene Oxide Litigation – New Mexico
Legal Proceedings That Are Not Described in Note 16 to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 16 to our consolidated financial statements for the three months ended March 31, 2021 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matter also constitutes a material pending legal proceeding, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Zoetermeer, Holland Criminal Proceedings and Criminal Financial Investigation
In early 2010, the Dutch Public Prosecution Service started criminal proceedings against DEROSS Holding B.V. (“DEROSS B.V.”), formerly known as Sterigenics Holland B.V., in relation to certain EO emissions and alleged environmental permit violations in the period from 2004 to 2009 at its Zoetermeer processing facility. On the basis of the final indictment issued in April 2017, assuming a rarely applied increasing mechanism is not applied in this case, fines in the amount of €0.8 million (US$0.9 million) may be imposed.
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

In 2011, former shareholders established an escrow account to satisfy indemnity claims for losses resulting from governmental claims related to this matter, including those relating to environmental law violations, financial advantage claims, as well as criminal and civil fines and penalties. The balance of the special escrow at March 31, 2021, was approximately US$2.1 million and the cash collateral held by ABN Amro to provide security for the claims against us was approximately €2.4 million (US$2.8 million) as of March 31, 2021. These amounts are available to satisfy claims relating to the ongoing matter through its anticipated resolution. At this time, we expect that the appeal of this matter will likely take several years to resolve, barring unforeseen delays. However, we believe the indemnification receivable continues to be recoverable and plan to ensure escrow funds remain in place to cover outcomes of an appeal.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in our 2020 Form 10-K. Refer to Part I, Item 1A of our 2020 Form 10-K for a detailed discussion of risk factors affecting us.

Item 6. Exhibits.
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No	Description of Exhibits	Form	File No.	Exhibit	Filing Date	Furnished/Filed Herewith

10.1	Refinancing Amendment to the First Lien Credit Agreement, dated as of January 20, 2021, among Sotera Health Company, Sotera Health Holdings, LLC, the Refinancing Lenders Party thereto, the Revolving Lenders party to the First Lien Credit Agreement and Jefferies Finance LLC, as First Lien Administrative Agent and First Lien Collateral Agent	10-K	001-39729	10.28	2021-03-09
10.2
Revolving Facilities Amendment to the First Lien Credit Agreement, dated as of March 26, 2021, among Sotera Health Company, Sotera Health Holdings, LLC, the Refinancing Lenders Party thereto, the Revolving Lenders party to the First Lien Credit Agreement and Jefferies Finance LLC, as First Lien Administrative Agent and First Lien Collateral Agent
*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed Herewith
**    Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOTERA HEALTH COMPANY

By:	/s/ Scott J. Leffler
Name:	Scott J. Leffler
Title:	Chief Financial Officer and Treasurer
(Principal Financial Officer)
Date: May 13, 2021