Form 10-Q
period 2021-06-30
Sotera Health Co
filed 2021-08-12
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number   001-39729
SOTERA HEALTH COMPANY
(Exact name of registrant as specified in its charter)

Delaware	47-3531161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9100 South Hills Blvd, Suite 300
Broadview Heights, Ohio	44147
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(440)	262-1410
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SHC	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of August 5, 2021, there were 282,916,909 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands)

	As of
	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$156,217	$102,447
Restricted cash short-term	7	7
Accounts receivable, net of allowance for uncollectible accounts of $730 and $708, respectively	118,405	91,735
Inventories, net	35,721	34,093
Prepaid expenses and other current assets	67,942	64,964
Income taxes receivable	22,813	21,769
Total current assets	401,105	315,015
Property, plant, and equipment, net	623,513	609,814
Operating lease assets	45,147	45,963
Deferred income taxes	8,194	8,424
Investment in unconsolidated affiliate	9,373	13,457
Other assets	8,834	9,304
Other intangible assets, net	640,787	643,366
Goodwill	1,114,176	1,115,936
Total assets	$2,851,129	$2,761,279
Liabilities and equity
Current liabilities:
Accounts payable	$63,147	$52,400
Accrued liabilities	57,165	60,518
Deferred revenue	5,539	6,056
Current portion of finance lease obligations	1,103	1,173
Current portion of operating lease obligations	10,106	9,383
Current portion of asset retirement obligations	660	620
Income taxes payable	11,072	10,448
Total current liabilities	148,792	140,598
Long-term debt	1,838,133	1,824,789
Finance lease obligations, less current portion	33,446	34,939
Operating lease obligations, less current portion	37,354	38,941
Noncurrent asset retirement obligations	46,408	45,013
Deferred lease income	21,550	21,255
Post-retirement obligations	45,638	48,223
Mandatorily redeemable noncontrolling interest	—	13,625
Noncurrent liabilities	18,905	17,506
Deferred income taxes	137,632	121,816
Total liabilities	2,327,858	2,306,705
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at June 30, 2021 and 285,990 at December 31, 2020	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 authorized; no shares issued at June 30, 2021 and December 31, 2020, respectively	—	—
Treasury stock, at cost (3,120 and 2,742 shares at June 30, 2021 and December 31, 2020, respectively)	(34,000)	(34,000)
Additional paid-in capital	1,167,566	1,166,412
Retained deficit	(535,687)	(589,128)
Accumulated other comprehensive loss	(77,468)	(93,842)
Total equity attributable to Sotera Health Company	523,271	452,302
Noncontrolling interests	—	2,272
Total equity	523,271	454,574
Total liabilities and equity	$2,851,129	$2,761,279
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Service	$208,710	$174,444	$397,408	$341,849
Product	43,207	38,641	66,657	59,436
Total net revenues	251,917	213,085	464,065	401,285
Cost of revenues:
Service	91,391	80,620	176,427	163,689
Product	16,765	13,498	28,505	22,112
Total cost of revenues	108,156	94,118	204,932	185,801
Gross profit	143,761	118,967	259,133	215,484
Operating expenses:
Selling, general and administrative expenses	49,828	42,684	102,293	79,737
Amortization of intangible assets	15,661	14,541	32,204	29,140
Total operating expenses	65,489	57,225	134,497	108,877
Operating income	78,272	61,742	124,636	106,607
Interest expense, net	19,163	55,250	40,445	111,812
Loss on extinguishment of debt	—	—	14,312	—
Foreign exchange loss (gain)	76	(172)	654	(799)
Other income, net	(2,764)	(4,358)	(6,654)	(1,208)
Income (loss) before income taxes	61,797	11,022	75,879	(3,198)
Provision (benefit) for income taxes	19,182	3,770	22,199	(8,464)
Net income	42,615	7,252	53,680	5,266
Less: Net income attributable to noncontrolling interests	16	235	239	213
Net income attributable to Sotera Health Company	42,599	7,017	53,441	5,053
Other comprehensive (loss) income net of tax:
Pension and post-retirement benefits (net of taxes of $(142), $(326), $(226), and $418, respectively)	(421)	(967)	(670)	1,240
Interest rate swaps (net of taxes of $0, $520, $0 and $(724), respectively)	—	1,465	—	(2,014)
Foreign currency translation	20,425	24,440	17,339	(48,527)
Comprehensive income (loss)	62,619	32,190	70,349	(44,035)
Less: comprehensive income attributable to noncontrolling interests	326	234	534	212
Comprehensive income (loss) attributable to Sotera Health Company	$62,293	$31,956	$69,815	$(44,247)
Earnings per share:
Basic	$0.15	$0.03	$0.19	$0.02
Diluted	0.15	0.03	0.19	0.02
Weighted average number of shares outstanding:
Basic	279,078	232,400	278,953	232,400
Diluted	279,214	232,400	279,078	232,400
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$53,680	$5,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,062	31,433
Amortization of intangible assets	44,060	39,624
Loss on extinguishment of debt	14,312	—
Deferred income taxes	3,504	(8,237)
Share-based compensation expense	6,942	3,118
Accretion of asset retirement obligations	1,153	974
Unrealized foreign exchange losses / (gains)	1,097	(4,864)
Unrealized (gain) / loss on embedded derivative instruments	(1,614)	2,043
Amortization of debt issuance costs	3,245	5,830
Other	(4,241)	(3,704)
Changes in operating assets and liabilities:
Accounts receivable	(25,754)	(4,809)
Inventories	(770)	5,359
Other current assets	983	(957)
Accounts payable	15,080	(8,951)
Accrued liabilities	(4,375)	(7,246)
Income taxes payable / receivable	(3,998)	(3,943)
Other liabilities	(95)	164
Other long-term assets	(15)	1,587
Net cash provided by operating activities	134,256	52,687
Investing activities:
Purchases of property, plant and equipment	(44,789)	(23,438)
Purchase of mandatorily redeemable noncontrolling interest in Nelson Laboratories Fairfield, Inc.	(12,425)	—
Purchase of BioScience Laboratories, LLC, net of cash acquired	(13,760)	—
Net cash used in investing activities	(70,974)	(23,438)
Financing activities:
Proceeds from revolving credit facility	—	50,000
Purchase of noncontrolling interests in China subsidiaries	(7,720)	—
Payments of debt issuance costs	(3,661)	(142)
Payments on long-term borrowings	—	(55,725)
Other	(709)	(651)
Net cash used in financing activities	(12,090)	(6,518)
Effect of exchange rate changes on cash and cash equivalents	2,578	601
Net increase in cash and cash equivalents, including restricted cash	53,770	23,332
Cash and cash equivalents, including restricted cash, at beginning of period	102,454	63,025
Cash and cash equivalents, including restricted cash, at end of period	$156,224	$86,357
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$36,615	$112,725
Cash paid during the period for income taxes, net of tax refunds received	22,785	3,332
Equipment purchases included in accounts payable	9,670	7,141
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2021
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Treasury Stock
Balance at March 31, 2021	282,900	$2,860	$(34,000)	$1,169,852	$(578,286)	$(97,162)	$2,480	$465,744
Acquisition of noncontrolling interests	—	—	—	(5,772)	—	—	(2,806)	(8,578)
Issuance of shares	47	—	—	1,080	—	—	—	1,080
Share-based compensation plans	(30)	—	—	2,406	—	—	—	2,406
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(421)	—	(421)
Foreign currency translation	—	—	—	—	—	20,115	310	20,425
Net income	—	—	—	—	42,599	—	16	42,615
Balance at June 30, 2021	282,917	$2,860	$(34,000)	$1,167,566	$(535,687)	$(77,468)	$—	$523,271

	Six Months Ended June 30, 2021
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2020	283,248	$2,860	$(34,000)	$1,166,412	$(589,128)	$(93,842)	$2,272	$454,574
Acquisition of noncontrolling interests	—	—	—	(5,772)	—	—	(2,806)	(8,578)
Issuance of shares	47	—	—	1,080	—	—	—	1,080
Share-based compensation plans	(378)	—	—	5,846	—	—	—	5,846
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(670)	—	(670)
Foreign currency translation	—	—	—	—	—	17,044	295	17,339
Net income	—	—	—	—	53,441	—	239	53,680
Balance at June 30, 2021	282,917	$2,860	$(34,000)	$1,167,566	$(535,687)	$(77,468)	$—	$523,271
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity (Deficit) (continued)
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount
Balance at March 31, 2020	232,400	$2,324	$1,725	$(552,475)	$(168,626)	$1,420	$(715,632)
Share-based compensation plans	—	—	1,393	—	—	—	1,393
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	(967)	—	(967)
Foreign currency translation	—	—	—	—	24,440	—	24,440
Interest rate swaps	—	—	—	—	1,465	—	1,465
Net income	—	—	—	7,017	—	234	7,251
Balance at June 30, 2020	232,400	$2,324	$3,118	$(545,458)	$(143,688)	$1,654	$(682,050)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	232,400	$2,324	$—	$(550,511)	$(94,387)	$1,442	$(641,132)
Share-based compensation plans	—	—	3,118	—	—	—	3,118
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	1,240	—	1,240
Foreign currency translation	—	—	—	—	(48,527)	—	(48,527)
Interest rate swaps	—	—	—	—	(2,014)	—	(2,014)
Net income	—	—	—	5,053	—	212	5,265
Balance at June 30, 2020	232,400	$2,324	$3,118	$(545,458)	$(143,688)	$1,654	$(682,050)
See notes to consolidated financial statements.

Sotera Health Company
Notes to Consolidated Financial Statements

1.Basis of Presentation
Principles of Consolidation – Sotera Health Company (also referred to herein as the “Company,” “we,” “our,” “us” or “its”), is a leading global provider of mission-critical end-to-end sterilization solutions, lab testing and advisory services for the healthcare industry with operations primarily in the Americas, Europe and Asia.
We operate and report in three segments, Sterigenics, Nordion and Nelson Labs. We describe our reportable segments in Note 18, “Segment Information”. All significant intercompany balances and transactions have been eliminated in consolidation.
Noncontrolling interests represent the noncontrolling stockholders’ proportionate share of the total equity in the Company’s consolidated subsidiaries. We consolidate the results of operations of these subsidiaries with our results of operations. In the second quarter of 2021, we purchased the outstanding noncontrolling interests of 15% and 33% of our two China subsidiaries. Refer to Note 4, “Acquisitions” for additional details. We reflect the noncontrolling interests in our two China subsidiaries for all periods presented prior to this purchase transaction on our Consolidated Statements of Operations and Comprehensive Income (Loss) as “Net income attributable to noncontrolling interests.”
On March 11, 2021, we purchased the 15% noncontrolling interest that remained from the August 2018 acquisition of Nelson Laboratories Fairfield, Inc. (“Nelson Labs Fairfield”). As the purchase of this noncontrolling interest was mandatorily redeemable, no earnings were allocated to this noncontrolling interest. See Note 4, “Acquisitions” for additional details.
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
Use of Estimates – In preparing our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), we make estimates and assumptions that affect the amounts reported and the accompanying notes. We regularly evaluate the estimates and assumptions used and revise them as new information becomes available. Actual results may vary from those estimates.
Interim Financial Statements – The accompanying consolidated financial statements include the assets, liabilities, operating results, and cash flows of the Company and its wholly owned subsidiaries. These financial statements are prepared in accordance with U.S. GAAP for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes on Form 10-K for the year ended December 31, 2020.
2.Recent Accounting Standards
ASUs Issued But Not Yet Adopted
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
In June 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes and makes a number of changes meant to add or clarify guidance on accounting for income taxes. This update is effective for annual financial statement periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted in any interim period for which financial statements have not yet been filed. We are currently assessing the effect that ASU 2019-12 will have on our financial position, results of operations, and disclosures.
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three and six months ended June 30, 2021 and 2020:

(thousands of U.S. dollars)	Three Months Ended June 30, 2021
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$145,182	$47,753	$—	$192,935
Over time	—	1,372	57,610	58,982
Total	$145,182	$49,125	$57,610	$251,917

(thousands of U.S. dollars)	Three Months Ended June 30, 2020
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$120,372	$42,141	$—	$162,513
Over time	—	—	50,572	50,572
Total	$120,372	$42,141	$50,572	$213,085

(thousands of U.S. dollars)	Six Months Ended June 30, 2021
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$276,333	$73,671	$—	$350,004
Over time	—	1,372	112,689	114,061
Total	$276,333	$75,043	$112,689	$464,065

(thousands of U.S. dollars)	Six Months Ended June 30, 2020
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$237,652	$65,766	$—	$303,418
Over time	—	—	97,867	97,867
Total	$237,652	$65,766	$97,867	$401,285
Contract Balances
As of June 30, 2021, and December 31, 2020, contract assets included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets totaled approximately $14.0 million and $12.7 million, respectively, resulting from revenue recognized over time in excess of the amount billed to the customer.

Sotera Health Company
Notes to Consolidated Financial Statements
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $5.5 million and $6.1 million at June 30, 2021 and December 31, 2020, respectively. We recognize deferred revenue after all revenue recognition criteria are met.
4.Acquisitions
Acquisition of Noncontrolling Interests in China Subsidiaries
On May 18, 2021, the Company acquired the remaining 15% and 33% noncontrolling interests associated with our two subsidiaries located in China. As a result, both entities are now 100% owned by the Company. The purchase price of the remaining equity interests was approximately $8.6 million, net of the cancellation of an $0.8 million demand note. The Company paid 90% of the cash consideration on the acquisition date with the remaining 10% to be settled post-closing pursuant to the terms of the equity transfer agreements. As a result of the transactions, we continue to consolidate both of these subsidiaries, however, as of May 18, 2021, we no longer record noncontrolling interests in the consolidated financial statements as these subsidiaries are fully owned by the Company. The purchases were accounted for as equity transactions. As a result of these transactions, noncontrolling interests were reduced by $2.8 million reflecting the carrying value of the interest with $5.8 million of the difference charged to additional paid-in capital as of June 30, 2021.

Acquisition of BioScience Laboratories, LLC
On March 8, 2021, we acquired BioScience Laboratories, LLC (“BioScience”) for approximately $13.8 million, net of $0.2 million of cash acquired plus the contemporaneous repayment of BioScience's outstanding debt of $1.9 million. BioScience is a provider of outsourced topical antimicrobial product testing in the pharmaceutical, medical device, and consumer products industries with one location in Bozeman, Montana.
The purchase price of BioScience was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. Changes to the allocation of the purchase price may occur as these measurements are completed. Approximately $8.4 million of goodwill was recorded related to the BioScience acquisition, representing the excess of the purchase price over preliminary estimated fair values of all the assets acquired and liabilities assumed. The Company funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to the Company's consolidated financial statements.
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
Acquisition of Iotron Industries Canada, Inc.
On July 31, 2020, we acquired Iotron for approximately $105.2 million. Iotron was an independent contact sterilizer with two North American locations in Vancouver, Canada, and Columbia City, Indiana. Each location uses proprietary high energy electron beam technology to process products for orthopedic, medical device, plastics, and agricultural businesses. The acquisition was financed by the issuance of $100.0 million of First Lien Notes due 2026. Refer to Note 9, “Long-Term Debt” for additional details.
As part of this acquisition, we also acquired Iotron’s 60% equity ownership interest in a joint venture to construct an E-beam facility in Alberta, Canada. The joint venture is accounted for using the equity method.

Sotera Health Company
Notes to Consolidated Financial Statements
The estimated fair value of the underlying acquired assets and assumed liabilities of the Iotron acquisition and the measurement period adjustments recognized during the six months ended June 30, 2021, were as follows:

(thousands of U.S. dollars)
Allocation of purchase price to the fair value of net assets acquired (net of cash acquired):	Amount recognized as of December 31, 2020	Measurement Period Adjustments	Amount recognized as of June 30, 2021
Goodwill	$69,046	$(17,142)	$51,904
Intangibles	16,427	26,273	42,700
Property, plant, and equipment	13,812	4,346	18,158
Working capital, net	1,115	2	1,117
Investment in unconsolidated affiliate	12,881	(4,181)	8,700
Assumed long-term liabilities	(2,248)	—	(2,248)
Other assets/liabilities, net	(5,846)	(9,298)	(15,144)
Total purchase price	$105,187	$—	$105,187
Approximately $51.9 million of goodwill was recorded related to the Iotron acquisition, representing the excess of the purchase price over the estimated fair values of all the assets acquired and liabilities assumed. The fair value allocated to goodwill and tangible and intangible assets are deductible for tax purposes. The qualitative elements of goodwill primarily represent the expanded future growth opportunities for the combined company and the addition of Iotron’s highly skilled workforce. The Company recorded $39.1 million and $3.6 million for intangible assets as part of the acquisition related to customer relationships and employee non-compete agreements, respectively. The estimated useful lives of the identifiable finite-lived intangible assets range from 5 to 15 years.
Iotron’s results of operations are included in our consolidated financial statements from the date of the transaction within the Sterigenics segment. The unaudited pro forma consolidated results for the three and six months ended June 30, 2020, are reflected in the pro forma table below had the transaction occurred on January 1, 2020. The following unaudited supplemental pro forma financial information is based on our historical consolidated financial statements and Iotron’s historical consolidated financial statements, as adjusted for amortization of acquired intangible assets, an increase in interest expense resulting from interest on the First Lien Notes to finance the acquisition, and to reflect the change in the estimated income tax rate for federal and state purposes.

(thousands of U.S. dollars)
Three Months Ended June 30,	2020
Net revenues	$219,576
Net income	8,452

(thousands of U.S. dollars)
Six Months Ended June 30,	2020
Net revenues	$413,978
Net income	7,162
In connection with the Iotron acquisition, we incurred approximately $1.4 million and $2.4 million in transaction costs for the three and six months ended June 30, 2020, respectively, which were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Sotera Health Company
Notes to Consolidated Financial Statements
5.Inventories
Inventories consisted primarily of the following:

(thousands of U.S. dollars)
	June 30, 2021	December 31, 2020
Raw materials and supplies	$28,465	$29,114
Work-in-process	1,219	846
Finished goods	6,163	4,256
	35,847	34,216
Reserve for excess and obsolete inventory	(126)	(123)
Inventories, net	$35,721	$34,093
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted primarily of the following:

(thousands of U.S. dollars)
	June 30, 2021	December 31, 2020
Prepaid taxes	$26,528	$22,883
Prepaid business insurance	4,763	10,403
Prepaid rent	1,238	1,170
Customer contract assets	14,002	12,670
Insurance and indemnification receivables	3,838	2,751
Current deposits	834	673
Prepaid maintenance contracts	371	404
Value added tax receivable	1,898	2,094
Prepaid software licensing	1,702	1,181
Stock supplies	3,167	2,715
Embedded derivatives	1,318	—
Other	8,283	8,020
Prepaid expenses and other current assets	$67,942	$64,964
7.Goodwill and Other Intangible Assets
Changes to goodwill during the six months ended June 30, 2021 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2020	$683,481	$287,932	$144,523	$1,115,936
BioScience acquisition	—	—	8,435	8,435
Iotron acquisition measurement period adjustments	(17,142)	—	—	(17,142)
Changes due to foreign currency exchange rates	154	7,984	(1,191)	6,947
Goodwill at June 30, 2021	$666,493	$295,916	$151,767	$1,114,176

Sotera Health Company
Notes to Consolidated Financial Statements
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of June 30, 2021
Finite-lived intangible assets
Customer relationships	$665,130	$338,633
Proprietary technology	90,342	41,779
Trade names	163	120
Land-use rights	9,599	1,444
Sealed source and supply agreements	247,513	104,034
Other	5,716	1,803
Total finite-lived intangible assets	1,018,463	487,813

Indefinite-lived intangible assets
Regulatory licenses and other(a)	84,116	—
Trade names / trademarks	26,021	—
Total indefinite-lived intangible assets	110,137	—
Total	$1,128,600	$487,813

As of December 31, 2020	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$634,454	$309,428
Proprietary technology	90,964	38,075
Trade names	156	105
Land-use rights	9,489	1,311
Sealed source and supply agreements	240,791	92,953
Other	1,937	519
Total finite-lived intangible assets	977,791	442,391

Indefinite-lived intangible assets
Regulatory licenses and other(a)	81,832	—
Trade names / trademarks	26,134	—
Total indefinite-lived intangible assets	107,966	—
Total	$1,085,757	$442,391
(a)Includes certain transportation certifications, a class 1B nuclear license and other intangibles related to obtaining such licensure. These assets are considered indefinite-lived as the decision for renewal by the Canadian Nuclear Safety Commission is highly based on a licensee’s previous assessments, reported incidents, and annual compliance and inspection results. New applications for license can take a significant amount of time and cost; whereas an existing licensee with a historical record of compliance and current operating conditions more than likely ensures renewal for another 10 years license period as Nordion has demonstrated over its 75 years of history.
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for other intangible assets was $21.8 million ($6.1 million is included in “Cost of revenues” and $15.7 million in “Selling, general and administrative expenses”) and $44.1 million ($11.9 million is included in “Cost of revenues” and $32.2 million in “Selling, general and administrative expenses”) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021, respectively.

Sotera Health Company
Notes to Consolidated Financial Statements
Amortization expense for other intangible assets was $19.7 million ($5.2 million is included in “Cost of revenues” and $14.5 million in “Selling, general and administrative expenses”) and $39.6 million ($10.5 million is included in “Cost of revenues” and $29.1 million in “Selling, general and administrative expenses”) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020, respectively.
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2021	$44,505
2022	81,140
2023	81,133
2024	80,354
2025	42,304
Thereafter	201,214
Total	$530,650
The weighted-average remaining useful life of the finite-lived intangible assets was approximately 10 years as of June 30, 2021.
8.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	June 30, 2021	December 31, 2020
Accrued employee compensation	$26,362	$34,760
Legal reserves	2,751	2,751
Accrued interest expense	711	186
Embedded derivatives	391	670
Professional fees	11,928	12,686
Accrued utilities	2,240	1,864
Insurance accrual	1,908	1,255
Accrued taxes	3,354	2,599
Other	7,520	3,747
Accrued liabilities	$57,165	$60,518
9.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
	June 30, 2021	December 31, 2020
Term loan, due 2026	$1,763,100	$1,763,100
Senior notes, due 2026	100,000	100,000
Other long-term debt	450	450
Total long-term debt	1,863,550	1,863,550
Less unamortized debt issuance costs and debt discounts	(25,417)	(38,761)
Total long-term debt, less debt issuance costs and debt discounts	$1,838,133	$1,824,789

Sotera Health Company
Notes to Consolidated Financial Statements
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Term Loan matures on December 13, 2026, and the Revolving Credit Facility's original maturity date was December 13, 2024. On December 17, 2020, we increased the capacity of our Revolving Credit Facility from $190.0 million to $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of June 30, 2021 and December 31, 2020, total borrowings under the Term Loan were $1,763.1 million and $1,763.1 million, respectively, and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the three months ended June 30, 2021 and June 30, 2020 was 3.25% and 5.50%, respectively, and 3.64% and 5.84% for the six months ended June 30, 2021 and June 30, 2020, respectively.
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
As of June 30, 2021 and December 31, 2020, capitalized debt issuance costs totaled $2.9 million and $3.4 million, respectively, and debt discounts totaled $19.1 million and $31.6 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized as a component of interest expense over the term of the debt agreement.
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
As of June 30, 2021 and December 31, 2020, there were no borrowings on the Revolving Credit Facility. SHH borrowed $50.0 million on the Revolving Credit Facility during the first quarter of 2020 which was repaid in the second quarter of 2020. The interest rate on the borrowings under the Revolving Credit Facility during 2020 averaged approximately 5.0%.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of June 30, 2021, the Company had $69.0 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $278.5 million.

Sotera Health Company
Notes to Consolidated Financial Statements
First Lien Notes
On July 31, 2020, SHH issued $100.0 million aggregate principal amount of senior secured first lien notes due 2026 (the “First Lien Notes”), which mature on December 13, 2026. The First Lien Notes bear interest at a rate equal to LIBOR subject to a 1.00% floor plus 6.00% per annum. Interest is payable on a quarterly basis with no principal due until maturity. The weighted average interest rate on the First Lien Notes for the three and six months ended June 30, 2021 was 7.00%.
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
At June 30, 2021 and December 31, 2020, capitalized debt issuance costs were $0.8 million and $0.9 million, respectively, and debt discounts were $2.6 million and $2.8 million, respectively, related to the First Lien Notes, which are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized into interest expense over the term of the debt agreement.
2020 Debt Repayments
On November 24, 2020, we closed our initial public offering (the “IPO”), in which we sold 53,590,000 shares of our common stock at a price of $23.00 per share, which included the full exercise by the underwriters of their option to purchase up to an additional 6,990,000 shares of common stock. We raised approximately $1.2 billion in net proceeds after deducting underwriters’ discounts and commissions. We used the net proceeds received by us from the IPO to (i) redeem $770.0 million in aggregate principal amount of the Second Lien Senior Secured Notes with an original maturity date of December 13, 2027 (the “Second Lien Notes”), plus accrued and unpaid interest thereon and $15.4 million of redemption premium, (ii) repurchase 1,568,445 shares of our common stock from certain of our executive officers at a purchase price per share equal to the IPO price per share of our common stock less an amount equal to the underwriting discounts and commissions payable thereon and (iii) repay $341.0 million of the outstanding indebtedness under the Term Loan, plus accrued and unpaid interest thereon. In connection with the debt repayments, we wrote off $28.9 million of debt issuance and discount costs and recognized $15.4 million in premiums paid for the early extinguishment of the Second Lien Notes. We recognized these costs within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss) in the fourth quarter of 2020.
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of June 30, 2021, are as follows:

(thousands of U.S. dollars)
2021	$—
2022	—
2023	450
2024	—
2025	—
Thereafter	1,863,100
Total	$1,863,550

Sotera Health Company
Notes to Consolidated Financial Statements
As referenced above, the Company utilized its IPO proceeds toward prepaying the Second Lien Notes in full as well as prepaying a portion of the Term Loan. The Term Loan prepayment amount eliminated all subsequent scheduled and outstanding repayments of the term borrowings resulting in no remaining short-term commitments.
Notice of Redemption of First Lien Notes
On August 12, 2021 the Company issued a full redemption notice to the holders of the First Lien Notes. Full redemption is scheduled for the third quarter of 2021 at a redemption price equal to 103.0% of the principal amount of the First Lien Notes, plus accrued and unpaid interest. In connection with the redemption, we estimate that we will write off approximately $3.3 million of previously capitalized unamortized debt issuance and discount costs.
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
Our effective tax rates were 31.0 % and 29.3% for the three and six months ended June 30, 2021, respectively, compared to 34.2% and (264.7)% for the three and six months ended June 30, 2020, respectively.
Income tax expense for the three months ended June 30, 2021 differed from the statutory rate primarily due to the impact of the foreign rate differential, global intangible low-tax income (“GILTI”), a net increase in the interest expense valuation allowance, and a discrete item pertaining to an income tax rate change in the United Kingdom.
Income tax expense for the six months ended June 30, 2021 differed from the statutory rate primarily due to the impact of the foreign rate differential, GILTI, a net increase in the interest expense valuation allowance, and a discrete item pertaining to an income tax rate change in the United Kingdom. This was offset by an additional discrete item in the first quarter of 2021, which reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.
Our effective tax rates for the three and six months ended June 30, 2020 differed from the statutory rate due to the impact of GILTI, the foreign rate differential, non-deductible expenses as well as the impact of the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act increased the limitation on the deductibility of interest expense from 30% to 50% for tax years beginning in 2019 or 2020, among other provisions. The increased limitation resulted in a current tax benefit for the six months ended June 30, 2020 of $9.1 million. The increased limitation also resulted in a $5.6 million valuation allowance reversal in the six months ended June 30, 2020.
11.Employee Benefits
The Company sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution pension plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined benefit pension plan
The interest cost and expected return on plan assets are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of

Sotera Health Company
Notes to Consolidated Financial Statements
Operations and Comprehensive Income (Loss). The components of net periodic pension cost for the defined benefit plans for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2021	2020	2021	2020
Service cost	$307	$267	$605	$543
Interest cost	1,662	1,943	3,275	3,950
Expected return on plan assets	(3,665)	(3,484)	(7,222)	(7,083)
Amortization of net actuarial loss	275	191	542	388
Net periodic benefit	$(1,421)	$(1,083)	$(2,800)	$(2,202)
Other benefit plans
Other benefit plans include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. All but one, non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2021	2020	2021	2020
Service cost	$7	$7	$14	$14
Interest cost	61	71	120	144
Amortization of net actuarial loss	9	13	17	26
Net periodic benefit cost	$77	$91	$151	$184
We currently expect funding requirements of approximately $2.8 million in each of the next five years to fund the regulatory solvency deficit, as defined by Canadian federal regulation, which require solvency testing on defined benefit pension plans.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of June 30, 2021, and December 31, 2020, we had letters of credit outstanding relating to the defined benefit plans totaling $44.9 million and $41.3 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Swaps	Total
Beginning balance – April 1, 2021	$(44,392)		$(52,770)	$—	$(97,162)
Other comprehensive income (loss) before reclassifications	(705)		20,115	—	19,410
Amounts reclassified from accumulated other comprehensive income (loss)	284	(a)	—	—	284
Net current-period other comprehensive income (loss)	(421)		20,115	—	19,694
Ending balance – June 30, 2021	$(44,813)		$(32,655)	—	$(77,468)

Beginning balance – January 1, 2021	$(44,143)		$(49,699)	$—	(93,842)
Other comprehensive income (loss) before reclassifications	(1,229)		17,044	—	15,815
Amounts reclassified from accumulated other comprehensive income (loss)	559	(a)	—	—	559
Net current-period other comprehensive income (loss)	(670)		17,044	—	16,374
Ending balance – June 30, 2021	$(44,813)		$(32,655)	—	$(77,468)

(thousands of U.S. dollars)	Defined Benefit Plans	Foreign Currency Translation	Interest Rate Swaps		Total
Beginning balance – April 1, 2020	$(24,906)	$(140,420)	$(3,300)		$(168,626)
Other comprehensive income (loss) before reclassifications	(967)	24,440	(1,298)		22,175
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2,763	(b)	2,763
Net current-period other comprehensive income (loss)	(967)	24,440	1,465		24,938
Ending balance – June 30, 2020	$(25,873)	$(115,980)	(1,835)		$(143,688)

Beginning balance – January 1, 2020	$(27,113)	$(67,453)	$179		$(94,387)
Other comprehensive income (loss) before reclassifications	1,240	(48,527)	(4,590)		(51,877)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2,576	(b)	2,576
Net current-period other comprehensive income (loss)	1,240	(48,527)	(2,014)		(49,301)
Ending balance – June 30, 2020	$(25,873)	$(115,980)	(1,835)		$(143,688)
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
14.Share-Based Compensation
Pre-IPO Awards
Restricted stock distributed in respect of pre-IPO Class B-1 time vesting units vests on a daily basis pro rata over a five-year vesting period (20% per year) beginning on the original vesting commencement date of the corresponding Class B-1 time vesting units, subject to the grantee’s continued services through each vesting date. Upon the occurrence of a change in control

Sotera Health Company
Notes to Consolidated Financial Statements
of the Company, all then outstanding unvested shares of our common stock distributed in respect of Class B-1 Units will become vested as of the date of consummation of such change in control, subject to the grantee’s continued services through the consummation of the change in control.
Restricted stock distributed in respect of pre-IPO Class B-2 Units (which were considered performance vesting units) are scheduled to vest only upon satisfaction of certain thresholds. These units generally vest as of the first date on which (i) our Sponsors have received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Sotera Health Topco Parent, L.P. (of which the Company was a direct wholly owned subsidiary prior to the IPO) and (ii) the Sponsors’ internal rate of return exceeds twenty percent, subject to such grantee’s continued services through such date. In the event of a change in control of the Company, any outstanding shares of our common stock distributed in respect of Class B-2 Units that remain unvested immediately following the consummation of such a change in control of the Company shall be immediately canceled and forfeited without compensation. Stock based compensation expense attributed to the pre-IPO Class B-2 awards was recorded in the fourth quarter of 2020 as the related performance conditions were considered probable of achievement and the implied service conditions were met. As of June 30, 2021, these awards remain unvested.
We recognized $0.7 million and $1.4 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the three months ended June 30, 2021 and 2020, and $1.3 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively.
A summary of the activity for the six months ended June 30, 2021 related to the restricted stock awards distributed to the Company service providers in respect of the pre-IPO awards (Class B-1 and B-2 Units) is presented below:

	Restricted Stock - Pre- IPO B-1	Restricted Stock - Pre- IPO B-2
Unvested at December 31, 2020	2,201,239	2,323,333
Forfeited	(43,361)	(284,850)
Vested	(558,446)	—
Unvested at June 30, 2021	1,599,432	2,038,483
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
We recognized $2.8 million ($1.3 million for stock options and $1.5 million for RSUs) of share-based compensation expense for these awards for the three months ended June 30, 2021, and $5.6 million ($2.5 million for stock options and $3.1 million for RSUs) for the six months ended June 30, 2021 in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses.”

Sotera Health Company
Notes to Consolidated Financial Statements
Stock Options
Stock options have a four-year vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted- average Exercise Price
At December 31, 2020	2,389,258	$23.00
Granted	34,373	24.73
Forfeited	(19,145)	23.13
Exercised	—	—
At June 30, 2021	2,404,486	$23.02
As of June 30, 2021, there were no stock options vested or exercisable.
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on our market price on the date of grant. The following table summarizes our unvested RSUs activity for the six months ended June 30, 2021:

	Number of Shares	Weighted- average Grant Date Fair Value
Unvested at December 31, 2020	771,276	$23.00
Granted	103,762	24.16
Forfeited	(13,582)	23.19
Vested	(46,952)	23.00
Unvested at June 30, 2021	814,504	$23.15
15.Earnings Per Share
Basic earnings per share represents the amount of income attributable to each common share outstanding. Diluted earnings per share represents the amount of income attributable to each common share outstanding adjusted for the effects of potentially dilutive common shares. Potentially dilutive common shares include stock options and other stock-based awards. In the periods where the effect would be antidilutive, potentially dilutive common shares are excluded from the calculation of diluted earnings per share.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Our basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Earnings:
Net income	$42,615	$7,252	$53,680	$5,266
Less: Net income attributable to noncontrolling interests	16	235	239	213
Less: Allocation to participating securities	574	—	746	—
Net income attributable to Sotera Health Company common shareholders	$42,025	$7,017	$52,695	$5,053
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	279,078	232,400	278,953	232,400
Dilutive effect of potential common shares	136	—	124	—
Weighted-average common shares outstanding - diluted(a)	279,214	232,400	279,078	232,400
Earnings per Common Share:
Net income per common share attributable to Sotera Health Company common shareholders - basic	$0.15	$0.03	$0.19	$0.02
Net income per common share attributable to Sotera Health Company common shareholders - diluted	0.15	0.03	0.19	0.02
(a)An additional 2,404,486 and 3,645 equivalent shares related to stock options and RSUs, respectively, issued in connection with the 2020 Omnibus Incentive Plan were excluded from the calculation of diluted weighted average common shares outstanding for the three and six months ended June 30, 2021, as they were anti-dilutive. For the three and six months ended June 30, 2020, there were no potentially dilutive common shares outstanding.
16.Commitments and Contingencies
From time to time, we may be subject to various lawsuits and other claims, as well as gain contingencies, in the ordinary course of our business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate.
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
On March 30, 2020, Nordion received a favorable judgment in the amount of $25.0 million USD, plus pre-judgment interest, for a total judgment value of $39.8 million USD, or $56.4 million CAD based on exchange rates approved by the trial court. In addition, costs and disbursements have been assessed and awarded by the trial court in favor of Nordion in the approximate amount of $1.1 million CAD ($0.9 million USD) and $161,863 CAD ($0.1 million USD), respectively. On April 27, 2020, FM Global appealed the judgment. Hearing before the Court of Appeal was held on April 15, 2021. Pending a favorable judgment in the appellate court, any final proceeds would be subject to post judgment interest, a contingent fee owed to legal counsel and

Sotera Health Company
Notes to Consolidated Financial Statements
applicable taxes. As the judgment is considered a contingent gain, any favorable outcome will be recognized in a future period when all appeals are exhausted. It is anticipated that the overall appeal process could take a year or more to complete.
Ethylene Oxide Tort Litigation - Illinois
Since September 2018, tort lawsuits on behalf of approximately 835 personal injury plaintiffs (which are further described in the following paragraphs) have been filed in Illinois state courts against Sotera Health LLC, Sterigenics U.S., LLC, GTCR, LLC and other parties related to Sterigenics’ Willowbrook, Illinois operations. Specifically, those plaintiffs allege that they suffered personal injuries including cancer and other diseases, or wrongful death, resulting from purported emissions and releases of ethylene oxide (“EO”) from the Willowbrook facility. Additional derivative claims are alleged on behalf of other individuals related to these personal injury plaintiffs. Plaintiffs seek damages in an amount to be determined by the trier of fact. Sterigenics denies these allegations and intends to vigorously defend against these claims. Plaintiffs have voluntarily dismissed without prejudice a number of cases since September 2018, including certain individual cases alleging personal injuries and two class actions seeking damages for alleged diminution of property values.
Sterigenics sought consolidation of the cases for pretrial purposes, and in October 2019 obtained an order consolidating the then-pending cases and related cases filed in the future in the Cook County Circuit Court, Illinois (the “Consolidated Case”). All plaintiffs in the Consolidated Case filed a single Master Complaint on October 24, 2019 by which Sotera Health LLC was added as a co-defendant, followed by a series of Amended Master Complaints.
Plaintiffs filed an Amended Master Complaint on April 16, 2021, including claims against Griffith Foods International, Inc. (“Griffith”). Griffith filed a motion to dismiss and all other defendants filed answers to the Complaint. The answer of Sterigenics included counterclaims for contribution against Griffith.
Written and deposition fact discovery is on-going in the Consolidated Case. Currently, there are no dates set for the close of fact discovery, for expert discovery or for dispositive motion practice. Plaintiffs have not yet made any specific damages claims.
Trials in three of the individual cases included in the Consolidated Case have been scheduled for July 18, 2022, September 12, 2022 and November 7, 2022.
Ethylene Oxide Tort Litigation – Georgia
On May 19, 2020, a lawsuit against Sotera Health LLC, Sterigenics U.S., LLC and other parties was filed in the State Court of Cobb County, Georgia by 53 employees of a contract sterilization customer of Sterigenics. Plaintiffs claim personal injuries resulting from alleged exposure to residual EO while working at the customer’s distribution center in Lithia Springs, Georgia, allege they were unaware that they were being exposed to EO in their workplace and seek damages. Defendants’ motions to dismiss are scheduled for hearing in September 2021. All defendants are being defended and indemnified by Sterigenics’ contract sterilization customer (plaintiffs’ employer and a co-defendant in the lawsuit).
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
Since August 17, 2020, 15 lawsuits against Sotera Health LLC, Sterigenics U.S., LLC and other parties have been filed by 41 plaintiffs in the State Court of Cobb County, Georgia and the State Court of Gwinnett County, Georgia in which plaintiffs allege that they suffered personal injuries and loss of consortium resulting from emissions and releases of EO from Sterigenics’ Atlanta facility. Our subsidiaries are also defendants in two lawsuits alleging that the Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. These personal injury and property devaluation Plaintiffs seek various forms of relief including damages. Ten of the personal injury lawsuits pending in Cobb County have been consolidated for pretrial purposes, governed by a phased case management order pursuant to which general causation issues are scheduled to be determined by November 15, 2022, specific causation issues are scheduled to be

Sotera Health Company
Notes to Consolidated Financial Statements
determined by March 2023, and one case is scheduled to be trial-ready by July 2023. The remaining personal injury and property devaluation cases are in various early stages of pleadings and motions practice and fact discovery.
Suspension of Georgia Facility Operations & Related Litigation
On August 7, 2019, Sterigenics U.S., LLC entered into a voluntary Consent Order with the Georgia Environmental Protection Division (“EPD”) under which Sterigenics agreed to install emissions reduction enhancements at its Atlanta facility to further reduce the facility’s EO emissions below already permitted levels. Sterigenics voluntarily suspended operations at the facility in early September 2019 to expedite completion of the enhancements. Installation of these enhancements is complete and Sterigenics successfully tested the enhanced emissions controls in cooperation with EPD during the second quarter of 2020 while the facility was in operation.
In October 2019, while Sterigenics had voluntarily suspended the facility’s operations, Cobb County, Georgia officials asserted that the facility had an incorrect “certificate of occupancy” and could not resume operations without obtaining a new certificate of occupancy after a third-party code compliance review they required.
After the Cobb County officials would not allow Sterigenics to resume operations, on March 30, 2020, Sterigenics U.S., LLC filed a lawsuit in the United States District Court for the Northern District of Georgia against Cobb County, Georgia and Cobb County officials Nicholas Dawe and Kevin Gobble. In the lawsuit, Sterigenics sought immediate injunctive relief and permanent declaratory relief to resume normal operations of the Atlanta facility in the interest of public health and on the basis that the positions asserted by Cobb County were unfounded. On April 1, 2020 the Court entered a Temporary Restraining Order prohibiting Cobb County officials from precluding or interfering with the facility’s normal operations. On April 8, 2020, the Court entered a Consent Order extending the Temporary Restraining Order and allowing the facility to continue normal operations until entry of a final judgment in the case. Defendants filed a motion to dismiss the claims. On November 9, 2020, the Court held a hearing and denied the motion to dismiss. The parties are conducting discovery, which is scheduled to end in April 2022. A settlement conference is scheduled to be held by April 27, 2022.
Ethylene Oxide Litigation – New Mexico
On December 22, 2020, the New Mexico Attorney General filed a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico (the “Third Judicial District”) against the Company, Sterigenics U.S., LLC and other subsidiaries alleging that emissions of EO from Sterigenics’ sterilization facility in Santa Teresa, New Mexico constitute a public nuisance and have deteriorated the air quality in Santa Teresa and surrounding communities and materially contributed to increased health risks suffered by residents of those communities. The Complaint asserts claims for public nuisance, negligence, strict liability, violations of New Mexico’s Public Nuisance Statute and Unfair Practices Act and a request for a temporary restraining order and preliminary injunctive relief.
On May 26, 2021 the Third Judicial District held a preliminary injunction hearing. On June 29, 2021, the Court entered an Order Granting Preliminary Injunction (the “Order”). The Order does not require closure of the facility, but prohibits Sterigenics from allowing any uncontrolled emission or release of EO from the facility, including prohibitions on leaving doors open when not in use and allowing EO to escape through point sources prior to filtration or processing through emission controls. Sterigenics promptly took steps to monitor its compliance with the Order. The Order instructed the parties to discuss a protocol to monitor Sterigenics’ compliance and, if agreement could not be reached, to request a hearing so the Court can determine a monitoring protocol and how the costs of monitoring will be paid. The parties conferred and on July 29, 2021, the parties notified the Court that agreement could not be reached and requested a hearing.
As to the other claims for relief in the Complaint, motions to dismiss are scheduled for hearing on October 28, 2021 and the parties are conducting fact discovery.
Before this lawsuit was filed, Sterigenics was working to implement additional emission control enhancements at the Santa Teresa facility to further reduce EO emissions beyond permitted levels. On June 11, 2021, Sterigenics received a permit from the New Mexico Environment Department, clearing the way for the next steps in Sterigenics’ implementation of these additional emission control enhancements.
*    *    *

Sotera Health Company
Notes to Consolidated Financial Statements
Our insurance for litigation related to alleged environmental liabilities, like the litigation pending in Illinois, Georgia and New Mexico described above has limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook, Illinois litigation was fully utilized by June 30, 2020. The remaining $10.0 million limit is currently being utilized for occurrences related to the EO litigation in Georgia and New Mexico described above. As of June 30, 2021, we have utilized approximately $1.0 million of the remaining $10.0 million limit. Our insurance for future alleged environmental liabilities excludes coverage for EO claims.
Additional personal injury, property devaluation or other lawsuits may be filed in the future against us or our subsidiaries relating to Sterigenics’ Willowbrook, Atlanta, Santa Teresa or other EO sterilization facilities. The Company, Sterigenics U.S., LLC and other Company subsidiaries intend to defend themselves vigorously in all such current or future EO litigation.
While an adverse outcome in one or more of the proceedings could have a material adverse effect on our business, financial condition and results of operations, no contingency reserve has been reflected in our consolidated financial statements as a loss is not deemed probable or a loss or range of losses is not reasonably estimable at this time.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The Company also entered into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries. The foreign currency forward contracts expire on a monthly basis. The fair value of the outstanding foreign currency forward contracts was zero as of June 30, 2021 and December 31, 2020, respectively.
Embedded Derivatives
We have embedded derivatives in certain of our customer and supply contracts as a result of the currency of the contract being different from the functional currency of the parties involved. Changes in the fair value of the embedded derivatives are recognized in “Other income, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table provides a summary of the notional and fair values of our derivative instruments:

	June 30, 2021				December 31, 2020
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Interest rate caps	$2,500.0		$85	$—	$1,500.0	$7	$—
Embedded derivatives	79.1	(a)	1,318	391	83.3	—	670
Total	$2,579.1		$1,403	$391	$1,583.3	$7	$670
(a)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
The interest rate caps and embedded derivative assets are included in “Prepaid expenses and other current assets” or “Other assets” on the Consolidated Balance Sheets depending upon their respective maturity dates. Embedded derivative liabilities are included in “Accrued liabilities” on the Consolidated Balance Sheets.
The following tables summarize the activities of our derivative instruments for the periods presented, and the line item they are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)
Three Months Ended June 30,	2021	2020
Unrealized loss on interest rate caps recorded in interest expense, net	$293	$172
Unrealized (gain) loss on embedded derivatives recorded in other income, net	(761)	(2,776)
Realized (gain) loss on foreign currency forward contracts recorded in foreign exchange (gain) loss	231	—

(thousands of U.S. dollars)
Six Months Ended June 30,	2021	2020
Unrealized loss on interest rate caps recorded in interest expense, net	$383	$172
Unrealized (gain) loss on embedded derivatives recorded in other income, net	(1,614)	2,043
Realized (gain) loss on foreign currency forward contracts recorded in foreign exchange (gain) loss	(2,143)	—
In addition, during the three and six months ended June 30, 2020, we recognized $1.5 million of gains and $2.0 million of losses, net of tax, in accumulated other comprehensive income (loss) related to the change in fair value of the interest rate swaps.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.

Sotera Health Company
Notes to Consolidated Financial Statements
We are also exposed, in our normal course of business, to credit risk from our customers. As of June 30, 2021 and December 31, 2020, accounts receivable was net of an allowance for uncollectible accounts of $0.7 million.
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
The following table discloses the fair value of our financial assets and liabilities:

As of June 30, 2021		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives not designated as hedging instruments(a)
Interest rate caps	$85	$—	$85	$—
Embedded derivative assets	1,318	—	1,318	—
Embedded derivative liabilities	(391)	—	(391)	—
Long-Term Debt(b)
Term loan, due 2026	1,741,077	—	1,758,692	—
Senior notes, due 2026	96,613	—	99,685	—
Other long-term debt	443	—	443	—
Finance Lease Obligations (with current portion)(c)	34,549	—	34,549	—

As of December 31, 2020		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives not designated as hedging instruments(a)
Interest rate caps	$7	$—	$7	$—
Embedded derivative liabilities	(670)	—	(670)	—
Long-Term Debt(b)
Term loan, due 2026	1,728,018	—	1,772,180	—
Senior notes, due 2026	96,329	—	99,863	—
Other long-term debt	442	—	442	—
Finance Lease Obligations (with current portion)(c)	36,112	—	36,112	—
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
Sterigenics
Sterigenics provides outsourced terminal sterilization and irradiation services for the medical device, pharmaceutical, food safety and advanced applications markets using three major technologies: gamma irradiation, EO processing and E-beam irradiation.
Nordion
Nordion is a leading global provider of Co-60 used in the sterilization and irradiation processes for the medical device, pharmaceutical, food safety, and high-performance materials industries, as well as in the treatment of cancer. In addition, Nordion is a leading global provider of gamma irradiation systems.
Nelson Labs
Nelson Labs provides outsourced microbiological and analytical chemistry testing and advisory services for the medical device and pharmaceutical industries.
For the three months ended June 30, 2021, two customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 17.9% and 16.1% of the total segment’s external net revenues for the three months ended June 30, 2021. For the three months ended June 30, 2020, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 17.6%, 19.0%, 13.1%, and 10.2% of the total segment’s external net revenues for the three months ended June 30, 2020.
For the six months ended June 30, 2021, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 14.8%, 12.6%, 13.1%, and 10.5% of the total segment’s external net revenues for the six months ended June 30, 2021. For the six months ended June 30, 2020, two customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 14.5% and 18.9% of the total segment's external net revenues for the six months ended June 30, 2020.
Financial information for each of our segments is presented in the following table:

Sotera Health Company
Notes to Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2021	2020	2021	2020
Segment revenues(a)
Sterigenics	$145,182	$120,372	$276,333	$237,652
Nordion	49,125	42,141	75,043	65,766
Nelson Labs	57,610	50,572	112,689	97,867
Total net revenues	$251,917	$213,085	$464,065	$401,285
Segment income(b)
Sterigenics	$79,569	$65,030	$148,030	$126,121
Nordion	31,168	27,409	44,954	40,431
Nelson Labs	23,826	21,990	46,896	39,760
Total segment income	$134,563	$114,429	$239,880	$206,312
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $7.0 million and $9.0 million in revenues from sales to our Sterigenics segment for the three months ended June 30, 2021 and 2020, and $17.5 million and $19.9 million in revenues from sales to our Sterigenics segment for the six months ended June 30, 2021 and 2020, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for these periods.
(b)Segment income is only provided on a net basis to the chief operating decision maker and is reported net of intersegment profits.
Corporate operating expenses for executive management, accounting, information technology, legal, human resources, treasury, corporate development, tax, purchasing, and marketing not directly incurred by a segment are allocated to the segments based on total revenue. Corporate operating expenses that are directly incurred by a segment are reflected in each segment’s income.
Capital expenditures by segment for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(thousands of U.S. dollars)	2021	2020
Sterigenics	$35,851	$20,965
Nordion	6,376	982
Nelson Labs	2,562	1,491
Total capital expenditures	$44,789	$23,438
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the chief operating decision maker.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of segment income to consolidated income (loss) before taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment income	$134,563	$114,429	$239,880	$206,312
Less adjustments:
Interest expense, net	19,163	55,250	40,445	111,812
Depreciation and amortization(a)	37,461	35,034	75,122	71,057
Share-based compensation(b)	3,493	1,393	6,942	3,118
(Gain) loss on foreign currency and embedded derivatives(c)	(660)	(3,023)	(996)	1,244
Acquisition and divestiture related charges, net(d)	844	1,295	659	2,289
Business optimization project expenses(e)	275	750	536	1,799
Plant closure expenses(f)	756	451	1,298	1,222
Loss on extinguishment of debt(g)	—	—	14,312	—
Professional services relating to EO sterilization facilities(h)	10,644	9,494	24,043	13,640
Accretion of asset retirement obligation(i)	602	492	1,153	982
COVID-19 expenses(j)	188	2,271	487	2,347
Consolidated income (loss) before taxes	$61,797	$11,022	$75,879	$(3,198)
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
(d)Represents (i) certain direct and incremental costs related to the acquisitions of the noncontrolling interests in our China subsidiaries and BioScience in 2021, Iotron in July 2020, and Nelson Labs Fairfield in 2018 (including the first quarter 2021 gain on the mandatorily redeemable noncontrolling interest as described in Note 4, “Acquisitions”), and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, and (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018.
(e)Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of recent acquisitions, the Sotera Health rebranding, operating structure realignment and other process enhancement projects.
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
(j)Represents non-recurring costs associated with the COVID-19 pandemic, including incremental costs to implement workplace health and safety measures. For the three and six months ended June 30, 2020, costs also included donations to related charitable causes, and special bonuses for front-line personnel working on-site during lockdown periods.

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
OVERVIEW
We are a leading global provider of mission-critical end-to-end sterilization solutions, lab testing and advisory services for the healthcare industry. We are driven by our mission: Safeguarding Global Health®. We provide end-to-end sterilization as well as microbiological and analytical lab testing and advisory services to help ensure that medical, pharmaceutical and food products are safe for healthcare practitioners, patients and consumers in the United States and around the world. Our services are an essential aspect of our customers’ manufacturing process and supply chains, helping to ensure sterilized medical products reach healthcare practitioners and patients. Most of these services are necessary for our customers to satisfy applicable government requirements.
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
For the three and six months ended June 30, 2021, respectively, we recorded net revenues of $251.9 million and $464.1 million, net income of $42.6 million and $53.7 million, Adjusted Net Income of $71.7 million and $123.2 million, and Adjusted EBITDA of $134.6 million and $239.9 million. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income (loss), please see “Non-GAAP Financial Measures.”
STRATEGIC DEVELOPMENTS AND KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
The following summarizes strategic developments and key factors that have underpinned our operating results for the three and six months ended June 30, 2021 and may continue to affect our performance and financial condition in future periods.
•Driving organic growth. During the three and six months ended June 30, 2021, we continued to make investments to expand capacity and implement EO facility enhancements in our Sterigenics business and expand our cobalt development resources in our Nordion business. In addition, we continue to expand capacity to meet demand for microbiological testing and extractables and leachables testing in our Nelson Labs business.
•Disciplined and strategic M&A activity. We continue to pursue strategic acquisitions to grow our footprint and expand our capabilities. On March 8, 2021, we acquired BioScience Laboratories, LLC (“BioScience”) with one location in Bozeman, Montana. BioScience is a provider of outsourced topical antimicrobial and virology product testing in the pharmaceutical, medical device, and consumer products industries. BioScience’s expertise in analytical testing and clinical trial services will complement Nelson Labs’ existing strengths in antimicrobial and virology testing. In July 2020, we acquired Iotron Industries Canada, Inc. (“Iotron”), an E-beam processing services and equipment provider.
Additionally, on May 18, 2021, we completed the purchase of the outstanding noncontrolling interests of 15% and 33% of our two China subsidiaries, respectively, for a total purchase price of $8.6 million. On March 11, 2021, we completed the acquisition of the remaining 15% ownership of Nelson Labs Fairfield for $12.4 million. Pursuant to the terms of the transaction, we acquired 85% of the equity interests of Nelson Labs Fairfield in August 2018 and were required to acquire the 15% noncontrolling interest within three years from the date of the acquisition.
•Borrowings and financing costs. A combination of lower outstanding borrowings and reduced pricing on our debt resulted in a reduction in cash interest expense for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. On January 20, 2021 we amended our Term Loan to reduce the interest rate spread over LIBOR from 4.50% to 2.75%, and the LIBOR floor from 1.00% to 0.50%. The changes resulted in an effective reduction in current interest rates of 2.25%. We expect the amendment to provide additional cash interest savings of approximately $40.0 million per year based on the outstanding principal balance as of the date of the amendment. Interest savings in 2021 will be offset by cash and non-cash charges associated with the repricing amendment. In connection with this transaction, we wrote off approximately $11.3 million in debt issuance costs and debt discounts and incurred approximately $2.9 million in costs directly related to the refinancing transaction. In addition, on March 26, 2021, we amended our Revolving Credit Facility to reduce the interest rate spread over LIBOR applicable to revolving loans from 3.50% to 2.75%.
• Impacts of our IPO. As a newly public company, we continue to incur certain expenses on an ongoing basis that we did not incur as a private company including third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations expenses. These costs are primarily classified as selling, general and administrative (“SG&A”) expenses. We continue to dedicate internal resources, hire additional personnel, and engage outside consultants to assess and document the adequacy of internal controls over financial reporting. In addition, in March 2021, we incurred costs related to a secondary offering of 25 million shares of our common stock offered by selling stockholders, which included certain affiliates of Warburg Pincus LLC and GTCR, LLC as well as certain current and former members of management of the Company.
•Litigation costs and exit activities. In connection with the ongoing litigation related to our Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico facilities, as described in Note 16, “Commitments and Contingencies”, we recorded costs of $10.6 million and $24.0 million for the three and six months ended June 30, 2021, respectively, relating to legal and other professional service costs, as well as $0.8 million and $1.3 million, respectively, related to the closure of the Willowbrook, Illinois facility.
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
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended June 30, 2021 as compared to Three Months Ended June 30, 2020
The following table sets forth the components of our results of operations for the three months ended June 30, 2021 and 2020.

(thousands of U.S. dollars)	2021	2020	$ Change	% Change

Total net revenues	$251,917	$213,085	$38,832	18.2%
Total cost of revenues	108,156	94,118	14,038	14.9%
Total operating expenses	65,489	57,225	8,264	14.4%
Operating income	78,272	61,742	16,530	26.8%
Net income	42,615	7,252	35,363	487.6%
Adjusted Net Income(a)	71,672	31,433	40,239	128.0%
Adjusted EBITDA(a)	134,563	114,429	20,134	17.6%
(a)Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For more information regarding our calculation of Adjusted Net Income and Adjusted EBITDA, including information about their limitations as tools for analysis and a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted Net Income and Adjusted EBITDA, please see the reconciliation included below in “Non-GAAP Financial Measures.”

Total Net Revenues
The following table compares our revenues by type for the three months ended June 30, 2021 to the three months ended June 30, 2020.

(thousands of U.S. dollars)
Net revenues for the three months ended June 30,	2021	2020	$ Change	% Change

Service	$208,710	$174,444	$34,266	19.6%
Product	43,207	38,641	4,566	11.8%
Total net revenues	$251,917	$213,085	$38,832	18.2%
Net revenues were $251.9 million in the three months ended June 30, 2021, an increase of $38.8 million, or 18.2%, as compared with the three months ended June 30, 2020. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended June 30, 2021 increased approximately 14.3% compared with the three months ended June 30, 2020.
Service revenues
Service revenues increased $34.3 million, or 19.6%, to $208.7 million in the three months ended June 30, 2021 as compared to $174.4 million in the three months ended June 30, 2020. The increase in net service revenues reflected a $10.4 million increase due to the July 31, 2020 acquisition of Iotron and March 8, 2021 acquisition of BioScience. The increase in net service revenue was also driven by organic volume growth of $10.0 million in the Sterigenics segment. Nelson Labs organic volume growth contributed $2.9 million to the revenue increase in the three months ended June 30, 2021, exclusive of an overall decline in personal protective equipment testing of $2.6 million. The onset of COVID-19 in the first half of 2020 generated significant demand for testing of personal protective equipment, which subsequently declined in the three months ended June 30, 2021. In addition, service revenue growth stemmed from favorable pricing of $4.7 million and $2.0 million in the Sterigenics and Nelson Labs segments, respectively. The remainder of the increase was attributable to a $2.5 million increase in service revenue at Nordion, primarily related to production irradiator refurbishments, and changes in foreign currency exchange rates across all segments.
Product revenues
Product revenues increased $4.6 million, or 11.8%, to $43.2 million in the three months ended June 30, 2021 as compared to $38.6 million in the three months ended June 30, 2020. The increase in product revenues was primarily attributable to favorable impacts from foreign currency exchange rates and pricing of $3.8 million and $3.3 million, respectively, partially offset by lower sales volumes.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended June 30, 2021 to the three months ended June 30, 2020.

(thousands of U.S. dollars)
Cost of revenues for the three months ended June 30,	2021	2020	$ Change	% Change

Service	$91,391	$80,620	$10,771	13.4%
Product	16,765	13,498	3,267	24.2%
Total cost of revenues	$108,156	$94,118	$14,038	14.9%
Total cost of revenues accounted for approximately 42.9% and 44.2% of our consolidated net revenues for the three months ended June 30, 2021 and 2020, respectively.
Cost of service revenues
Cost of service revenues increased $10.8 million, or 13.4%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was largely attributable to the incremental contribution of $4.0 million from the Iotron and BioScience acquisitions. The increase was also driven by the impact of foreign currency exchange rates on cost of revenues within our foreign subsidiaries. The remainder of the increase was attributable to overall increases in direct costs in support of the revenue growth cited above.

Cost of product revenues
Cost of product revenues increased $3.3 million, or 24.2%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily a result of an unfavorable Co-60 supply mix and an unfavorable impact from foreign currency exchange rates.
Operating Expenses
The following table compares our operating expenses for the three months ended June 30, 2021 to the three months ended June 30, 2020:

(thousands of U.S. dollars)
Operating expenses for the three months ended June 30,	2021	2020	$ Change	% Change

Selling, general and administrative expenses	$49,828	$42,684	$7,144	16.7%
Amortization of intangible assets	15,661	14,541	1,120	7.7%
Total operating expenses	$65,489	$57,225	$8,264	14.4%
Operating expenses accounted for approximately 26.0% and 26.9% of our consolidated net revenues for the three months ended June 30, 2021 and 2020, respectively.
SG&A
SG&A increased $7.1 million, or 16.7%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was driven primarily by the following:
•$4.0 million in incremental corporate expenses largely attributed to costs associated with being a public company. This includes $1.8 million in incremental costs attributable to public company director and officer liability insurance;
•An increase in share-based compensation expense of $2.1 million related to our 2020 Omnibus Incentive Plan;
•$1.2 million increase in legal and other professional services expense associated with EO litigation.
Offsetting these costs was a $2.1 million decrease in costs directly associated with the COVID-19 pandemic, which included donations to related charitable causes, special bonuses for front-line personnel working on-site during lockdown periods and measures to ensure workplace health and safety.
  Amortization of intangible assets
Amortization of intangible assets was $15.7 million for the three months ended June 30, 2021, or 7.7% above the three months ended June 30, 2020. The change was primarily attributable to amortization on newly acquired intangible assets related to the Iotron and BioScience acquisitions.
Interest Expense, Net
Interest expense, net decreased $36.1 million, or 65.3%, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease was largely due to lower outstanding debt for the three months ended June 30, 2021 and lower interest rates subsequent to the January 2021 Term Loan refinancing. The weighted average interest rate on our outstanding debt was 3.45% and 6.93% at June 30, 2021 and 2020, respectively.
Foreign Exchange Loss (Gain)
Foreign exchange loss was $0.1 million for the three months ended June 30, 2021 as compared to a gain of $0.2 million in the three months ended June 30, 2020. The foreign exchange loss (gain) in our Consolidated Statements of Operations and Comprehensive Income (Loss) relates primarily to U.S. dollar denominated intercompany indebtedness with certain of our European and Canadian subsidiaries.
Other Income, Net
Other income, net was $2.8 million for the three months ended June 30, 2021 compared to $4.4 million for the three months ended June 30, 2020. The fluctuation was driven by changes in the fair value of the embedded derivatives in Nordion’s contracts. We recorded an unrealized gain on embedded derivatives of $0.8 million for the three months ended June 30, 2021 as compared to an unrealized gain on embedded derivatives of $2.8 million for the three months ended June 30, 2020.

Provision for Income Taxes
Provision for income tax increased $15.4 million to a net provision of $19.2 million for the three months ended June 30, 2021 as compared to $3.8 million in the three months ended June 30, 2020. The change was primarily attributable to an increase in pre-tax income of $50.8 million for the three months ended June 30, 2021 from the three months ended June 30, 2020, offset by a decrease in global intangible low-tax income (“GILTI”) tax expense.
Provision for income taxes for the three months ended June 30, 2021 differed from the statutory rate primarily due to the impact of the foreign rate differential, GILTI, a net increase in the interest expense valuation allowance, and a discrete item pertaining to an income tax rate change in the United Kingdom. Provision for income taxes for the three months ended June 30, 2020 differed from the statutory rate primarily due to GILTI, the foreign rate differential, non-deductible expenses as well as the impact of the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which increased the limitation on interest expense deductions and resulted in a valuation allowance reversal.
Net Income (Loss), Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended June 30, 2021 was $42.6 million, as compared to net income of $7.3 million for the three months ended June 30, 2020. Adjusted Net Income was $71.7 million for the three months ended June 30, 2021, as compared to $31.4 million for the three months ended June 30, 2020, due to the factors described above. Adjusted EBITDA was $134.6 million for the three months ended June 30, 2021, as compared to $114.4 million for the three months ended June 30, 2020, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
Six Months Ended June 30, 2021 as compared to Six Months Ended June 30, 2020
The following table sets forth the components of our results of operations for the six months ended June 30, 2021 and 2020.

(thousands of U.S. dollars)	2021	2020	$ Change	% Change

Total net revenues	$464,065	$401,285	$62,780	15.6%
Total cost of revenues	204,932	185,801	19,131	10.3%
Total operating expenses	134,497	108,877	25,620	23.5%
Operating income	124,636	106,607	18,029	16.9%
Net income	53,680	5,266	48,414	919.4%
Adjusted Net Income(a)	123,178	55,171	68,007	123.3%
Adjusted EBITDA(a)	239,880	206,312	33,568	16.3%
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
Total Net Revenues
The following table compares our revenues by type for the six months ended June 30, 2021 to the six months ended June 30, 2020.

(thousands of U.S. dollars)
Net revenues for the six months ended June 30,	2021	2020	$ Change	% Change

Service	$397,408	$341,849	$55,559	16.3%
Product	66,657	59,436	7,221	12.1%
Total net revenues	$464,065	$401,285	$62,780	15.6%

Net revenues were $464.1 million in the six months ended June 30, 2021, an increase of $62.8 million, or 15.6%, as compared with the six months ended June 30, 2020. Excluding the impact of foreign currency exchange rates, net revenues in the six months ended June 30, 2021 increased approximately 12.7% compared with the six months ended June 30, 2020.
Service revenues
Service revenues increased $55.6 million, or 16.3%, to $397.4 million in the six months ended June 30, 2021 as compared to $341.8 million in the six months ended June 30, 2020. The increase in net service revenues reflected a $17.4 million increase due to the July 31, 2020 acquisition of Iotron and March 8, 2021 acquisition of BioScience. The increase in net service revenue was also driven by organic volume growth of $12.7 million and $4.2 million in the Sterigenics and Nelson Labs segments, respectively, coupled with $8.5 million and $3.9 million related to pricing in the Sterigenics and Nelson Labs segments, respectively. The remainder of the increase was attributable to a $3.3 million increase in service revenue at Nordion, primarily related to production irradiator refurbishments, and changes in foreign currency exchange rates across all segments.
Product revenues
Product revenues increased $7.2 million, or 12.1%, to $66.7 million in the six months ended June 30, 2021 as compared to $59.4 million in the six months ended June 30, 2020. The increase in product revenues was primarily attributable to favorable impacts from foreign currency exchanges rates and pricing of $4.7 million and $4.2 million, respectively, partially offset by lower sales volumes compared to the six months ended June 30, 2020.
Total Cost of Revenues
The following table compares our cost of revenues by type for the six months ended June 30, 2021 to the six months ended June 30, 2020.

(thousands of U.S. dollars)
Cost of revenues for the six months ended June 30,	2021	2020	$ Change	% Change

Service	$176,427	$163,689	$12,738	7.8%
Product	28,505	22,112	6,393	28.9%
Total cost of revenues	$204,932	$185,801	$19,131	10.3%
Total cost of revenues accounted for approximately 44.2% and 46.3% of our consolidated net revenues for the six months ended June 30, 2021 and 2020, respectively.
Cost of service revenues
Cost of service revenues increased $12.7 million, or 7.8%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was attributable to an incremental contribution of $6.0 million from the Iotron and BioScience acquisitions and a $3.6 million impact from foreign currency exchange rates on cost of revenues within our foreign subsidiaries. The remainder of the increase is primarily a result of approximately $2.2 million of incremental costs associated with increased sales volumes referenced above.
Cost of product revenues
Cost of product revenues increased $6.4 million, or 28.9%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase primarily stemmed from unfavorable Co-60 supply mix. The remainder of the increase is primarily due to an unfavorable impact from foreign currency exchange rates of $2.9 million.

Operating Expenses
The following table compares our operating expenses for the six months ended June 30, 2021 to the six months ended June 30, 2020:

(thousands of U.S. dollars)
Operating expenses for the six months ended June 30,	2021	2020	$ Change	% Change

Selling, general and administrative expenses	$102,293	$79,737	$22,556	28.3%
Amortization of intangible assets	32,204	29,140	3,064	10.5%
Total operating expenses	$134,497	$108,877	$25,620	23.5%
Operating expenses accounted for approximately 29.0% and 27.1% of our consolidated net revenues for the six months ended June 30, 2021 and 2020, respectively.
SG&A
SG&A increased $22.6 million, or 28.3%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was driven primarily by the following:
•An $10.4 million increase in legal and other professional services expense associated with EO litigation;
•$8.0 million in incremental corporate expenses largely attributed to costs associated with being a public company. This includes $3.7 million in incremental costs attributable to public company director and officer liability insurance;
•An increase in share-based compensation expense of $3.8 million primarily related to our 2020 Omnibus Incentive Plan.
Offsetting these costs was a $1.9 million decrease in costs directly associated with the COVID-19 pandemic, which included donations to related charitable causes, special bonuses for front-line personnel working on-site during lockdown periods and certain measures to ensure workplace health and safety.
  Amortization of intangible assets
Amortization of intangible assets was $32.2 million for the six months ended June 30, 2021, or 10.5% above the six months ended June 30, 2020. The change was primarily attributable to amortization on newly acquired intangible assets related to the Iotron and BioScience acquisitions.
Interest Expense, Net
Interest expense, net decreased $71.4 million, or 63.8%, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was largely due to lower outstanding debt during the six months ended June 30, 2021 and lower interest rates subsequent to the January 2021 Term Loan refinancing. The weighted average interest rate on our outstanding debt was 3.45% and 6.93% at June 30, 2021 and 2020, respectively.
Foreign Exchange Loss (Gain)
Foreign exchange loss was $0.7 million for the six months ended June 30, 2021 as compared to a gain of $0.8 million in the six months ended June 30, 2020. The foreign exchange loss (gain) in our Consolidated Statements of Operations and Comprehensive Income (Loss) relates primarily to U.S. dollar denominated intercompany indebtedness with certain of our European and Canadian subsidiaries.
Other Income, Net
Other income, net was $6.7 million for the six months ended June 30, 2021 compared to $1.2 million for the six months ended June 30, 2020. The fluctuation was driven by changes in the fair value of the embedded derivatives in Nordion’s contracts. We recorded an unrealized gain on embedded derivatives of $1.6 million for the six months ended June 30, 2021 compared to a $2.1 million loss for the six months ended June 30, 2020. In addition, we recorded $1.2 million of other income related to the gain on our purchase of the 15% mandatorily redeemable noncontrolling interest of Nelson Labs Fairfield as compared to the amount previously accrued.

Provision (Benefit) for Income Taxes
Provision for income tax increased $30.7 million to a net provision of $22.2 million for the six months ended June 30, 2021 as compared to a $8.5 million benefit in the six months ended June 30, 2020. The change was principally attributable to pre-tax income of $75.9 million in the six months ended June 30, 2021 compared to a pretax loss of $3.2 million for the six months ended June 30, 2020.
Provision for income taxes for the six months ended June 30, 2021 differed from the statutory rate primarily due to the impact of the foreign rate differential, GILTI, a net increase in the interest expense valuation allowance, and a discrete item pertaining to an income tax rate change in the United Kingdom. This was partially offset by an additional discrete item in the first quarter of 2021, which reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations. Provision for income taxes for the six months ended June 30, 2020 differed from the statutory rate primarily due to GILTI, the foreign rate differential, non-deductible expenses as well as the year-to-date impact of the 2020 CARES Act, which increased the limitation on interest expense deductions and resulted in a valuation allowance reversal.
Net Income (Loss), Adjusted Net Income and Adjusted EBITDA
Net income for the six months ended June 30, 2021 was $53.7 million, as compared to net income of $5.3 million for the six months ended June 30, 2020. Adjusted Net Income was $123.2 million for the six months ended June 30, 2021, as compared to $55.2 million for the six months ended June 30, 2020, due to the factors described above. Adjusted EBITDA was $239.9 million for the six months ended June 30, 2021, as compared to $206.3 million for the six months ended June 30, 2020, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
NON-GAAP FINANCIAL MEASURES
To supplement our consolidated financial statements presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we consider Adjusted Net Income and Adjusted EBITDA, financial measures that are not based on any standardized methodology prescribed by GAAP.
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
Adjusted Net Income and Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted Net Income and Adjusted EBITDA rather than net income, the nearest GAAP equivalent. For example, Adjusted Net Income and Adjusted EBITDA exclude:
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
In evaluating Adjusted Net Income and Adjusted EBITDA, you should be aware that in the future, we will incur expenses similar to the adjustments in the table below. Our presentations of Adjusted Net Income and Adjusted EBITDA should not be construed as suggesting that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted Net Income and Adjusted EBITDA alongside other financial performance measures, including our net income and other GAAP measures.
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2021	2020	2021	2020
Net income	$42,615	$7,252	$53,680	$5,266
Amortization of intangibles	21,778	19,711	44,060	39,624
Share-based compensation(a)	3,493	1,393	6,942	3,118
(Gain) loss on foreign currency and embedded derivatives(b)	(660)	(3,023)	(996)	1,244
Acquisition and divestiture related charges, net(c)	844	1,295	659	2,289
Business optimization project expenses(d)	275	750	536	1,799
Plant closure expenses(e)	756	451	1,298	1,222
Loss on extinguishment of debt(f)	—	—	14,312	—
Professional services relating to EO sterilization facilities(g)	10,644	9,494	24,043	13,640
Accretion of asset retirement obligations(h)	602	492	1,153	982
COVID-19 expenses(i)	188	2,271	487	2,347
Income tax provision (benefit) associated with pre-tax adjustments(j)	(8,863)	(8,653)	(22,996)	(16,360)
Adjusted Net Income	71,672	31,433	123,178	55,171
Interest expense, net	19,163	55,250	40,445	111,812
Depreciation(k)	15,683	15,323	31,062	31,433
Income tax provision (benefit) applicable to Adjusted Net Income(l)	28,045	12,423	45,195	7,896
Adjusted EBITDA(m)	$134,563	$114,429	$239,880	$206,312
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
(c)    Represents (i) certain direct and incremental costs related to the acquisitions of the noncontrolling interests in our China subsidiaries and BioScience in 2021, Iotron in July 2020, and Nelson Labs Fairfield in 2018 (including the first quarter 2021 gain on the mandatorily redeemable noncontrolling interest as described in Note 4, “Acquisitions”), and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, and (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018.
(d)    Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of recent acquisitions, the Sotera Health rebranding, operating structure realignment and other process enhancement projects.
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
(i)    Represents non-recurring costs associated with the COVID-19 pandemic, including incremental costs to implement workplace health and safety measures. For the three and six months ended June 30, 2020, costs also included donations to related charitable causes, and special bonuses for front-line personnel working on-site during lockdown periods.
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
(m)    $21.8 million and $19.7 million of the adjustments for the three months ended June 30, 2021 and 2020, respectively, and $42.5 million and $40.7 million of the adjustments for the six months ended June 30, 2021 and 2020, respectively, are included in cost of revenues, primarily consisting of amortization of intangibles, depreciation, and accretion of asset retirement obligations.
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
Our Segments
Sterigenics
Sterigenics provides outsourced terminal sterilization and irradiation services for the medical device, pharmaceutical, food safety and advanced applications markets using three major technologies: gamma irradiation, EO processing and E-beam irradiation.
Nordion
Nordion is a leading global provider of Co-60 used in the sterilization and irradiation processes for the medical device, pharmaceutical, food safety, and high-performance materials industries, as well as in the treatment of cancer. In addition, Nordion is a leading global provider of gamma irradiation systems.
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

Segment Results for the Three Months Ended June 30, 2021 and 2020
The following tables compare segment net revenue and segment income for the three months ended June 30, 2021 to the three months ended June 30, 2020:

	Three Months Ended June 30,
(thousands of U.S. dollars)	2021	2020	$ Change	% Change

Net Revenues
Sterigenics	$145,182	$120,372	$24,810	20.6%
Nordion	49,125	42,141	6,984	16.6%
Nelson Labs	57,610	50,572	7,038	13.9%
Segment Income
Sterigenics	$79,569	$65,030	$14,539	22.4%
Nordion	31,168	27,409	3,759	13.7%
Nelson Labs	23,826	21,990	1,836	8.3%
Segment Income margin
Sterigenics	54.8%	54.0%
Nordion	63.4%	65.0%
Nelson Labs	41.4%	43.5%
Net Revenues by Segment
Sterigenics net revenues were $145.2 million for the three months ended June 30, 2021, an increase of $24.8 million, or 20.6%, as compared to the three months ended June 30, 2020. The increase is attributable to an 8.3% growth in organic sales volume, a 3.9% favorable impact from pricing and a 2.8% favorable impact from changes in foreign currency exchange rates. The increase also reflects a 5.6% increase in revenues attributable to the Iotron acquisition.
Nordion net revenues were $49.1 million for the three months ended June 30, 2021, an increase of $7.0 million, or 16.6%, as compared to the three months ended June 30, 2020. The increase reflects a 9.5% impact from the strengthening of the Canadian dollar compared to the U.S. dollar for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and a 8.2% impact from favorable pricing, offset by a 1.1% impact from lower volumes of industrial-use Co-60.
Nelson Labs net revenues were $57.6 million for the three months ended June 30, 2021, an increase of $7.0 million, or 13.9%, as compared to the three months ended June 30, 2020. An increase in organic volume contributed 5.8% to revenue growth in the three months ended June 30, 2021, exclusive of an overall decline in personal protective equipment testing of 5.2%. The onset of COVID-19 in the first half of 2020 generated significant demand for testing of personal protective equipment, which subsequently declined in the three months ended June 30, 2021. The revenue increase also reflects favorable pricing impacts of 4.0%. Furthermore, the increase is attributable to a 7.4% revenue contribution from the acquisition of BioScience Labs. The remainder of the difference is due to changes in foreign currency exchange rates.
Segment Income
Sterigenics segment income was $79.6 million for the three months ended June 30, 2021, an increase of $14.5 million, or 22.4%, as compared to the three months ended June 30, 2020. The increase in segment income was primarily a result of the contributions of the Iotron acquisition coupled with organic revenue growth stemming from both favorable pricing and volume, as referenced above. This was partially offset by incremental overhead associated with being a public company.
Nordion segment income was $31.2 million for the three months ended June 30, 2021, an increase of $3.8 million, or 13.7%, as compared to the three months ended June 30, 2020. The increase in segment income was primarily due to the favorable impact from foreign currency exchange rates as well as favorable customer pricing. This is partially offset by slightly lower sales volume referenced above and incremental overhead associated with being a public company.
Nelson Labs segment income was $23.8 million for the three months ended June 30, 2021, an increase of $1.8 million, or 8.3%, as compared to the three months ended June 30, 2020, due to the contribution of BioScience Labs coupled with the impact of increased volumes and favorable pricing, as described above. The increase was partially offset by the reduced demand for testing of personal protective equipment and incremental overhead associated with being a public company.

Segment Results for the Six Months Ended June 30, 2021 and 2020
The following tables compare segment net revenue and segment income for the six months ended June 30, 2021 to the six months ended June 30, 2020:

	Six Months Ended June 30,
(thousands of U.S. dollars)	2021	2020	$ Change	% Change

Net Revenues
Sterigenics	$276,333	$237,652	$38,681	16.3%
Nordion	75,043	65,766	9,277	14.1%
Nelson Labs	112,689	97,867	14,822	15.1%
Segment Income
Sterigenics	$148,030	$126,121	$21,909	17.4%
Nordion	44,954	40,431	4,523	11.2%
Nelson Labs	46,896	39,760	7,136	17.9%
Segment Income margin
Sterigenics	53.6%	53.1%
Nordion	59.9%	61.5%
Nelson Labs	41.6%	40.6%
Net Revenues by Segment
Sterigenics net revenues were $276.3 million for the six months ended June 30, 2021, an increase of $38.7 million, or 16.3%, as compared to the six months ended June 30, 2020. The increase reflects a 5.3% growth in organic sales volume and a 3.6% favorable impact from pricing. The Iotron acquisition further contributed 5.3% of revenue growth. In addition, Sterigenics net revenue increased by 2.1% attributable to changes in foreign currency exchanges rates.
Nordion net revenues were $75.0 million for the six months ended June 30, 2021, an increase of $9.3 million, or 14.1%, as compared to the three months ended June 30, 2020. The increase reflects a 7.6% impact from the strengthening of the Canadian dollar compared to the U.S. dollar for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 and a 6.7% impact from favorable pricing, offset by lower volumes of industrial-use Co-60.
Nelson Labs net revenues were $112.7 million for the six months ended June 30, 2021, an increase of $14.8 million, or 15.1%, as compared to the six months ended June 30, 2020. Net revenue growth was driven by volume growth of 4.3% and favorable impacts from pricing of 3.9%. The increase also reflects a 5.0% revenue contribution from the acquisition of BioScience Labs. The remainder of the increase was attributable to changes in foreign currency exchanges rates.
Segment Income
Sterigenics segment income was $148.0 million for the six months ended June 30, 2021, an increase of $21.9 million, or 17.4%, as compared to the six months ended June 30, 2020. The increase in segment income was primarily a result of organic sales volume growth coupled with the contributions of the Iotron acquisition and favorable pricing, as referenced above. This was partially offset by incremental overhead associated with being a public company.
Nordion segment income was $45.0 million for the six months ended June 30, 2021, an increase of $4.5 million, or 11.2%, as compared to the six months ended June 30, 2020. The increase in segment income was primarily due to the favorable impact from foreign currency exchange rates as well as favorable customer pricing. This was partially offset by decreases in sales volume of industrial-use Co-60 referenced above and incremental overhead associated with being a public company.
Nelson Labs segment income was $46.9 million for the six months ended June 30, 2021, an increase of $7.1 million, or 17.9%, as compared to the six months ended June 30, 2020, due to the incremental contribution of BioScience Labs and favorable pricing referenced above. This increase was partially offset by incremental overhead associated with being a public company.

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
As of June 30, 2021, we had $156.2 million of cash and cash equivalents. This is an increase of $53.8 million from the balance at December 31, 2020. Our foreign subsidiaries held cash of approximately $123.9 million at June 30, 2021 and $88.8 million at December 31, 2020. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the six months ended June 30, 2021, our capital expenditures amounted to $44.8 million, compared to $23.4 million for the six months ended June 30, 2020.
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, make expected capital expenditures, meet litigation costs and meet foreseeable liquidity requirements, including debt service on our long-term debt, for at least the next twelve months. Cash provided by operations in excess of amounts needed may be used to fund potential acquisitions, to repay outstanding debt, or for other general corporate purposes. As of June 30, 2021, there were no outstanding borrowings on the Revolving Credit Facility. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of June 30, 2021, our interest rate caps limit our cash flow exposure related to LIBOR for approximately 81% of our variable rate borrowings to the facility LIBOR floor of 0.5%. Refer to Note 17, “Financial Instruments and Financial Risk” under the heading “Derivative Instruments” for additional information regarding the interest rate caps used to manage economic risks associated with our variable rate borrowings.
Cash Flow Information
Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

(thousands of U.S. dollars)	2021	2020

Net Cash Provided by (Used in):
Operating activities	$134,256	$52,687
Investing activities	(70,974)	(23,438)
Financing activities	(12,090)	(6,518)
Effect of foreign currency exchange rate changes on cash and cash equivalents	2,578	601
Net increase in cash and cash equivalents, including restricted cash, during the period	$53,770	$23,332
Operating activities
Cash flows provided by operating activities increased $81.6 million to net cash provided of $134.3 million in the six months ended June 30, 2021 compared to $52.7 million for the six months ended June 30, 2020. Higher cash flows from operating activities in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 were driven by an increase in operating income of $18.0 million and a decrease in cash paid for interest of $76.1 million, offset by an increase in cash paid for income taxes of $19.5 million.
Investing activities
Cash used by investing activities increased $47.5 million to net cash used of $71.0 million in the six months ended June 30, 2021 compared to $23.4 million for the six months ended June 30, 2020. The change was attributable to an increase in cash paid for capital expenditures of $21.4 million, the acquisition of BioScience on March 8, 2021 for a net purchase price of approximately $13.8 million, and the acquisition of the mandatorily redeemable noncontrolling interest in Nelson Labs Fairfield for $12.4 million.

Financing activities
For the six months ended June 30, 2021, net cash used in financing activities increased $5.6 million to $12.1 million compared to net cash used of $6.5 million for the six months ended June 30, 2020. The primary use of cash from financing activities was the payment of $7.7 million for the acquisition of the noncontrolling interests in our China subsidiaries and $3.7 million of debt issuance costs in connection with our refinancing of the Senior Secured Credit Facilities as described in “Debt Facilities” below. Our principal use of cash for financing activities for the six months ended June 30, 2020 was principal payments on debt.
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Term Loan matures on December 13, 2026, and the Revolving Credit Facility's original maturity date was December 13, 2024. On December 17, 2020, we increased the capacity of our Revolving Credit Facility from $190.0 million to $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of June 30, 2021 and December 31, 2020, total borrowings under the Term Loan were $1,763.1 million and $1,763.1 million, respectively, and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the three months ended June 30, 2021 and June 30, 2020 was 3.25% and 5.50%, respectively, and 3.64% and 5.84% for the six months ended June 30, 2021 and June 30, 2020, respectively.
On January 20, 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over the London Interbank Offered Rate (“LIBOR”) on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The changes result in an effective reduction in current interest rates of 2.25%. As a result of the repricing, we expect cash interest savings of approximately $40.0 million per year based on the outstanding principal balance as of June 30, 2021. In connection with this amendment, we wrote off $11.3 million of unamortized debt issuance and discount costs and incurred an additional $2.9 million of expense related to debt issuance costs attributable to the refinancing. These costs were recorded to “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
As of June 30, 2021 and December 31, 2020, capitalized debt issuance costs totaled $2.9 million and $3.4 million, respectively, and debt discounts totaled $19.1 million and $31.6 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized as a component of interest expense over the term of the debt agreement.
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
As of June 30, 2021 and December 31, 2020, there were no borrowings on the Revolving Credit Facility. SHH borrowed $50.0 million on the Revolving Credit Facility during the first quarter of 2020 which was repaid in the second quarter of 2020. The interest rate on the borrowings under the Revolving Credit Facility during 2020 averaged approximately 5.0%.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of June 30, 2021, the Company had $69.0 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $278.5 million.
First Lien Notes
On July 31, 2020, SHH issued $100.0 million aggregate principal amount of senior secured first lien notes due 2026 (the “First Lien Notes”), which mature on December 13, 2026. The First Lien Notes bear interest at a rate equal to LIBOR subject to a 1.00% floor plus 6.00% per annum. Interest is payable on a quarterly basis with no principal due until maturity. The weighted average interest rate on the First Lien Notes for the three and six months ended June 30, 2021 was 7.00%.
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
At June 30, 2021 and December 31, 2020, capitalized debt issuance costs were $0.8 million and $0.9 million, respectively, and debt discounts were $2.6 million and $2.8 million, respectively, related to the First Lien Notes, which are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized into interest expense over the term of the debt agreement.
2020 Debt Repayments
On November 24, 2020, we closed our initial public offering (the “IPO”), in which we sold 53,590,000 shares of our common stock at a price of $23.00 per share, which included the full exercise by the underwriters of their option to purchase up to an additional 6,990,000 shares of common stock. We raised approximately $1.2 billion in net proceeds after deducting underwriters’ discounts and commissions. We used the net proceeds received by us from the IPO to (i) redeem $770.0 million in aggregate principal amount of the Second Lien Senior Secured Notes with an original maturity date of December 13, 2027 (the “Second Lien Notes”), plus accrued and unpaid interest thereon and $15.4 million of redemption premium, (ii) repurchase 1,568,445 shares of our common stock from certain of our executive officers at a purchase price per share equal to the IPO price per share of our common stock less an amount equal to the underwriting discounts and commissions payable thereon and (iii) repay $341.0 million of the outstanding indebtedness under the Term Loan, plus accrued and unpaid interest thereon. In connection with the debt repayments, we wrote off $28.9 million of debt issuance and discount costs and recognized $15.4 million in premiums paid for the early extinguishment of the Second Lien Notes. We recognized these costs within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss) in the fourth quarter of 2020.
Notice of Redemption of First Lien Notes
On August 12, 2021 the Company issued a full redemption notice to the holders of the First Lien Notes. Full redemption is scheduled for the third quarter of 2021 at a redemption price equal to 103.000%. In connection with the redemption, we estimate that we will write off approximately $3.3 million of previously capitalized unamortized debt issuance and discount costs.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2020 Form 10-K. These market risks have not materially changed for the three and six months ended June 30, 2021.
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
Changes in Internal Control
During the three and six months ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Proceedings Described in Note 16 of Our Consolidated Financial Statements
Note 16, “Commitments and Contingencies” to our consolidated financial statements for the three and six months ended June 30, 2021 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 16 for information regarding the following legal proceedings, which information is incorporated into this item by reference:
•FM Global Business Interruption Claim (NRU Outage)
•Ethylene Oxide Tort Litigation – Illinois
•Ethylene Oxide Tort Litigation – Georgia
•Suspension of Georgia Facility Operations & Related Litigation; and
•Ethylene Oxide Litigation – New Mexico
Legal Proceedings That Are Not Described in Note 16 to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 16 to our consolidated financial statements for the three and six months ended June 30, 2021 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matter also constitutes a material pending legal proceeding, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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

In 2011, former shareholders established an escrow account to satisfy indemnity claims for losses resulting from governmental claims related to this matter, including those relating to environmental law violations, financial advantage claims, as well as criminal and civil fines and penalties. The balance of the special escrow at June 30, 2021 was approximately US$1.9 million and the cash collateral held by ABN Amro to provide security for the claims was approximately €2.4 million (US$2.9 million) as of June 30, 2021. These amounts are available to satisfy claims relating to the ongoing matter through its anticipated resolution. At this time, we expect that the appeal of this matter will likely take several years to resolve, barring unforeseen delays. However, we believe the indemnification receivable continues to be recoverable and plan to ensure escrow funds remain in place to cover outcomes of an appeal.
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
Date: August 12, 2021