Form 10-Q
period 2021-09-30
Sotera Health Co
filed 2021-11-10
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of November 3, 2021, there were 282,916,909 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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
•intense competition for qualified employees in the industries in which we operate;
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

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands)

	As of
	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$114,912	$102,447
Restricted cash short-term	7	7
Accounts receivable, net of allowance for uncollectible accounts of $957 and $708, respectively	96,094	91,735
Inventories, net	37,496	34,093
Prepaid expenses and other current assets	67,707	64,964
Income taxes receivable	21,089	21,769
Total current assets	337,305	315,015
Property, plant, and equipment, net	624,341	609,814
Operating lease assets	42,682	45,963
Deferred income taxes	8,015	8,424
Investment in unconsolidated affiliate	9,396	13,457
Other assets	9,211	9,304
Other intangible assets, net	608,641	643,366
Goodwill	1,103,148	1,115,936
Total assets	$2,742,739	$2,761,279
Liabilities and equity
Current liabilities:
Accounts payable	$51,814	$52,400
Accrued liabilities	54,497	60,518
Deferred revenue	4,866	6,056
Current portion of finance lease obligations	1,339	1,173
Current portion of operating lease obligations	9,546	9,383
Current portion of asset retirement obligations	630	620
Income taxes payable	10,914	10,448
Total current liabilities	133,606	140,598
Long-term debt	1,742,578	1,824,789
Finance lease obligations, less current portion	38,014	34,939
Operating lease obligations, less current portion	35,378	38,941
Noncurrent asset retirement obligations	46,117	45,013
Deferred lease income	20,871	21,255
Post-retirement obligations	42,544	48,223
Mandatorily redeemable noncontrolling interest	—	13,625
Noncurrent liabilities	19,300	17,506
Deferred income taxes	138,562	121,816
Total liabilities	2,216,970	2,306,705
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at September 30, 2021 and 285,990 at December 31, 2020	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 authorized; no shares issued at September 30, 2021 and December 31, 2020, respectively	—	—
Treasury stock, at cost (3,120 and 2,742 shares at September 30, 2021 and December 31, 2020, respectively)	(34,000)	(34,000)
Additional paid-in capital	1,171,104	1,166,412
Retained deficit	(508,243)	(589,128)
Accumulated other comprehensive loss	(105,952)	(93,842)
Total equity attributable to Sotera Health Company	525,769	452,302
Noncontrolling interests	—	2,272
Total equity	525,769	454,574
Total liabilities and equity	$2,742,739	$2,761,279
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Service	$200,499	$182,176	$597,907	$524,025
Product	25,665	17,852	92,322	77,288
Total net revenues	226,164	200,028	690,229	601,313
Cost of revenues:
Service	88,349	83,697	264,776	247,386
Product	12,229	8,820	40,734	30,932
Total cost of revenues	100,578	92,517	305,510	278,318
Gross profit	125,586	107,511	384,719	322,995
Operating expenses:
Selling, general and administrative expenses	44,038	45,632	146,331	125,369
Amortization of intangible assets	15,877	14,849	48,081	43,989
Total operating expenses	59,915	60,481	194,412	169,358
Operating income	65,671	47,030	190,307	153,637
Interest expense, net	18,140	55,330	58,585	167,142
Loss on extinguishment of debt	6,365	—	20,677	—
Foreign exchange loss (gain)	756	(4,571)	1,410	(5,370)
Other income, net	(693)	(3,145)	(7,347)	(4,353)
Income (loss) before income taxes	41,103	(584)	116,982	(3,782)
Provision (benefit) for income taxes	13,659	(1,213)	35,858	(9,677)
Net income	27,444	629	81,124	5,895
Less: Net income attributable to noncontrolling interests	—	619	239	832
Net income attributable to Sotera Health Company	27,444	10	80,885	5,063
Other comprehensive (loss) income net of tax:
Pension and post-retirement benefits (net of taxes of $466, $(182), $240, and $236, respectively)	1,383	(540)	713	700
Interest rate swaps (net of taxes of $0, $661, $0 and $(63), respectively)	—	1,835	—	(179)
Foreign currency translation	(29,867)	17,223	(12,528)	(31,304)
Comprehensive income (loss)	(1,040)	19,147	69,309	(24,888)
Less: comprehensive income attributable to noncontrolling interests	—	620	534	832
Comprehensive income (loss) attributable to Sotera Health Company	$(1,040)	$18,527	$68,775	$(25,720)
Earnings per share:
Basic	$0.10	$—	$0.29	$0.02
Diluted	0.10	—	0.29	0.02
Weighted average number of shares outstanding:
Basic	279,381	232,400	279,097	232,400
Diluted	279,560	232,400	279,253	232,400
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$81,124	$5,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,457	47,334
Amortization of intangible assets	65,299	59,824
Loss on extinguishment of debt	20,677	—
Deferred income taxes	8,131	(178)
Share-based compensation expense	10,489	4,019
Accretion of asset retirement obligations	1,751	1,502
Unrealized foreign exchange losses / (gains)	715	(10,006)
Unrealized (gain) / loss on embedded derivative instruments	(424)	579
Amortization of debt issuance costs	4,789	8,828
Other	(6,174)	(5,096)
Changes in operating assets and liabilities:
Accounts receivable	(4,901)	4,533
Inventories	(3,429)	7,175
Other current assets	2,225	(2,697)
Accounts payable	(291)	(7,848)
Accrued liabilities	(7,985)	3,030
Income taxes payable / receivable	(3,620)	(20,057)
Other liabilities	(290)	412
Other long-term assets	(349)	1,491
Net cash provided by operating activities	215,194	98,740
Investing activities:
Purchases of property, plant and equipment	(60,898)	(33,640)
Purchase of mandatorily redeemable noncontrolling interest in Nelson Laboratories Fairfield, Inc.	(12,425)	—
Purchase of BioScience Laboratories, LLC, net of cash acquired	(13,530)	—
Purchase of Iotron Industries Canada, Inc., net of cash acquired	—	(106,280)
Other investing activities	(717)	—
Net cash used in investing activities	(87,570)	(139,920)
Financing activities:
Proceeds from borrowings	—	150,000
Purchase of noncontrolling interests in China subsidiaries	(8,418)	—
Payments of debt issuance costs and prepayment premium	(6,718)	(3,898)
Payments on debt	(100,000)	(61,025)
Other	(368)	(1,116)
Net cash (used in) provided by financing activities	(115,504)	83,961
Effect of exchange rate changes on cash and cash equivalents	345	2,639
Net increase in cash and cash equivalents, including restricted cash	12,465	45,420
Cash and cash equivalents, including restricted cash, at beginning of period	102,454	63,025
Cash and cash equivalents, including restricted cash, at end of period	$114,919	$108,445
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$53,726	$163,965
Cash paid during the period for income taxes, net of tax refunds received	31,922	9,650
Equipment purchases included in accounts payable	14,527	8,494
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Treasury Stock
Balance at June 30, 2021	282,917	$2,860	$(34,000)	$1,167,566	$(535,687)	$(77,468)	$—	$523,271
Share-based compensation plans	—	—	—	3,538	—	—	—	3,538
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	1,383	—	1,383
Foreign currency translation	—	—	—	—	—	(29,867)	—	(29,867)
Net income	—	—	—	—	27,444	—	—	27,444
Balance at September 30, 2021	282,917	$2,860	$(34,000)	$1,171,104	$(508,243)	$(105,952)	$—	$525,769

	Nine Months Ended September 30, 2021
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2020	283,248	$2,860	$(34,000)	$1,166,412	$(589,128)	$(93,842)	$2,272	$454,574
Acquisition of noncontrolling interests	—	—	—	(5,772)	—	—	(2,806)	(8,578)
Issuance of shares	47	—	—	1,080	—	—	—	1,080
Share-based compensation plans	(378)	—	—	9,384	—	—	—	9,384
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	713	—	713
Foreign currency translation	—	—	—	—	—	(12,823)	295	(12,528)
Net income	—	—	—	—	80,885	—	239	81,124
Balance at September 30, 2021	282,917	$2,860	$(34,000)	$1,171,104	$(508,243)	$(105,952)	$—	$525,769
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity (Deficit) (continued)
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount
Balance at June 30, 2020	232,400	$2,324	$3,118	$(545,458)	$(143,688)	$1,654	$(682,050)
Share-based compensation plans	—	—	901	—	—	—	901
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	(540)	—	(540)
Foreign currency translation	—	—	—	—	17,640	(417)	17,223
Interest rate swaps	—	—	—	—	1,835	—	1,835
Net income	—	—	—	10	—	620	630
Balance at September 30, 2020	232,400	$2,324	$4,019	$(545,448)	$(124,753)	$1,857	$(662,001)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	232,400	$2,324	$—	$(550,511)	$(94,387)	$1,442	$(641,132)
Share-based compensation plans	—	—	4,019	—	—	—	4,019
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	700	—	700
Foreign currency translation	—	—	—	—	(30,887)	(417)	(31,304)
Interest rate swaps	—	—	—	—	(179)	—	(179)
Net income	—	—	—	5,063	—	832	5,895
Balance at September 30, 2020	232,400	$2,324	$4,019	$(545,448)	$(124,753)	$1,857	$(662,001)
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
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three and nine months ended September 30, 2021 and 2020:

(thousands of U.S. dollars)	Three Months Ended September 30, 2021
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$145,314	$28,768	$—	$174,082
Over time	—	—	52,082	52,082
Total	$145,314	$28,768	$52,082	$226,164

(thousands of U.S. dollars)	Three Months Ended September 30, 2020
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$126,303	$20,268	$—	$146,571
Over time	—	—	53,457	53,457
Total	$126,303	$20,268	$53,457	$200,028

(thousands of U.S. dollars)	Nine Months Ended September 30, 2021
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$421,647	$102,439	$—	$524,086
Over time	—	1,372	164,771	166,143
Total	$421,647	$103,811	$164,771	$690,229

(thousands of U.S. dollars)	Nine Months Ended September 30, 2020
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$363,955	$86,034	$—	$449,989
Over time	—	—	151,324	151,324
Total	$363,955	$86,034	$151,324	$601,313
Contract Balances
As of September 30, 2021, and December 31, 2020, contract assets included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets totaled approximately $14.7 million and $12.7 million, respectively, resulting from revenue recognized over time in excess of the amount billed to the customer.

Sotera Health Company
Notes to Consolidated Financial Statements
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $4.9 million and $6.1 million at September 30, 2021 and December 31, 2020, respectively. We recognize deferred revenue after all revenue recognition criteria are met.
4.Acquisitions
Acquisition of Noncontrolling Interests in China Subsidiaries
On May 18, 2021, the Company acquired the remaining 15% and 33% noncontrolling interests associated with our two subsidiaries located in China. As a result, both entities are now 100% owned by the Company. The purchase price of the remaining equity interests was approximately $8.6 million, net of the cancellation of an $0.8 million demand note. The Company paid 90% of the cash consideration on the acquisition date. The remaining amounts were partially settled in post-closing payments in the third quarter of 2021; $0.2 million of the post-closing payment remains outstanding as of September 30, 2021 subject to the terms of the equity transfer agreements. As a result of the transactions, we continue to consolidate both of these subsidiaries, however, as of May 18, 2021, we no longer record noncontrolling interests in the consolidated financial statements as these subsidiaries are fully owned by the Company. The purchases were accounted for as equity transactions. As a result of these transactions, noncontrolling interests were reduced by $2.8 million reflecting the carrying value of the interest with $5.8 million of the difference charged to additional paid-in capital.

Acquisition of BioScience Laboratories, LLC
On March 8, 2021, we acquired BioScience Laboratories, LLC (“BioScience Labs”) for approximately $13.5 million, net of $0.2 million of cash acquired plus the contemporaneous repayment of BioScience Labs’ outstanding debt of $1.9 million. BioScience is a provider of outsourced topical antimicrobial product testing in the pharmaceutical, medical device, and consumer products industries with one location in Bozeman, Montana.
The purchase price of BioScience Labs was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. Changes to the allocation of the purchase price may occur as these measurements are completed. Approximately $10.6 million of goodwill was recorded related to the BioScience Labs acquisition, representing the excess of the purchase price over the preliminary estimated fair values of all the assets acquired and liabilities assumed. The Company funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to the Company's consolidated financial statements.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The estimated fair value of the underlying acquired assets and assumed liabilities of the Iotron acquisition and the measurement period adjustments recognized during the nine months ended September 30, 2021, were as follows:

(thousands of U.S. dollars)
Allocation of purchase price to the fair value of net assets acquired (net of cash acquired):	Amount recognized as of December 31, 2020	Measurement Period Adjustments	Amount recognized as of September 30, 2021
Goodwill	$69,046	$(19,447)	$49,599
Intangibles	16,427	26,273	42,700
Property, plant, and equipment	13,812	4,346	18,158
Working capital, net	1,115	2	1,117
Investment in unconsolidated affiliate	12,881	(4,181)	8,700
Assumed long-term liabilities	(2,248)	—	(2,248)
Other assets/liabilities, net	(5,846)	(6,993)	(12,839)
Total purchase price	$105,187	$—	$105,187
Approximately $49.6 million of goodwill was recorded related to the Iotron acquisition, representing the excess of the purchase price over the estimated fair values of all the assets acquired and liabilities assumed. The fair value allocated to goodwill and tangible and intangible assets are deductible for tax purposes. The qualitative elements of goodwill primarily represent the expanded future growth opportunities for the combined company and the addition of Iotron’s highly skilled workforce. The Company recorded $39.1 million and $3.6 million for intangible assets as part of the acquisition related to customer relationships and employee non-compete agreements, respectively. The estimated useful lives of the identifiable finite-lived intangible assets range from 5 to 15 years.
Iotron’s results of operations are included in our consolidated financial statements from the date of the transaction within the Sterigenics segment. The unaudited pro forma consolidated results for the three and nine months ended September 30, 2020, are reflected in the pro forma table below had the transaction occurred on January 1, 2020. The following unaudited supplemental pro forma financial information is based on our historical consolidated financial statements and Iotron’s historical consolidated financial statements, as adjusted for amortization of acquired intangible assets, an increase in interest expense resulting from interest on the First Lien Notes to finance the acquisition, and to reflect the change in the estimated income tax rate for federal and state purposes.

	Three Months Ended September 30,	Nine Months Ended September 30,
(thousands of U.S. dollars)	2020	2020
Net revenues	$202,166	$616,144
Net income	575	7,737
In connection with the Iotron acquisition, we incurred approximately $0.4 million and $2.8 million in transaction costs for the three and nine months ended September 30, 2020, respectively, which were included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Sotera Health Company
Notes to Consolidated Financial Statements
5.Inventories
Inventories consisted primarily of the following:

(thousands of U.S. dollars)
	September 30, 2021	December 31, 2020
Raw materials and supplies	$33,437	$29,114
Work-in-process	1,282	846
Finished goods	2,900	4,256
	37,619	34,216
Reserve for excess and obsolete inventory	(123)	(123)
Inventories, net	$37,496	$34,093
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted primarily of the following:

(thousands of U.S. dollars)
	September 30, 2021	December 31, 2020
Prepaid taxes	$27,878	$22,883
Prepaid business insurance	2,249	10,403
Prepaid rent	1,151	1,170
Customer contract assets	14,651	12,670
Insurance and indemnification receivables	3,006	2,751
Current deposits	1,018	673
Prepaid maintenance contracts	363	404
Value added tax receivable	1,614	2,094
Prepaid software licensing	1,655	1,181
Stock supplies	3,322	2,715
Other	10,800	8,020
Prepaid expenses and other current assets	$67,707	$64,964
7.Goodwill and Other Intangible Assets
Changes to goodwill during the nine months ended September 30, 2021 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2020	$683,481	$287,932	$144,523	$1,115,936
BioScience Labs acquisition	—	—	10,573	10,573
Iotron acquisition measurement period adjustments	(19,447)	—	—	(19,447)
Changes due to foreign currency exchange rates	(2,536)	705	(2,083)	(3,914)
Goodwill at September 30, 2021	$661,498	$288,637	$153,013	$1,103,148

Sotera Health Company
Notes to Consolidated Financial Statements
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of September 30, 2021
Finite-lived intangible assets
Customer relationships	$659,267	$352,052
Proprietary technology	89,121	43,174
Trade names	149	114
Land-use rights	9,599	1,503
Sealed source and supply agreements	241,386	105,598
Other	5,459	1,839
Total finite-lived intangible assets	1,004,981	504,280

Indefinite-lived intangible assets
Regulatory licenses and other(a)	82,033	—
Trade names / trademarks	25,907	—
Total indefinite-lived intangible assets	107,940	—
Total	$1,112,921	$504,280

As of December 31, 2020	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$634,454	$309,428
Proprietary technology	90,964	38,075
Trade names	156	105
Land-use rights	9,489	1,311
Sealed source and supply agreements	240,791	92,953
Other	1,937	519
Total finite-lived intangible assets	977,791	442,391

Indefinite-lived intangible assets
Regulatory licenses and other(a)	81,832	—
Trade names / trademarks	26,134	—
Total indefinite-lived intangible assets	107,966	—
Total	$1,085,757	$442,391
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
Amortization expense for other intangible assets was $21.2 million ($5.3 million is included in “Cost of revenues” and $15.9 million in “Selling, general and administrative expenses”) and $65.3 million ($17.2 million is included in “Cost of revenues” and $48.1 million in “Selling, general and administrative expenses”) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021, respectively.

Sotera Health Company
Notes to Consolidated Financial Statements
Amortization expense for other intangible assets was $20.2 million ($5.4 million is included in “Cost of revenues” and $14.8 million in “Selling, general and administrative expenses”) and $59.8 million ($15.8 million is included in “Cost of revenues” and $44.0 million in “Selling, general and administrative expenses”) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020, respectively.
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2021	$20,062
2022	81,182
2023	80,763
2024	79,986
2025	42,190
Thereafter	196,518
Total	$500,701
The weighted-average remaining useful life of the finite-lived intangible assets was approximately 10 years as of September 30, 2021.
8.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	September 30, 2021	December 31, 2020
Accrued employee compensation	$31,989	$34,760
Legal reserves	2,751	2,751
Accrued interest expense	720	186
Embedded derivatives	281	670
Professional fees	5,638	12,686
Accrued utilities	1,845	1,864
Insurance accrual	2,022	1,255
Accrued taxes	3,750	2,599
Other	5,501	3,747
Accrued liabilities	$54,497	$60,518

Sotera Health Company
Notes to Consolidated Financial Statements
9.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
	September 30, 2021	December 31, 2020
Term loan, due 2026	$1,763,100	$1,763,100
Senior notes, due 2026	—	100,000
Other long-term debt	450	450
Total long-term debt	1,763,550	1,863,550
Less unamortized debt issuance costs and debt discounts	(20,972)	(38,761)
Total long-term debt, less debt issuance costs and debt discounts	$1,742,578	$1,824,789
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Term Loan matures on December 13, 2026, and the Revolving Credit Facility's original maturity date was December 13, 2024. On December 17, 2020, we increased the capacity of our Revolving Credit Facility from $190.0 million to $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of September 30, 2021 and December 31, 2020, total borrowings under the Term Loan were $1,763.1 million in each period, respectively, and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the three months ended September 30, 2021 and September 30, 2020 was 3.25% and 5.50%, respectively, and 3.51% and 5.73% for the nine months ended September 30, 2021 and September 30, 2020, respectively.
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
As of September 30, 2021 and December 31, 2020, capitalized debt issuance costs totaled $2.8 million and $3.4 million, respectively, and debt discounts totaled $18.2 million and $31.6 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized as a component of interest expense over the term of the debt agreement.
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

Sotera Health Company
Notes to Consolidated Financial Statements
As of September 30, 2021 and December 31, 2020, there were no borrowings on the Revolving Credit Facility. SHH borrowed $50.0 million on the Revolving Credit Facility during the first quarter of 2020 which was repaid in the second quarter of 2020. The interest rate on the borrowings under the Revolving Credit Facility during 2020 averaged approximately 5.0%.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of September 30, 2021, the Company had $67.6 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $279.9 million.
First Lien Notes
On July 31, 2020, SHH issued $100.0 million aggregate principal amount of senior secured first lien notes due 2026 (the “First Lien Notes”), which were scheduled to mature on December 13, 2026. On August 27, 2021 SHH redeemed in full the $100.0 million aggregate principal amount of the First Lien Notes. In connection with this redemption, the Company paid a $3.0 million early redemption premium, in accordance with the terms of the First Lien Notes Indenture, and wrote off $3.4 million of debt issuance and discount costs. The Company recognized these expenses within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021.
Prior to the redemption, the First Lien Notes bore interest at a rate equal to LIBOR subject to a 1.00% floor plus 6.00% per annum. Interest was payable on a quarterly basis with no principal due until maturity. The weighted average interest rate on the First Lien Notes during 2021 up to the August 27, 2021 redemption date was 7.00%.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of September 30, 2021, are as follows:

(thousands of U.S. dollars)
2021	$—
2022	—
2023	450
2024	—
2025	—
Thereafter	1,763,100
Total	$1,763,550
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
Our effective tax rates were 33.2 % and 30.7% for the three and nine months ended September 30, 2021, respectively, compared to (207.7)% and (255.9)% for the three and nine months ended September 30, 2020, respectively.
Income tax expense for the three months ended September 30, 2021 differed from the statutory rate primarily due to the impact of the foreign rate differential, global intangible low-tax income (“GILTI”) and a net increase in the interest expense valuation allowance. Provision for income taxes for the three months ended September 30, 2020 differed from the statutory rate primarily due to the foreign rate differential, GILTI, non-deductible expenses as well as the impact of the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which increased the limitation on interest expense deductions and resulted in a valuation allowance reversal.
Income tax expense for the nine months ended September 30, 2021 differed from the statutory rate primarily due to the impact of the foreign rate differential, GILTI, a net increase in the interest expense valuation allowance, and a discrete item pertaining to an income tax rate change in the United Kingdom. This was partially offset by an additional discrete item in the first quarter of 2021, which reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.
Our effective tax rates for the three and nine months ended September 30, 2020 differed from the statutory rate due to the impact of GILTI, the foreign rate differential, non-deductible expenses as well as the impact of the CARES Act. The CARES Act increased the limitation on the deductibility of interest expense from 30% to 50% for tax years beginning in 2019 or 2020, among other provisions. The increased limitation resulted in a current tax benefit for the nine months ended September 30, 2020 of $8.7 million. The increased limitation also resulted in a $5.6 million valuation allowance reversal in the nine months ended September 30, 2020.
11.Employee Benefits
The Company sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution pension plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.

Sotera Health Company
Notes to Consolidated Financial Statements
Defined benefit pension plan
The interest cost and expected return on plan assets are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic pension cost for the defined benefit plans for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2021	2020	2021	2020
Service cost	$300	$278	$905	$821
Interest cost	1,622	2,024	4,897	5,974
Expected return on plan assets	(3,577)	(3,629)	(10,799)	(10,712)
Amortization of net actuarial loss	269	200	811	588
Net periodic benefit	$(1,386)	$(1,127)	$(4,186)	$(3,329)
Other benefit plans
Other benefit plans include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. All but one, non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2021	2020	2021	2020
Service cost	$7	$7	$21	$21
Interest cost	59	74	179	218
Amortization of net actuarial loss	9	13	26	39
Net periodic benefit cost	$75	$94	$226	$278
We currently expect funding requirements of approximately $2.8 million in each of the next five years to fund the regulatory solvency deficit, as defined by Canadian federal regulation, which require solvency testing on defined benefit pension plans.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of September 30, 2021, and December 31, 2020, we had letters of credit outstanding relating to the defined benefit plans totaling $44.5 million and $41.3 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Swaps	Total
Beginning balance – July 1, 2021	$(44,813)		$(32,655)	$—	$(77,468)
Other comprehensive income (loss) before reclassifications	1,105		(29,867)	—	(28,762)
Amounts reclassified from accumulated other comprehensive income (loss)	278	(a)	—	—	278
Net current-period other comprehensive income (loss)	1,383		(29,867)	—	(28,484)
Ending balance – September 30, 2021	$(43,430)		$(62,522)	$—	$(105,952)

Beginning balance – January 1, 2021	$(44,143)		$(49,699)	$—	(93,842)
Other comprehensive income (loss) before reclassifications	(124)		(12,823)	—	(12,947)
Amounts reclassified from accumulated other comprehensive income (loss)	837	(a)	—	—	837
Net current-period other comprehensive income (loss)	713		(12,823)	—	(12,110)
Ending balance – September 30, 2021	$(43,430)		$(62,522)	$—	$(105,952)

(thousands of U.S. dollars)	Defined Benefit Plans	Foreign Currency Translation	Interest Rate Swaps		Total
Beginning balance – July 1, 2020	$(25,873)	$(115,980)	$(1,835)		$(143,688)
Other comprehensive income (loss) before reclassifications	(540)	17,640	(644)		16,456
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2,479	(b)	2,479
Net current-period other comprehensive income (loss)	(540)	17,640	1,835		18,935
Ending balance – September 30, 2020	$(26,413)	$(98,340)	$—		$(124,753)

Beginning balance – January 1, 2020	$(27,113)	$(67,453)	$179		$(94,387)
Other comprehensive income (loss) before reclassifications	700	(30,887)	(5,234)		(35,421)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	5,055	(b)	5,055
Net current-period other comprehensive income (loss)	700	(30,887)	(179)		(30,366)
Ending balance – September 30, 2020	$(26,413)	$(98,340)	$—		$(124,753)
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
Restricted stock distributed in respect of pre-IPO Class B-2 Units (which were considered performance vesting units) are scheduled to vest only upon satisfaction of certain thresholds. These units generally vest as of the first date on which (i) our Sponsors have received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Sotera Health Topco Parent, L.P. (of which the Company was a direct wholly owned subsidiary prior to the IPO) and (ii) the Sponsors’ internal rate of return exceeds twenty percent, subject to such grantee’s continued services through such date. In the event of a change in control of the Company, any outstanding shares of our common stock distributed in respect of Class B-2 Units that remain unvested immediately following the consummation of such a change in control of the Company shall be immediately canceled and forfeited without compensation. Stock based compensation expense attributed to the pre-IPO Class B-2 awards was recorded in the fourth quarter of 2020 as the related performance conditions were considered probable of achievement and the implied service conditions were met. As of September 30, 2021, these awards remain unvested.
We recognized $0.7 million and $0.9 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the three months ended September 30, 2021 and 2020, and $2.0 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively.
A summary of the activity for the nine months ended September 30, 2021 related to the restricted stock awards distributed to the Company service providers in respect of the pre-IPO awards (Class B-1 and B-2 Units) is presented below:

	Restricted Stock - Pre- IPO B-1	Restricted Stock - Pre- IPO B-2
Unvested at December 31, 2020	2,201,239	2,323,333
Forfeited	(43,361)	(284,850)
Vested	(757,636)	—
Unvested at September 30, 2021	1,400,242	2,038,483
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
We recognized $2.9 million ($1.3 million for stock options and $1.6 million for RSUs) of share-based compensation expense for these awards for the three months ended September 30, 2021, and $8.5 million ($3.9 million for stock options and $4.6 million for RSUs) for the nine months ended September 30, 2021 in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses.”

Sotera Health Company
Notes to Consolidated Financial Statements
Stock Options
Stock options have a four-year vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted- average Exercise Price
At December 31, 2020	2,389,258	$23.00
Granted	38,176	24.70
Forfeited	(24,678)	23.15
Exercised	—	—
At September 30, 2021	2,402,756	$23.03
As of September 30, 2021, there were no stock options vested or exercisable.
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on our market price on the date of grant. The following table summarizes our unvested RSUs activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted- average Grant Date Fair Value
Unvested at December 31, 2020	771,276	$23.00
Granted	108,255	24.17
Forfeited	(18,798)	23.13
Vested	(46,952)	23.00
Unvested at September 30, 2021	813,781	$23.15
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

Sotera Health Company
Notes to Consolidated Financial Statements
Our basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Earnings:
Net income	$27,444	$629	$81,124	$5,895
Less: Net income attributable to noncontrolling interests	—	619	239	832
Less: Allocation to participating securities	343	—	1,089	—
Net income attributable to Sotera Health Company common shareholders	$27,101	$10	$79,796	$5,063
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	279,381	232,400	279,097	232,400
Dilutive effect of potential common shares	179	—	156	—
Weighted-average common shares outstanding - diluted(a)	279,560	232,400	279,253	232,400
Earnings per Common Share:
Net income per common share attributable to Sotera Health Company common shareholders - basic	$0.10	$—	$0.29	$0.02
Net income per common share attributable to Sotera Health Company common shareholders - diluted	0.10	—	0.29	0.02
(a)An additional 2,402,798 and 4,713 equivalent shares related to stock options and RSUs, respectively, issued in connection with the 2020 Omnibus Incentive Plan were excluded from the calculation of diluted weighted average common shares outstanding for the three months ended September 30, 2021 and 2,399,054 and 6,749 for the nine months ended September 30, 2021, as they were anti-dilutive. For the three and nine months ended September 30, 2020, there were no potentially dilutive common shares outstanding.
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
On March 30, 2020, Nordion received a favorable judgment in the amount of $25.0 million USD, plus pre-judgment interest, for a total judgment value of $39.8 million USD, or $56.4 million CAD based on exchange rates approved by the trial court. In addition, costs and disbursements were assessed and awarded by the trial court in favor of Nordion in the approximate amount of $1.3 million CAD ($1.0 million USD). FM Global appealed the judgment. On September 3, 2021 the Court of Appeal ruled in favor of FM Global, setting aside the trial court decision, denying insurance coverage to Nordion, and awarding costs and

Sotera Health Company
Notes to Consolidated Financial Statements
disbursements to FM Global (which remain under assessment by the court). In addition, the Court of Appeal set aside the costs and disbursements previously awarded to Nordion by the trial court. On October 21, 2021 Nordion filed an Application for Leave to Appeal in the Supreme Court of Canada.
Ethylene Oxide Tort Litigation - Illinois
Sotera Health LLC, Sterigenics U.S., LLC, GTCR, LLC and other parties are defending personal injury lawsuits related to Sterigenics’ Willowbrook, Illinois operations. Specifically, approximately 770 plaintiffs allege that they suffered personal injuries including cancer and other diseases, or wrongful death, resulting from purported emissions and releases of ethylene oxide (“EO”) from the Willowbrook facility. Additional derivative claims are alleged on behalf of other individuals related to these personal injury plaintiffs. Plaintiffs seek damages in an amount to be determined by the trier of fact. Sterigenics denies these allegations and intends to vigorously defend against these claims. These personal injury lawsuits began to be filed in September 2018, and most of the pending cases were filed before August 21, 2020, the second anniversary of the publication of governmental reports alleging health risks related to the Willowbrook facility. In October 2019 the lawsuits were consolidated for pre-trial purposes by the Cook County Circuit Court, Illinois (the “Consolidated Case”).
All plaintiffs in the Consolidated Case filed an Amended Master Complaint on April 16, 2021, including claims against Griffith Foods International, Inc. (“Griffith”). Griffith filed a motion to dismiss and all other defendants filed answers to the Complaint. The answer of Sterigenics included counterclaims for contribution against Griffith. Plaintiffs have not yet made any specific damages claims.
Written and deposition fact discovery in the Consolidated Case is scheduled to conclude by February 1, 2022.
Trials in three of the individual cases included in the Consolidated Case have been scheduled for July 18, 2022, September 12, 2022 and November 7, 2022.
Ethylene Oxide Tort Litigation – Georgia
Sotera Health LLC, Sterigenics U.S., LLC and other parties are being defended and indemnified in a lawsuit filed on May 19, 2020 in the State Court of Cobb County, Georgia by 53 employees of a contract sterilization customer of Sterigenics (“Indemnitor”). Plaintiffs claim personal injuries resulting from alleged exposure to residual EO while working at the Indemnitor’s distribution center in Lithia Springs, Georgia, allege they were unaware that they were being exposed to EO in Indemnitor’s workplace and seek damages. Discovery is stayed until motions to dismiss the operative complaint are decided.
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
Since August 17, 2020, 41 plaintiffs have filed lawsuits against Sotera Health LLC, Sterigenics U.S., LLC and other parties in the State Court of Cobb County, Georgia and the State Court of Gwinnett County, Georgia alleging that they suffered personal injuries resulting from emissions and releases of EO from Sterigenics’ Atlanta facility. Additional derivative claims are alleged on behalf of other individuals related to these personal injury plaintiffs. Our subsidiaries are also defendants in two lawsuits alleging that the Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. These personal injury and property devaluation Plaintiffs seek various forms of relief including damages. Ten of the personal injury lawsuits pending in Cobb County have been consolidated for pretrial purposes, governed by a phased case management order pursuant to which general causation issues are scheduled to be determined by November 15, 2022, specific causation issues are scheduled to be determined by March 20, 2023, and one case is scheduled to be trial-ready by July 2023. The remaining personal injury and property devaluation cases are in various early stages of pleadings and motions practice and fact discovery. Additional lawsuits relating to Sterigenics’ Atlanta facility are expected to be filed during November 2021.

Sotera Health Company
Notes to Consolidated Financial Statements
Consent Order Allowing Georgia Facility’s Normal Operations & Related Litigation
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
On June 29, 2021, the Court entered an Order Granting Preliminary Injunction (the “Order”). The Order does not require closure of the facility, but prohibits Sterigenics from allowing any uncontrolled emission or release of EO from the facility, including prohibitions on leaving doors open when not in use and allowing EO to escape through point sources prior to filtration or processing through emission controls. Sterigenics promptly took steps to monitor its compliance with the Order. The Order instructed the parties to discuss a protocol to monitor Sterigenics’ compliance and, if agreement could not be reached, to request a hearing so the Court can determine a monitoring protocol and how the costs of monitoring will be paid. In July 2021, the parties conferred but could not reach agreement.
On October 28, 2021 the Court held a hearing on the parties’ positions on an appropriate protocol to monitor Sterigenics’ compliance with the Order and how the costs of monitoring will be paid. A ruling is expected before January 2022. A motion challenging the Court’s jurisdiction over the Company and certain other defendants has been held in abeyance until the completion of jurisdictional discovery, and all other motions to dismiss have been denied. The parties are conducting fact discovery.
Before this lawsuit was filed, Sterigenics was working to implement additional emission control enhancements at the Santa Teresa facility to further reduce EO emissions beyond permitted levels. Sterigenics has received the necessary permits from the New Mexico Environment Department and Doña Ana County for implementation of these additional emission control enhancements.
*    *    *

Sotera Health Company
Notes to Consolidated Financial Statements
Our insurance for litigation related to alleged environmental liabilities, like the litigation pending in Illinois, Georgia and New Mexico described above has limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook, Illinois litigation was fully utilized by June 30, 2020. The remaining $10.0 million limit is currently being utilized for occurrences related to the EO litigation in Georgia and New Mexico described above. As of September 30, 2021, we have utilized approximately $2.2 million of the remaining $10.0 million limit. Our insurance for future alleged environmental liabilities excludes coverage for EO claims.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The Company also entered into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries. The foreign currency forward contracts expire on a monthly basis. The fair value of the outstanding foreign currency forward contracts was zero as of September 30, 2021 and December 31, 2020, respectively.
Embedded Derivatives
We have embedded derivatives in certain of our customer and supply contracts as a result of the currency of the contract being different from the functional currency of the parties involved. Changes in the fair value of the embedded derivatives are recognized in “Other income, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table provides a summary of the notional and fair values of our derivative instruments:

	September 30, 2021				December 31, 2020
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments:
Interest rate caps	$2,500.0	(a)	$201	$—	$1,500.0	$7	$—
Embedded derivatives	77.9	(b)	—	281	83.3	—	670
Total	$2,577.9		$201	$281	$1,583.3	$7	$670
(a)$1,000.0 million notional amount of interest rate caps terminated on September 30, 2021.
(b)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
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
The following tables summarize the activities of our derivative instruments for the periods presented, and the line item they are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)
Three Months Ended September 30,	2021	2020
Unrealized (gain) loss on interest rate caps recorded in interest expense, net	$(116)	$58
Unrealized (gain) loss on embedded derivatives recorded in other income, net	1,189	(1,464)
Realized loss on interest rate swap recorded in interest expense, net	—	2,479
Realized (gain) loss on foreign currency forward contracts recorded in foreign exchange loss (gain)	762	—

(thousands of U.S. dollars)
Nine Months Ended September 30,	2021	2020
Unrealized loss on interest rate caps recorded in interest expense, net	$267	$230
Unrealized (gain) loss on embedded derivatives recorded in other income, net	(424)	579
Realized loss on interest rate swap recorded in interest expense, net	—	5,055
Realized (gain) loss on foreign currency forward contracts recorded in foreign exchange loss (gain)	(1,381)	—
In addition, during the three and nine months ended September 30, 2020, we recognized $1.8 million of gains and $0.2 million of losses, net of tax, in accumulated other comprehensive income (loss) related to the change in fair value of the interest rate swaps.

Sotera Health Company
Notes to Consolidated Financial Statements
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of September 30, 2021 and December 31, 2020, accounts receivable was net of an allowance for uncollectible accounts of $1.0 million and $0.7 million, respectively.
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
The following table discloses the fair value of our financial assets and liabilities:

As of September 30, 2021		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives not designated as hedging instruments(a)
Interest rate caps	$201	$—	$201	$—
Embedded derivative liabilities	(281)	—	(281)	—
Long-Term Debt(b)
Term loan, due 2026	1,742,134	—	1,758,692	—
Other long-term debt	444	—	444	—
Finance Lease Obligations (with current portion)(c)	39,353	—	39,353	—

As of December 31, 2020		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives not designated as hedging instruments(a)
Interest rate caps	$7	$—	$7	$—
Embedded derivative liabilities	(670)	—	(670)	—
Long-Term Debt(b)
Term loan, due 2026	1,728,018	—	1,772,180	—
Senior notes, due 2026	96,329	—	99,863	—
Other long-term debt	442	—	442	—
Finance Lease Obligations (with current portion)(c)	36,112	—	36,112	—

Sotera Health Company
Notes to Consolidated Financial Statements
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
For the three months ended September 30, 2021, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 20.4%, 12.8%, 12.8%, and 10.3% of the total segment’s external net revenues for the three months ended September 30, 2021. For the three months ended September 30, 2020, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 23.7%, 18.6%, 18.5%, and 12.4% of the total segment’s external net revenues for the three months ended September 30, 2020.
For the nine months ended September 30, 2021, five customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 13.2%, 12.8%, 12.6%, 12.3%, and 10.5% of the total segment’s external net revenues for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, five customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 15.5%, 14.5%, 11.4%, 11.2%, and 10.3% of the total segment's external net revenues for the nine months ended September 30, 2020.
Financial information for each of our segments is presented in the following table:

Sotera Health Company
Notes to Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2021	2020	2021	2020
Segment revenues(a)
Sterigenics	$145,314	$126,302	$421,647	$363,954
Nordion	28,768	20,268	103,811	86,034
Nelson Labs	52,082	53,458	164,771	151,325
Total net revenues	$226,164	$200,028	$690,229	$601,313
Segment income(b)
Sterigenics	$79,344	$66,682	$227,374	$192,803
Nordion	16,331	10,261	61,285	50,692
Nelson Labs	20,999	23,542	67,895	63,302
Total segment income	$116,674	$100,485	$356,554	$306,797
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $3.7 million and $3.0 million in revenues from sales to our Sterigenics segment for the three months ended September 30, 2021 and 2020, and $21.2 million and $22.9 million in revenues from sales to our Sterigenics segment for the nine months ended September 30, 2021 and 2020, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for these periods.
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
Capital expenditures by segment for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(thousands of U.S. dollars)	2021	2020
Sterigenics	$48,552	$29,090
Nordion	7,531	1,809
Nelson Labs	4,815	2,741
Total capital expenditures	$60,898	$33,640
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the chief operating decision maker.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of segment income to consolidated income (loss) before taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment income	$116,674	$100,485	$356,554	$306,797
Less adjustments:
Interest expense, net	18,140	55,330	58,585	167,142
Depreciation and amortization(a)	37,634	36,101	112,756	107,158
Share-based compensation(b)	3,547	901	10,489	4,019
(Gain) loss on foreign currency and embedded derivatives(c)	1,881	(6,035)	885	(4,791)
Acquisition and divestiture related charges, net(d)	(2,662)	681	(2,003)	2,970
Business optimization project expenses(e)	244	685	780	2,484
Plant closure expenses(f)	266	1,166	1,564	2,388
Loss on extinguishment of debt(g)	6,365	—	20,677	—
Professional services relating to EO sterilization facilities(h)	9,449	11,730	33,492	25,370
Accretion of asset retirement obligation(i)	598	494	1,751	1,476
COVID-19 expenses(j)	109	16	596	2,363
Consolidated income (loss) before taxes	$41,103	$(584)	$116,982	$(3,782)
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
(d)Represents (i) certain direct and incremental costs related to the acquisitions of the noncontrolling interests in our China subsidiaries and BioScience Labs in 2021, Iotron in July 2020, and Nelson Labs Fairfield in 2018 (including the first quarter 2021 gain on the mandatorily redeemable noncontrolling interest as described in Note 4, “Acquisitions”), and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, and (iv) a $3.4 million gain recognized in the third quarter of 2021 related to the settlement of an insurance claim for Nordion that existed at the time of our acquisition of the business in 2014.
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
(g)Represents expenses incurred in connection with the repricing of our Term Loan in January 2021 and full redemption of the First Lien Notes in August 2021 including a prepayment premium and accelerated amortization of prior debt issuance and discount costs.
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
(j)Represents non-recurring costs associated with the COVID-19 pandemic, including incremental costs to implement workplace health and safety measures. For the nine months ended September 30, 2020, costs also included donations to related charitable causes, and special bonuses for front-line personnel working on-site during lockdown periods.

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
For the three and nine months ended September 30, 2021, respectively, we recorded net revenues of $226.2 million and $690.2 million, net income of $27.4 million and $81.1 million, Adjusted Net Income of $58.7 million and $181.9 million, and Adjusted EBITDA of $116.7 million and $356.6 million. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income (loss), please see “Non-GAAP Financial Measures.”
STRATEGIC DEVELOPMENTS AND KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
The following summarizes strategic developments and key factors that have underpinned our operating results for the three and nine months ended September 30, 2021 and may continue to affect our performance and financial condition in future periods.
•Driving organic growth. During the three and nine months ended September 30, 2021, we continued to make investments to expand capacity and implement EO facility enhancements in our Sterigenics business and expand our cobalt development resources in our Nordion business. In addition, we continue to expand capacity to meet demand for microbiological testing and extractables and leachables testing in our Nelson Labs business.
•Disciplined and strategic M&A activity. We continue to pursue strategic acquisitions to grow our footprint and expand our capabilities. Most recently, in November 2021, we acquired Regulatory Compliance Associates Inc., for approximately $31 million, bringing expertise in regulatory, quality and compliance advisory services to our Expert Advisory Services team. On March 8, 2021, we acquired BioScience Laboratories, LLC (“BioScience Labs”) with one location in Bozeman, Montana. BioScience Labs is a provider of outsourced topical antimicrobial and virology product testing in the pharmaceutical, medical device, and consumer products industries. BioScience Labs’ expertise in analytical testing and clinical trial services will complement Nelson Labs’ existing strengths in antimicrobial and virology testing. In July 2020, we acquired Iotron Industries Canada, Inc. (“Iotron”), an E-beam processing services and equipment provider.
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
•Borrowings and financing costs. A combination of lower outstanding borrowings and reduced pricing on our debt resulted in a reduction in cash interest expense for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. On January 20, 2021 we amended our Term Loan to reduce the interest rate spread over LIBOR from 4.50% to 2.75%, and the LIBOR floor from 1.00% to 0.50%. The changes resulted in an effective reduction in current interest rates of 2.25%. We expect the amendment to provide additional cash interest savings of approximately $40.0 million per year based on the outstanding principal balance as of the date of the amendment. Interest savings in 2021 will be offset by cash and non-cash charges associated with the repricing amendment. In connection with this transaction, we wrote off approximately $11.3 million in debt issuance costs and debt discounts and incurred approximately $2.9 million in costs directly related to the refinancing transaction. On March 26, 2021, we amended our Revolving Credit Facility to reduce the interest rate spread over LIBOR applicable to revolving loans from 3.50% to 2.75%.
In addition, on August 27, 2021, we redeemed in full all of the $100.0 million aggregate principal amount of the senior secured first lien notes due 2026 (“First Lien Notes”). In connection with this redemption, the Company paid a $3.0 million early redemption premium and wrote off $3.4 million of debt issuance and discount costs. We expect the redemption to provide additional cash interest savings of approximately $7.0 million per year.
• Impacts of our IPO and other public company costs. As a newly public company, we continue to incur certain expenses on an ongoing basis that we did not incur as a private company including third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations expenses. These costs are primarily classified as selling, general and administrative (“SG&A”) expenses. We continue to dedicate internal resources, hire additional personnel, and engage outside consultants to assess and document the adequacy of internal controls over financial reporting. In addition, in March 2021, we incurred costs related to a secondary offering of 25 million shares of our common stock offered by selling stockholders, which included certain affiliates of Warburg Pincus LLC and GTCR, LLC as well as certain current and former members of management of the Company.
•Litigation related costs and exit activities. In connection with the ongoing litigation related to our Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico facilities, as described in Note 16, “Commitments and Contingencies”, we recorded costs of $9.4 million and $33.5 million for the three and nine months ended September 30, 2021, respectively, relating to legal and other professional service costs, as well as $0.3 million and $1.6 million, respectively, related to the closure of the Willowbrook, Illinois facility.
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
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended September 30, 2021 as compared to Three Months Ended September 30, 2020
The following table sets forth the components of our results of operations for the three months ended September 30, 2021 and 2020.

(thousands of U.S. dollars)	2021	2020	$ Change	% Change

Total net revenues	$226,164	$200,028	$26,136	13.1%
Total cost of revenues	100,578	92,517	8,061	8.7%
Total operating expenses	59,915	60,481	(566)	(0.9)%
Operating income	65,671	47,030	18,641	39.6%
Net income	27,444	629	26,815	4263.1%
Adjusted Net Income(a)	58,704	21,973	36,731	167.2%
Adjusted EBITDA(a)	116,674	100,485	16,189	16.1%
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

Total Net Revenues
The following table compares our revenues by type for the three months ended September 30, 2021 to the three months ended September 30, 2020.

(thousands of U.S. dollars)
Net revenues for the three months ended September 30,	2021	2020	$ Change	% Change

Service	$200,499	$182,176	$18,323	10.1%
Product	25,665	17,852	7,813	43.8%
Total net revenues	$226,164	$200,028	$26,136	13.1%
Net revenues were $226.2 million in the three months ended September 30, 2021, an increase of $26.1 million, or 13.1%, as compared with the three months ended September 30, 2020. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended September 30, 2021 increased approximately 11.8% compared with the three months ended September 30, 2020.
Service revenues
Service revenues increased $18.3 million, or 10.1%, to $200.5 million in the three months ended September 30, 2021 as compared to $182.2 million in the three months ended September 30, 2020. The increase in net service revenue was driven by $10.8 million of organic sales volume growth in the Sterigenics segment and $5.0 million from the incremental contributions of the recent Iotron and BioScience Labs acquisitions. Service revenue growth also benefited from favorable pricing of $4.7 million and $1.7 million in the Sterigenics and Nelson Labs segments, respectively. Offsetting these increases was a decline in revenue of $4.6 million related to the testing of personal protective equipment in the Nelson Labs segment.
Product revenues
Product revenues increased $7.8 million, or 43.8%, to $25.7 million in the three months ended September 30, 2021 as compared to $17.9 million in the three months ended September 30, 2020. The increase in product revenues was attributable to higher organic sales volumes of $5.5 million, largely driven by shipments of industrial use Co-60 in our Nordion segment, and the contribution of favorable pricing and changes in foreign currency exchange rates of $1.3 million and $1.0 million, respectively.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended September 30, 2021 to the three months ended September 30, 2020.

(thousands of U.S. dollars)
Cost of revenues for the three months ended September 30,	2021	2020	$ Change	% Change

Service	$88,349	$83,697	$4,652	5.6%
Product	12,229	8,820	3,409	38.7%
Total cost of revenues	$100,578	$92,517	$8,061	8.7%
Total cost of revenues accounted for approximately 44.5% and 46.3% of our consolidated net revenues for the three months ended September 30, 2021 and 2020, respectively.
Cost of service revenues
Cost of service revenues increased $4.7 million, or 5.6%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was largely attributable to overall increases in direct costs in support of the service revenue growth within the Sterigenics segment cited above. The increase was also driven by a $2.1 million contribution from the Iotron and BioScience Labs acquisitions and a $0.7 million unfavorable impact from changes in foreign currency exchange rates within foreign subsidiaries across all segments.

Cost of product revenues
Cost of product revenues increased $3.4 million, or 38.7%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily a result of incremental direct costs in support of the product revenue volume growth in the Nordion segment.
Operating Expenses
The following table compares our operating expenses for the three months ended September 30, 2021 to the three months ended September 30, 2020:

(thousands of U.S. dollars)
Operating expenses for the three months ended September 30,	2021	2020	$ Change	% Change

Selling, general and administrative expenses	$44,038	$45,632	$(1,594)	(3.5)%
Amortization of intangible assets	15,877	14,849	1,028	6.9%
Total operating expenses	$59,915	$60,481	$(566)	(0.9)%
Operating expenses accounted for approximately 26.5% and 30.2% of our consolidated net revenues for the three months ended September 30, 2021 and 2020, respectively.
SG&A
SG&A decreased $1.6 million, or 3.5%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The change was largely driven by the following:
•$3.4 million offset to SG&A related to the settlement of an insurance claim for Nordion that existed at the time of our acquisition of the business in 2014;
•$2.3 million decrease in legal and other professional services expense associated with Sterigenics EO litigation.;
Offsetting these decreases was an increase in share-based compensation expense of $2.7 million related to our 2020 Omnibus Incentive Plan.
  Amortization of intangible assets
Amortization of intangible assets was $15.9 million for the three months ended September 30, 2021, or 6.9% above the three months ended September 30, 2020. The change was primarily attributable to amortization on newly acquired intangible assets related to the Iotron and BioScience Labs acquisitions.
Interest Expense, Net
Interest expense, net decreased $37.2 million, or 67.2%, for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was due to lower outstanding debt for the three months ended September 30, 2021 driven largely by the paydown of the Term Loan and Second Lien Notes with IPO proceeds in the fourth quarter of 2020, the redemption of the First Lien Notes in August 2021, and lower interest rates subsequent to the January 2021 Term Loan refinancing. The weighted average interest rate on our outstanding debt was 3.25% and 6.45% at September 30, 2021 and 2020, respectively.
Foreign Exchange Loss (Gain)
Foreign exchange loss was $0.8 million for the three months ended September 30, 2021 as compared to a gain of $4.6 million in the three months ended September 30, 2020. The foreign exchange loss (gain) in our Consolidated Statements of Operations and Comprehensive Income (Loss) relates primarily to U.S. dollar denominated intercompany indebtedness with certain of our European and Canadian subsidiaries.
Other Income, Net
Other income, net was $0.7 million for the three months ended September 30, 2021 compared to $3.1 million for the three months ended September 30, 2020. The fluctuation was driven by changes in the fair value of the embedded derivatives in Nordion’s contracts. We recorded an unrealized loss on embedded derivatives of $1.2 million for the three months ended

September 30, 2021 as compared to an unrealized gain on embedded derivatives of $1.5 million for the three months ended September 30, 2020.
Provision (Benefit) for Income Taxes
Provision for income tax increased $14.9 million to a net provision of $13.7 million for the three months ended September 30, 2021 as compared to $1.2 million benefit in the three months ended September 30, 2020. The change was principally attributable to pre-tax income of $41.1 million in the three months ended September 30, 2021 compared to a pretax loss of $0.6 million for the three months ended September 30, 2020.
Provision for income taxes for the three months ended September 30, 2021 differed from the statutory rate primarily due to the impact of the foreign rate differential, global intangible low-tax income (“GILTI”) and a net increase in the interest expense valuation allowance. Provision for income taxes for the three months ended September 30, 2020 differed from the statutory rate primarily due to the foreign rate differential, GILTI, non-deductible expenses as well as the impact of the 2020 Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which increased the limitation on interest expense deductions and resulted in a valuation allowance reversal.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended September 30, 2021 was $27.4 million, as compared to net income of $0.6 million for the three months ended September 30, 2020. Adjusted Net Income was $58.7 million for the three months ended September 30, 2021, as compared to $22.0 million for the three months ended September 30, 2020, due to the factors described above. Adjusted EBITDA was $116.7 million for the three months ended September 30, 2021, as compared to $100.5 million for the three months ended September 30, 2020, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
Nine Months Ended September 30, 2021 as compared to Nine Months Ended September 30, 2020
The following table sets forth the components of our results of operations for the nine months ended September 30, 2021 and 2020.

(thousands of U.S. dollars)	2021	2020	$ Change	% Change

Total net revenues	$690,229	$601,313	$88,916	14.8%
Total cost of revenues	305,510	278,318	27,192	9.8%
Total operating expenses	194,412	169,358	25,054	14.8%
Operating income	190,307	153,637	36,670	23.9%
Net income	81,124	5,895	75,229	1276.1%
Adjusted Net Income(a)	181,882	77,144	104,738	135.8%
Adjusted EBITDA(a)	356,554	306,797	49,757	16.2%
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

Total Net Revenues
The following table compares our revenues by type for the nine months ended September 30, 2021 to the nine months ended September 30, 2020.

(thousands of U.S. dollars)
Net revenues for the nine months ended September 30,	2021	2020	$ Change	% Change

Service	$597,907	$524,025	$73,882	14.1%
Product	92,322	77,288	15,034	19.5%
Total net revenues	$690,229	$601,313	$88,916	14.8%
Net revenues were $690.2 million in the nine months ended September 30, 2021, an increase of $88.9 million, or 14.8%, as compared with the nine months ended September 30, 2020. Excluding the impact of foreign currency exchange rates, net revenues in the nine months ended September 30, 2021 increased approximately 12.4% compared with the nine months ended September 30, 2020.
Service revenues
Service revenues increased $73.9 million, or 14.1%, to $597.9 million in the nine months ended September 30, 2021 as compared to $524.0 million in the nine months ended September 30, 2020. The growth in net service revenues was driven by volume growth of $23.1 million in the Sterigenics segment and a $22.5 million increase from the incremental contribution of the Iotron and BioScience Labs acquisitions. In addition, service revenue growth stemmed from favorable pricing of $13.6 million and $5.1 million in the Sterigenics and Nelson Labs segments, respectively, and an $8.6 million benefit from changes in foreign currency exchange rates across all segments. The remainder of the increase was largely attributable to an increase in service revenue volume in the Nordion segment. Offsetting these factors was an overall decline of $2.4 million in revenue related to personal protective equipment testing in the Nelson Labs segment.
Product revenues
Product revenues increased $15.0 million, or 19.5%, to $92.3 million in the nine months ended September 30, 2021 as compared to $77.3 million in the nine months ended September 30, 2020. The increase in product revenues was largely attributable to favorable impacts from pricing and foreign currency exchanges rates of $5.7 million and $5.7 million, respectively, compared to the nine months ended September 30, 2020. The remainder of the increase was driven by volume growth of $3.6 million.
Total Cost of Revenues
The following table compares our cost of revenues by type for the nine months ended September 30, 2021 to the nine months ended September 30, 2020.

(thousands of U.S. dollars)
Cost of revenues for the nine months ended September 30,	2021	2020	$ Change	% Change

Service	$264,776	$247,386	$17,390	7.0%
Product	40,734	30,932	9,802	31.7%
Total cost of revenues	$305,510	$278,318	$27,192	9.8%
Total cost of revenues accounted for approximately 44.3% and 46.3% of our consolidated net revenues for the nine months ended September 30, 2021 and 2020, respectively.
Cost of service revenues
Cost of service revenues increased $17.4 million, or 7.0%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was attributable to an incremental contribution of $8.1 million from the Iotron and BioScience Labs acquisitions and approximately $5.0 million of incremental costs associated with increased sales volumes, primarily in the Sterigenics segment, as referenced above. The remainder of the increase is a result of a $4.3 million impact from foreign currency exchange rates on cost of revenues within our foreign subsidiaries.

Cost of product revenues
Cost of product revenues increased $9.8 million, or 31.7%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase stemmed from a $4.4 million increase in Co-60 supply costs, primarily driven by higher sales volumes. An unfavorable impact from foreign currency exchange rates of $2.8 million also contributed to the increase.
Operating Expenses
The following table compares our operating expenses for the nine months ended September 30, 2021 to the nine months ended September 30, 2020:

(thousands of U.S. dollars)
Operating expenses for the nine months ended September 30,	2021	2020	$ Change	% Change

Selling, general and administrative expenses	$146,331	$125,369	$20,962	16.7%
Amortization of intangible assets	48,081	43,989	4,092	9.3%
Total operating expenses	$194,412	$169,358	$25,054	14.8%
Operating expenses accounted for approximately 28.2% and 28.2% of our consolidated net revenues for the nine months ended September 30, 2021 and 2020, respectively.
SG&A
SG&A increased $21.0 million, or 16.7%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase was driven primarily by the following:
•$8.3 million in incremental corporate expenses largely attributed to costs associated with being a public company. This includes $5.5 million in incremental costs attributable to public company director and officer liability insurance;
•$8.1 million increase in legal and other professional services expense associated with Sterigenics EO litigation;
•An increase in share-based compensation expense of $6.5 million primarily related to our 2020 Omnibus Incentive Plan;
Offsetting these costs was a $3.4 million settlement of an insurance claim for Nordion that existed at the time of our acquisition of the business in 2014.
  Amortization of intangible assets
Amortization of intangible assets was $48.1 million for the nine months ended September 30, 2021, or 9.3% above the nine months ended September 30, 2020. The change was primarily attributable to amortization on newly acquired intangible assets related to the Iotron and BioScience Labs acquisitions.
Interest Expense, Net
Interest expense, net decreased $108.6 million, or 64.9%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was driven largely by the paydown of the Term Loan and Second Lien Notes with IPO proceeds in the fourth quarter of 2020, the redemption of the First Lien Notes in August 2021, and lower interest rates subsequent to the January 2021 Term Loan refinancing. The weighted average interest rate on our outstanding debt was 3.25% and 6.45% at September 30, 2021 and 2020, respectively.
Foreign Exchange Loss (Gain)
Foreign exchange loss was $1.4 million for the nine months ended September 30, 2021 as compared to a gain of $5.4 million in the nine months ended September 30, 2020. The foreign exchange loss (gain) in our Consolidated Statements of Operations and Comprehensive Income (Loss) relates primarily to U.S. dollar denominated intercompany indebtedness with certain of our European and Canadian subsidiaries.
Other Income, Net
Other income, net was $7.3 million for the nine months ended September 30, 2021 compared to $4.4 million for the nine months ended September 30, 2020. The fluctuation was driven by a $1.0 million gain in the fair value of the embedded derivatives in Nordion’s contracts. We recorded an unrealized gain on embedded derivatives of $0.4 million for the nine months ended September 30, 2021 compared to a $0.6 million loss for the nine months ended September 30, 2020. In addition, we recorded $1.2 million of other income related to the gain on our purchase of the 15% mandatorily redeemable noncontrolling interest of Nelson Labs Fairfield in the second quarter of 2021 as compared to the amount previously accrued.
Provision (Benefit) for Income Taxes
Provision for income tax increased $45.5 million to a net provision of $35.9 million for the nine months ended September 30, 2021 as compared to a $9.7 million benefit in the nine months ended September 30, 2020. The change was principally attributable to pre-tax income of $117.0 million in the nine months ended September 30, 2021 compared to a pretax loss of $3.8 million for the nine months ended September 30, 2020.
Provision for income taxes for the nine months ended September 30, 2021 differed from the statutory rate primarily due to the impact of the foreign rate differential, GILTI, a net increase in the interest expense valuation allowance, and a discrete item pertaining to an income tax rate change in the United Kingdom. This was partially offset by an additional discrete item in the first quarter of 2021, which reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations. Provision for income taxes for the nine months ended September 30, 2020 differed from the statutory rate primarily due to GILTI, the foreign rate differential, and changes in items that are not expected to have a future tax impact.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the nine months ended September 30, 2021 was $81.1 million, as compared to net income of $5.9 million for the nine months ended September 30, 2020. Adjusted Net Income was $181.9 million for the nine months ended September 30, 2021, as compared to $77.1 million for the nine months ended September 30, 2020, due to the factors described above. Adjusted EBITDA was $356.6 million for the nine months ended September 30, 2021, as compared to $306.8 million for the nine months ended September 30, 2020, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2021	2020	2021	2020
Net income	$27,444	$629	$81,124	$5,895
Amortization of intangibles	21,239	20,200	65,299	59,824
Share-based compensation(a)	3,547	901	10,489	4,019
(Gain) loss on foreign currency and embedded derivatives(b)	1,881	(6,035)	885	(4,791)
Acquisition and divestiture related charges, net(c)	(2,662)	681	(2,003)	2,970
Business optimization project expenses(d)	244	685	780	2,484
Plant closure expenses(e)	266	1,166	1,564	2,388
Loss on extinguishment of debt(f)	6,365	—	20,677	—
Professional services relating to EO sterilization facilities(g)	9,449	11,730	33,492	25,370
Accretion of asset retirement obligations(h)	598	494	1,751	1,476
COVID-19 expenses(i)	109	16	596	2,363
Income tax provision (benefit) associated with pre-tax adjustments(j)	(9,776)	(8,494)	(32,772)	(24,854)
Adjusted Net Income	58,704	21,973	181,882	77,144
Interest expense, net	18,140	55,330	58,585	167,142
Depreciation(k)	16,395	15,901	47,457	47,334
Income tax provision (benefit) applicable to Adjusted Net Income(l)	23,435	7,281	68,630	15,177
Adjusted EBITDA(m)	$116,674	$100,485	$356,554	$306,797
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
(c)    Represents (i) certain direct and incremental costs related to the acquisitions of the noncontrolling interests in our China subsidiaries and BioScience Labs in 2021, Iotron in July 2020, and Nelson Labs Fairfield in 2018 (including the first quarter 2021 gain on the mandatorily redeemable noncontrolling interest as described in Note 4, “Acquisitions”), and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, and (iv) a $3.4 million gain recognized in the third quarter of 2021 related to the settlement of an insurance claim for Nordion that existed at the time of our acquisition of the business in 2014.

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
(f)    Represents expenses incurred in connection with the repricing of our Term Loan in January 2021 and full redemption of the First Lien Notes in August 2021 including a prepayment premium and accelerated amortization of prior debt issuance and discount costs.
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
(i)    Represents non-recurring costs associated with the COVID-19 pandemic, including incremental costs to implement workplace health and safety measures. For the nine months ended September 30, 2020, costs also included donations to related charitable causes, and special bonuses for front-line personnel working on-site during lockdown periods.
(j)    Represents the tax benefit or provision associated with the reconciling items between net income and Adjusted Net Income. To determine the aggregate tax effect of the reconciling items, we utilized statutory income tax rates ranging from 0% to 35%, depending upon the applicable jurisdictions of each adjustment.
(k)    Includes depreciation of Co-60 held at gamma irradiation sites.
(l)    Represents the difference between income tax provision or benefit as determined under U.S. GAAP and the income tax provision or benefit associated with pre-tax adjustments described in footnote (j).
(m)    $20.8 million and $21.3 million of the adjustments for the three months ended September 30, 2021 and 2020, respectively, and $63.3 million and $62.0 million of the adjustments for the nine months ended September 30, 2021 and 2020, respectively, are included in cost of revenues, primarily consisting of amortization of intangibles, depreciation, and accretion of asset retirement obligations.
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

Segment Results for the Three Months Ended September 30, 2021 and 2020
The following tables compare segment net revenue and segment income for the three months ended September 30, 2021 to the three months ended September 30, 2020:

	Three Months Ended September 30,
(thousands of U.S. dollars)	2021	2020	$ Change	% Change

Net Revenues
Sterigenics	$145,314	$126,302	$19,012	15.1%
Nordion	28,768	20,268	8,500	41.9%
Nelson Labs	52,082	53,458	(1,376)	(2.6)%
Segment Income
Sterigenics	$79,344	$66,682	$12,662	19.0%
Nordion	16,331	10,261	6,070	59.2%
Nelson Labs	20,999	23,542	(2,543)	(10.8)%
Segment Income margin
Sterigenics	54.6%	52.8%
Nordion	56.8%	50.6%
Nelson Labs	40.3%	44.0%
Net Revenues by Segment
Sterigenics net revenues were $145.3 million for the three months ended September 30, 2021, an increase of $19.0 million, or 15.1%, as compared to the three months ended September 30, 2020. The increase is attributable to an 8.5% growth in organic sales volume, a 3.8% favorable impact from pricing and a 1.7% increase in revenues attributable to an additional month of operations from Iotron, which was acquired on July 31, 2020. Revenue growth was also driven by a 1.1% favorable impact from changes in foreign currency exchange rates.
Nordion net revenues were $28.8 million for the three months ended September 30, 2021, an increase of $8.5 million, or 41.9%, as compared to the three months ended September 30, 2020. The increase reflects a 30.6% impact from higher volumes, a 6.3% impact from favorable pricing, and a 5.0% effect of the strengthening of the Canadian dollar compared to the U.S. dollar for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Nelson Labs net revenues were $52.1 million for the three months ended September 30, 2021, a decrease of $1.4 million, or 2.6%, as compared to the three months ended September 30, 2020. The decrease was principally driven by an 8.6% decline in personal protective equipment testing. Partially offsetting this decline was a 5.3% revenue contribution from the acquisition of BioScience Labs.
Segment Income
Sterigenics segment income was $79.3 million for the three months ended September 30, 2021, an increase of $12.7 million, or 19.0%, as compared to the three months ended September 30, 2020. The increase in segment income was primarily a result of volume growth and favorable pricing as well as the contribution from the Iotron acquisition.
Nordion segment income was $16.3 million for the three months ended September 30, 2021, an increase of $6.1 million, or 59.2%, as compared to the three months ended September 30, 2020. The increase in segment income was primarily due to the increase in sales volumes of industrial use Co-60 coupled with the favorable impact of pricing and changes in foreign currency exchange rates.

Nelson Labs segment income was $21.0 million for the three months ended September 30, 2021, a decrease of $2.5 million, or 10.8%, as compared to the three months ended September 30, 2020. The decrease was primarily driven by the reduced demand for testing of personal protective equipment, offset by incremental segment income from the acquisition of BioScience Labs.
Segment Results for the Nine Months Ended September 30, 2021 and 2020
The following tables compare segment net revenue and segment income for the nine months ended September 30, 2021 to the nine months ended September 30, 2020:

	Nine Months Ended September 30,
(thousands of U.S. dollars)	2021	2020	$ Change	% Change

Net Revenues
Sterigenics	$421,647	$363,954	$57,693	15.9%
Nordion	103,811	86,034	17,777	20.7%
Nelson Labs	164,771	151,325	13,446	8.9%
Segment Income
Sterigenics	$227,374	$192,803	$34,571	17.9%
Nordion	61,285	50,692	10,593	20.9%
Nelson Labs	67,895	63,302	4,593	7.3%
Segment Income margin
Sterigenics	53.9%	53.0%
Nordion	59.0%	58.9%
Nelson Labs	41.2%	41.8%
Net Revenues by Segment
Sterigenics net revenues were $421.6 million for the nine months ended September 30, 2021, an increase of $57.7 million, or 15.9%, as compared to the nine months ended September 30, 2020. The increase reflects volume growth of 6.4% coupled with a 4.0% increase attributable to the Iotron acquisition. In addition, Sterigenics revenue growth benefited from a 3.7% favorable pricing impact and a 1.8% favorable impact from changes in foreign currency exchanges rates.
Nordion net revenues were $103.8 million for the nine months ended September 30, 2021, an increase of $17.8 million, or 20.7%, as compared to the three months ended September 30, 2020. The increase was attributable to a 7.0% growth in organic sales volume, a 7.0% effect from the strengthening of the Canadian dollar compared to the U.S. dollar for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, and a 6.7% impact from favorable pricing.
Nelson Labs net revenues were $164.8 million for the nine months ended September 30, 2021, an increase of $13.4 million, or 8.9%, as compared to the nine months ended September 30, 2020. Net revenue growth was driven by a 5.2% revenue contribution from the acquisition of BioScience Labs, favorable impacts from pricing of 3.4% and a 1.3% benefit from changes in foreign currency exchange rates. Offsetting these growth factors was a 1.6% decline in revenue related to the testing of personal protective equipment.
Segment Income
Sterigenics segment income was $227.4 million for the nine months ended September 30, 2021, an increase of $34.6 million, or 17.9%, as compared to the nine months ended September 30, 2020. The increase in segment income was primarily a result of volume growth coupled with the contributions of the Iotron acquisition and favorable pricing, as referenced above. This was partially offset by incremental overhead associated with being a public company.
Nordion segment income was $61.3 million for the nine months ended September 30, 2021, an increase of $10.6 million, or 20.9%, as compared to the nine months ended September 30, 2020. The increase in segment income stemmed from a balanced impact of organic sales volume, favorable customer pricing and a favorable effect of changes in foreign currency exchange rates. This was partially offset by incremental overhead associated with being a public company.
Nelson Labs segment income was $67.9 million for the nine months ended September 30, 2021, an increase of $4.6 million, or 7.3%, as compared to the nine months ended September 30, 2020, primarily attributed to the incremental contribution of

BioScience Labs and the benefit of favorable pricing. This increase was partially offset by declines in the testing of personal protective equipment and incremental overhead associated with being a public company.
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
As of September 30, 2021, we had $114.9 million of cash and cash equivalents. This is an increase of $12.5 million from the balance at December 31, 2020. Our foreign subsidiaries held cash of approximately $102.2 million at September 30, 2021 and $88.8 million at December 31, 2020. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the nine months ended September 30, 2021, our capital expenditures amounted to $60.9 million, compared to $33.6 million for the nine months ended September 30, 2020.
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, make expected capital expenditures, meet litigation costs and meet foreseeable liquidity requirements, including debt service on our long-term debt, for at least the next twelve months. Cash provided by operations in excess of amounts needed may be used to fund potential acquisitions, to repay outstanding debt, or for other general corporate purposes. As of September 30, 2021, there were no outstanding borrowings on the Revolving Credit Facility. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of September 30, 2021, our interest rate caps limit our cash flow exposure related to LIBOR for approximately 85% of our variable rate borrowings to the facility LIBOR floor of 0.5%. Refer to Note 17, “Financial Instruments and Financial Risk” under the heading “Derivative Instruments” for additional information regarding the interest rate caps used to manage economic risks associated with our variable rate borrowings.
Cash Flow Information
Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

(thousands of U.S. dollars)	2021	2020

Net Cash Provided by (Used in):
Operating activities	$215,194	$98,740
Investing activities	(87,570)	(139,920)
Financing activities	(115,504)	83,961
Effect of foreign currency exchange rate changes on cash and cash equivalents	345	2,639
Net increase in cash and cash equivalents, including restricted cash, during the period	$12,465	$45,420
Operating activities
Cash flows provided by operating activities increased $116.5 million to net cash provided of $215.2 million in the nine months ended September 30, 2021 compared to $98.7 million for the nine months ended September 30, 2020. Higher cash flows from operating activities in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were driven by a decrease in cash paid for interest of $110.2 million and an increase in operating income of $36.7 million, offset by an increase in cash paid for income taxes of $22.3 million.
Investing activities
Cash used in investing activities decreased $52.4 million to net cash used of $87.6 million in the nine months ended September 30, 2021 compared to $139.9 million for the nine months ended September 30, 2020. The change was attributable to a decrease of $80.3 million in cash paid for acquisitions, offset by an increase in cash paid for capital expenditures of $27.3 million. During the nine months ended September 30, 2021 we acquired BioScience Labs for a net purchase price of approximately $13.5 million and we completed the acquisition of the remaining 15% ownership of Nelson Labs Fairfield for $12.4 million. During the nine months ended September 30, 2020 we acquired Iotron for a net purchase price of $106.3 million.
Financing activities
For the nine months ended September 30, 2021, net cash used in financing activities was $115.5 million compared to net cash provided by financing activities of $84.0 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the principal uses of cash in financing activities were $100.0 million for the full redemption of the First Lien Notes, $8.4 million for the acquisition of the noncontrolling interests in our China subsidiaries and $6.7 million of debt issuance costs and prepayment premium incurred in connection with our refinancing of the Senior Secured Credit Facilities and the early redemption of the First Lien Notes, respectively. For the nine months ended September 30, 2020 cash provided by financing activities included a $50.0 million borrowing on our revolving credit facility in March 2020 in response to uncertainty surrounding the onset of the COVID-19 pandemic and the July 2020 issuance of the First Lien Notes to fund the acquisition of Iotron. Offsetting these sources of cash was $61.0 million in repayments on debt, including repayment of the $50.0 million borrowing on our revolving credit facility, and $3.9 million of cash used for the payment debt issuance costs.
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Term Loan matures on December 13, 2026, and the Revolving Credit Facility's original maturity date was December 13, 2024. On December 17, 2020, we increased the capacity of our Revolving Credit Facility from $190.0 million to $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of September 30, 2021 and December 31, 2020, total borrowings under the Term Loan were $1,763.1 million in each period, respectively, and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the three months ended September 30, 2021 and September 30, 2020 was 3.25% and 5.50%, respectively, and 3.51% and 5.73% for the nine months ended September 30, 2021 and September 30, 2020, respectively.
On January 20, 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over the London Interbank Offered Rate (“LIBOR”) on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The changes result in an effective reduction in current interest rates of 2.25%. As a result of the repricing, we expect cash interest savings of approximately $40.0 million per year based on the outstanding principal balance as of September 30, 2021. In connection with this amendment, we wrote off $11.3 million of unamortized debt issuance and discount costs and incurred an additional $2.9 million of expense related to debt issuance costs attributable to the refinancing. These costs were recorded to “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
As of September 30, 2021 and December 31, 2020, capitalized debt issuance costs totaled $2.8 million and $3.4 million, respectively, and debt discounts totaled $18.2 million and $31.6 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized as a component of interest expense over the term of the debt agreement.
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

As of September 30, 2021 and December 31, 2020, there were no borrowings on the Revolving Credit Facility. SHH borrowed $50.0 million on the Revolving Credit Facility during the first quarter of 2020 which was repaid in the second quarter of 2020. The interest rate on the borrowings under the Revolving Credit Facility during 2020 averaged approximately 5.0%.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of September 30, 2021, the Company had $67.6 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $279.9 million.
First Lien Notes
On July 31, 2020, SHH issued $100.0 million aggregate principal amount of senior secured first lien notes due 2026 (the “First Lien Notes”), which were scheduled to mature on December 13, 2026. On August 27, 2021 SHH redeemed in full the $100.0 million aggregate principal amount of the First Lien Notes. In connection with this redemption, the Company paid a $3.0 million early redemption premium, in accordance with the terms of the First Lien Notes Indenture, and wrote off $3.4 million of debt issuance and discount costs. The Company recognized these expenses within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021.
Prior to the redemption, the First Lien Notes bore interest at a rate equal to LIBOR subject to a 1.00% floor plus 6.00% per annum. Interest was payable on a quarterly basis with no principal due until maturity. The weighted average interest rate on the First Lien Notes during 2021 up to the August 27, 2021 redemption date was 7.00%.
2020 Debt Repayments
On November 24, 2020, we closed our IPO, in which we sold 53,590,000 shares of our common stock at a price of $23.00 per share, which included the full exercise by the underwriters of their option to purchase up to an additional 6,990,000 shares of common stock. We raised approximately $1.2 billion in net proceeds after deducting underwriters’ discounts and commissions. We used the net proceeds received by us from the IPO to (i) redeem $770.0 million in aggregate principal amount of the Second Lien Senior Secured Notes with an original maturity date of December 13, 2027 (the “Second Lien Notes”), plus accrued and unpaid interest thereon and $15.4 million of redemption premium, (ii) repurchase 1,568,445 shares of our common stock from certain of our executive officers at a purchase price per share equal to the IPO price per share of our common stock less an amount equal to the underwriting discounts and commissions payable thereon and (iii) repay $341.0 million of the outstanding indebtedness under the Term Loan, plus accrued and unpaid interest thereon. In connection with the debt repayments, we wrote off $28.9 million of debt issuance and discount costs and recognized $15.4 million in premiums paid for the early extinguishment of the Second Lien Notes. We recognized these costs within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss) in the fourth quarter of 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2020 Form 10-K. These market risks have not materially changed for the three and nine months ended September 30, 2021.
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
Changes in Internal Control
During the three and nine months ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Proceedings Described in Note 16 of Our Consolidated Financial Statements
Note 16, “Commitments and Contingencies” to our consolidated financial statements for the three and nine months ended September 30, 2021 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 16 for information regarding the following legal proceedings, which information is incorporated into this item by reference:
•FM Global Business Interruption Claim (NRU Outage)
•Ethylene Oxide Tort Litigation – Illinois
•Ethylene Oxide Tort Litigation – Georgia
•Consent Order Allowing Georgia Facility’s Normal Operations & Related Litigation; and
•Ethylene Oxide Litigation – New Mexico
Legal Proceedings That Are Not Described in Note 16 to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 16 to our consolidated financial statements for the three and nine months ended September 30, 2021 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matter also constitutes a material pending legal proceeding, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
In November 2010, the Public Prosecution Service also started a criminal financial investigation against DEROSS B.V. to determine whether it obtained illegal advantages by committing the alleged criminal offenses noted above. Any illegally obtained advantage could then be recovered from DEROSS B.V. in subsequent confiscation proceedings. According to the October 2013 report of this criminal financial investigation, the Public Prosecution Service estimates the illegally obtained advantage by DEROSS B.V. to be in the amount of €0.6 million (US$0.7 million).
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

In 2011, former shareholders established an escrow account to satisfy indemnity claims for losses resulting from governmental claims related to this matter, including those relating to environmental law violations, financial advantage claims, as well as criminal and civil fines and penalties. The balance of the special escrow at September 30, 2021 was approximately US$1.9 million and the cash collateral held by ABN Amro to provide security for the claims was approximately €2.4 million (US$2.8 million) as of September 30, 2021. These amounts are available to satisfy claims relating to the ongoing matter through its anticipated resolution. At this time, we expect that the appeal of this matter will likely take several years to resolve, barring unforeseen delays. However, we believe the indemnification receivable continues to be recoverable and plan to ensure escrow funds remain in place to cover outcomes of an appeal.
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
Date: November 10, 2021