Form 10-K
period 2021-12-31
Sotera Health Co
filed 2022-03-01
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(440) 262-1410
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SHC	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐  Yes   ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, based upon the last sale price of such voting and non-voting common stock on that date, was $2,402,917,037.
As of February 22, 2022, there were 282,929,097 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

Audit Firm PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Akron, Ohio

SOTERA HEALTH COMPANY
- TABLE OF CONTENTS -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to:
•disruption in the availability of, or increases in the price of, ethylene oxide (“EO”), Cobalt-60 (“Co-60”) or our other direct materials, services and supplies, including as a result of current geopolitical instability arising from U.S., Canadian and European Union relations with Russia and related sanctions;
•adverse changes in industry trends;
•changes in environmental, health and safety regulations or preferences;
•health and safety risks associated with the use, storage, transportation and disposal of potentially hazardous materials such as EO and Co-60;
•liability claims relating to health risks associated with the use of EO;
•current and future legal proceedings;
•competition we face;
•market changes, including inflationary trends, that impact our long-term supply contracts with variable price clauses and increase our cost of revenues;
•allegations of our failure to properly perform services and potential product liability claims, recalls, penalties and reputational harm;
•compliance with the extensive regulatory requirements to which we are subject, the related costs, and any failures to receive or maintain, or delays in receiving, required clearance or approvals;
•business continuity hazards, including supply chain disruptions and other risks associated with our operations;
•the ongoing impact of the COVID-19 pandemic;
•our ability to increase capacity at existing facilities, build new facilities in a timely and cost-effective manner and renew leases for our facilities;
•our ability to attract and retain qualified employees;
•the risks of doing business internationally, including global and regional economic and political instability and compliance with numerous laws and regulations in multiple jurisdictions;
•cyber security breaches, unauthorized data disclosures, and our dependence on information technology systems;
•any inability to pursue strategic transactions, including our ability to find suitable acquisition targets, or our failure to integrate strategic acquisitions successfully into our business;
•our ability to maintain effective internal controls over financial reporting;
•our reliance on intellectual property to maintain our competitive position and the risk of claims from third parties that we infringe or misappropriate their intellectual property rights;
•our ability to comply with rapidly evolving data privacy and security laws and regulations and any ineffective compliance efforts with such laws and regulations;
•the effects of unionization efforts and labor regulations in certain countries in which we operate;
•our ability to maintain profitability in the future;
•impairment charges on our goodwill and other intangible assets with indefinite lives, as well as other long-lived assets and intangible assets with definite lives;
•adverse changes to our tax positions in U.S. or non-U.S. jurisdictions, the interpretation and application of recent U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations;
•our significant leverage could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, limit our flexibility in operating our business through restrictions contained in our debt agreements and prevent us from meeting our obligations under our existing and future indebtedness; and
•uncertainty around LIBOR and certain other interest “benchmarks.”
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

Part I
Item 1. Business
General Information
We are a leading global provider of mission-critical end-to-end sterilization solutions, lab testing and advisory services for the healthcare industry. We are driven by our mission: Safeguarding Global Health®. We provide end-to-end sterilization as well as microbiological and analytical lab testing and advisory services to help ensure that medical, pharmaceutical and food products are safe for healthcare practitioners, patients and consumers in the United States and around the world. Our customers include more than 40 of the top 50 medical device companies and nine of the top ten global pharmaceutical companies (based on revenue). Our services are an essential aspect of our customers’ manufacturing process and supply chains, helping to ensure sterilized medical products reach healthcare practitioners and patients. Most of these services are necessary for our customers to satisfy applicable government requirements. We give our customers confidence that their products meet regulatory, safety and effectiveness requirements. With our industry-recognized scientific and technological expertise, we help to ensure the safety of millions of patients and healthcare practitioners around the world every year. Across our 65 facilities worldwide, we have over 3,000 employees who are dedicated to safety and quality. We are a trusted partner to approximately 5,500 customers in over 50 countries.
Sotera Health Company was incorporated in Delaware in November 2017 as the parent company for Sterigenics, Nordion and Nelson Labs. We completed our initial public offering and listed our shares on the Nasdaq Global Select Market (“Nasdaq”) in November 2020 under the ticker symbol “SHC”.
Our Businesses
Sterilization Services
Our sterilization services business is comprised of Sterigenics and Nordion.
Sterigenics
We are a leading global provider of outsourced terminal sterilization and irradiation services and have provided sterilization services for over 90 years. We offer a globally integrated platform for our customers in the medical device, pharmaceutical, food safety, and advanced applications markets, with facilities strategically located to be convenient to their manufacturing sites or distribution hubs.
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
In addition to the three major technologies, we invest in alternative modalities to serve our customers. X-ray irradiation is a process in which products such as medical devices and labware are exposed to machine-generated radiation in the form of X-rays for the purpose of sterilization and decontamination. X-rays are similar in performance to gamma rays and are useful for processing certain materials due to the high penetration capabilities of X-ray. We utilize X-ray irradiation at one of our sterilization facilities for bio-hazard reduction for the United States Postal Service, or USPS. In addition, we are also investing in NO2-based sterilization, which has been effective in the sterilization of prefilled syringes, drug-device combination products and custom implants.
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
•Commercial, advanced and specialty applications. We provide a wide range of advanced applications services for industrial materials to customers that use ionizing radiation to modify materials or products. The advanced applications sterilization industry is comprised of a large number of distinct segments that can be addressed using our services for radiation processing. Materials that undergo advanced application processes include products such as power semiconductors, polymers and gemstones. In addition, we utilize our ionizing radiation services to provide bio-security services to the USPS by treating and protecting the mail against unwanted pathogens and biohazards. We believe we are the only provider of this service to the USPS. We also treat commercial products, such as cosmetics, with our microbial reduction services. In Canada and Europe, where recreational cannabis, medical cannabis, or both, are legal, we provide commercial gamma and E-beam irradiation services for decontamination of cannabis.
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
In addition, Sterigenics has achieved high historical customer retention and renewal rates—Sterigenics has 100% renewal rates of its top ten customers over the last five years, and an average tenure of over a decade with its top 25 customers over the last five years—and minimal customer concentration. We have also introduced innovative, advanced processing systems for outsourced sterilization that are designed to enhance operating efficiencies, improve turnaround times and provide for greater processing flexibility without sacrificing quality, consistency or reliability. More than 90% of our sterilization services revenues for the year ended December 31, 2021 were from customers under multi-year contracts.

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
Sterigenics Suppliers
We primarily purchase our supply of Co-60 sources, the key input into the gamma sterilization process, from Nordion. Our supply of Co-60 sources is at times impacted by the global availability of Co-60. Our supply of EO is sourced from various suppliers around the world. There is more than one supplier of EO in most of the countries in which we operate; however, in the United States, there is a single supplier for EO to our industry. We have not historically experienced any supply disruptions and our U.S. supplier has redundant production facilities to help ensure reliable EO supply. We also have a license in the United States to distribute EO to self-supply should the need arise and we determine the need to make the necessary investments.
Sterigenics Facilities
With 48 facilities in 13 countries, our global network of sterilization facilities represents a significant competitive advantage. We serve many of our sterilization customers at more than one facility, with more than 80% of Sterigenics’ net revenues attributable to customers using more than one of our facilities and more than 50% of Sterigenics’ net revenues attributable to customers using five or more of our facilities in 2021. Extensive capital, technical expertise and regulatory knowledge are required to build and maintain facilities like ours. We estimate that one new facility can cost over $30 million to build, on average, and require extensive and complex licensing approval and regulatory compliance processes. We estimate that the cost to replicate the facilities in our network alone could be as high as $1.5 billion or more, in addition to the technical and regulatory requirements.
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
Nordion
Nordion is the leading global provider of Co-60 used in the sterilization and irradiation processes for the medical device, pharmaceutical, food safety, and high-performance materials industries, as well as in the treatment of cancer. In addition, Nordion is a leading global provider of gamma irradiation systems. Co-60 is a radioactive isotope that emits gamma radiation that sterilizes items by killing contaminating micro-organisms. Gamma irradiation systems are the units that house the Co-60 sources within a gamma sterilization facility. We estimate that gamma sterilization, which is a critical component of the global infection control supply chain, represents approximately 30% of single-use medical device sterilization worldwide. Nordion’s customers include both outsourced contract sterilizers, including Sterigenics, as well as medical device manufacturers that sterilize their products in-house.
We provide our customers with high quality, reliable, safe and secure Co-60 source supply at each stage of the source’s life cycle. We support our customers with handling and processing of Co-60, recycling of depleted sources and global logistics enabled by our licensed container fleet. We also provide regulatory and technical service expertise to improve the risk profiles and enhance effectiveness of gamma processing operations. Without this radioactive material, gamma sterilization would not be possible on the global scale at which it is used today. We are integral to our customers’ operations due to highly coordinated and complex installation processes.
Nordion has a long history in gamma technologies. Nordion designs, installs and maintains gamma irradiation systems. Nordion developed the first Co-60 based tele-therapy unit for cancer treatment in 1951 and the first panoramic irradiator in 1964. In addition to selling Co-60 sources for sterilization purposes, Nordion also sells high specific activity Co-60 (“HSA Co-60” or “medical Co-60”) used in stereotactic radiosurgery as a radiation source for oncology applications, specifically in the Gamma Knife® and other similar applications. Today, Co-60 is a critical part of treatment for brain and other cancers because it is noninvasive, reliable, effective and safe to use.
Co-60 Production Process
Nordion’s primary product is Co-60 sources. Co-60 is a radioactive isotope used in radiation sterilization that decays naturally at a rate of approximately 12% annually. Co-60 is produced by placing cobalt-59 (“Co-59”), the most common form of cobalt, into a nuclear power reactor to be activated.
The Co-60 production process requires high purity Co-59. Co-59 is produced globally, primarily as a byproduct of nickel and copper mining, and is used in a variety of industrial applications. The Co-59 used for sterilization accounts for a small portion of overall Co-59 demand. Co-59 is compressed into “targets,” which are pellets and slugs suitable to be activated into Co-60. These targets are then encapsulated and delivered to be installed in nuclear reactors. Depending on the type of reactor and the location of the Co-59 in the reactor, the conversion process can take between 18 months and five years. Once the conversion to Co-60 is complete, the targets are extracted from the nuclear reactor while the reactor is shut down and shipped to Nordion to be processed into Co-60 sources to be sold to customers. See “Risk Factors—Risks Related to the Company—Safety risks associated with the use, storage and disposal of potentially hazardous materials, such as EO and Co-60, may result in accidents or liabilities that materially affect our results of operations. ”
Nordion Products
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
We also design, install and maintain gamma irradiation systems, which include radiation shielding, a series of conveyors and control systems that are designed to expose products to the correct gamma radiation dosage in a safe and efficient manner. A gamma irradiation system is the infrastructure that houses the Co-60 sources and makes up a part of a sterilization and warehousing facility. We have designed and built over 100 of the estimated 290 large scale irradiation systems active globally. Our installation, physics and engineering teams are comprised of highly trained professionals who provide fast and ongoing technical support from source installation to emergency response.
We also offer our customers a for-fee spent Co-60 source return service for depleted Co-60 sources that have reached the end of their useful life, which is often 20 or more years. We also have a source recycling program that extends the useful life of individual slugs from the decayed product up to an additional 20 years, pairing them with new slugs to make new Co-60 sources.
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
Nordion currently has access to Co-60 supply at multiple nuclear reactors pursuant to multi-year contracts with three operators that cover 13 reactors at five generating stations, that extend to dates between 2024 and 2064, with our largest supplier under contract until 2064. See Item 1A, “Risk Factors—Risks Related to the Company—We depend on a limited number of counterparties that provide the materials and resources we need to operate our business.” The substantial majority of our Co-60 material has historically been produced under multi-year contracts with nuclear reactor operators in Canada and Russia. Nordion provides Co-59 targets to its Canadian and Russian reactor suppliers, manufactured to proprietary specifications customized for each supplier. In addition, we also acquire a portion of our Co-60 supply from reactors that produce Co-60 in Argentina, China and India.
The vertical integration of Nordion and Sterigenics has allowed us to more confidently make meaningful long-term investments to expand Co-60 supply for the medical products sterilization industry. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Key Factors Affecting Our Results of Operations.” Currently, approximately 9% of nuclear reactors worldwide are the type of reactors that have been capable of producing commercial quantities of Co-60. In December 2018, we acquired patents that may allow us to significantly increase our sourcing options for Co-60 and further expand the market for gamma sterilization. Additionally, in February 2020, we announced a collaboration with Westinghouse Electric Company to further develop the technology to produce Co-60 in Pressurized Water Reactors. We believe this collaboration could further diversify our supply with reliable U.S. domestic partners and encourage the implementation of this patented technology at other reactors around the world.
We continue to evaluate opportunities to increase Co-60 production, including through partnerships with CANDU reactor operators in Canada and Romania that would involve investing in their reactor infrastructure to enable long-term production of Co-60.
We also purchase Co-60 from regional suppliers in Argentina, China and India, and will continue to explore opportunities for supply in the global market.
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
One of Nordion’s customers is Sterigenics, which competes with several of Nordion’s other gamma sterilization service customers. When we acquired Nordion in 2014, we established information barriers between Nordion and Sterigenics with regard to certain customer information, which are still in place today, and we have certain agreements with Nordion’s customers requiring these barriers. These barriers prohibit us from managing a pricing strategy across our Sterigenics and Nordion segments with regard to customers.
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
Nordion’s main competitors in the HSA Co-60 industry include suppliers in China, Sweden and North America that have capability to produce medical Co-60. From 2017 to 2021, growth in our sale of medical Co-60 for the stereotactic radiosurgery device industry benefited from other competitors’ supply disruptions and lack of reliability.
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

We operate in an industry that requires significant regulatory and specialized scientific expertise. At a minimum, providers must maintain the proper certifications and accreditations from key regulatory and accreditation bodies, as well as obtain qualification by each customer as a “qualified supplier,” which is often required at the corporate level and at each of the customer’s operating sites. We employ over 500 scientists, technicians and service specialists, creating a substantial competitive advantage in terms of expertise. Our experts serve in predominant roles on a number of standards writing organizations, including the United States Pharmacopeia, AAMI, American Society of Testing and Materials and ISO. We have established credibility and trust with regulators and standards writing organizations which helps us educate customers about the continually-changing testing requirements in a complex and evolving regulatory landscape. Our regulatory and scientific expertise in laboratory testing allows us to serve as thought leaders within the industry and provide high-quality service to our customers. We focus on providing highly-differentiated services that our customers can rely upon to ensure compliance of and enhance their products. For example, over the course of 15 years, we have developed a proprietary, world-class compound database with over 8,000 known elements which enables our extractables and leachables testing. This database allows us to provide analytical data that differentiates our capabilities from our competitors.
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
Nelson Labs Customers
During the year ended December 31, 2021, Nelson Labs served approximately 3,500 customers, including many leading medical device manufacturers and pharmaceutical companies. We have recurring and stable customer relationships and benefit from minimal customer concentration. The quantity of customers served in the year ended December 31, 2021 decreased from the prior year primarily due to the decline in short-term customers with one-time requirements related to the COVID-19 pandemic. Our services are an essential component in our customers’ research and development and ongoing quality control processes but represent a small portion of end-product cost, which allows us to maintain long-term customer relationships and provide services that are integral to the supply chains of our global customers. We support customers through solutions-focused relationship managers, dedicated service centers and a team-wide service ethic. Nelson Labs has developed a proprietary customer portal that provides our customers quick and convenient access to important product information and customer service. The portal allows our customers to see their tests, status of the tests, estimated completion date and final reports and includes a live chat system connected to our customer service team.
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
Nelson Labs Facilities
We operate from a five building campus in Salt Lake City, Utah, with 85 laboratories including metrology, training, media prep labs, five ISO Class V certified clean rooms and customizable lab spaces. We also have facilities in Fairfield, New Jersey; Itasca, Illinois; Leuven, Belgium; Bozeman, Montana; Pleasant Prairie, Wisconsin; Wiesbaden, Germany, and seven other laboratories embedded in our Sterigenics sterilization facilities in North America, Europe and Asia.
Nelson Labs Recent Acquisitions
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
On November 4, 2021 we acquired Regulatory Compliance Associates Inc. (“RCA”) headquartered in Pleasant Prairie, Wisconsin. RCA is an industry leader in providing life sciences consulting focused on quality, regulatory, and technical consulting for the pharmaceutical, medical device and combination device industries. RCA will expand and further strengthen the technical consulting and expert advisory services capabilities of Nelson Labs.
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
Human Capital Resources
As of December 31, 2021, we employed over 3,000 employees worldwide. None of our U.S. employees are represented by unions. There are employees outside of the United States that are represented by unions or works councils in Canada, Belgium, Brazil, France, Germany and Mexico. One of our values is People. We value our people who are part of a global team that is diverse, respectful, passionate and collaborative. Our human capital strategy is aligned with our strategy and priorities and focuses on developing and delivering global solutions to attract, develop, engage and retain top talent. On an annual basis, we review our employees to assess performance and leadership potential. We also create succession plans and individual development plans to ensure we have the team needed for the future.
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
Additionally, our operations in the United States and the majority of our facilities outside the United States (to the extent we are processing a product in that facility that will end up in the U.S. market) are regulated by the FDA. We are also regulated by other health regulatory authorities in other countries. Specifically, these operations include some of our sterilization and product testing activities that may constitute “manufacturing” activities and are subject to FDA requirements. These requirements include site, contract drug manufacturer and supplier of active pharmaceutical ingredients registration and listing and manufacturing requirements. Regulations issued by the Occupational Safety and Health Administration (“OSHA”), the U.S. Nuclear Regulatory Commission (the “NRC”) and other agencies also require that equipment used at our facilities be designed and operated in a manner that is safe and with proper safety precautions and practices when handling, monitoring and storing EO and Co-60.
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
Our EO sterilization facilities evacuate EO from the sterilization chambers and aeration rooms. Most countries in which we operate have varying emission control requirements for EO emissions from our facilities. We are investing in additional voluntary controls on EO emissions at our facilities to outperform current and expected future regulatory requirements and further reduce facility emissions. For example, we have implemented additional controls to meet new German EH&S standards of stricter EO occupational exposure limitations. In the United States, our supplier maintains FIFRA registrations for EO as a medical device sterilant for users of EO across the United States. The USEPA is in the process of reviewing EO’s FIFRA re-registration eligibility in accordance with the provisions of FIFRA. As a condition of continued registration, the USEPA will likely require enhancements to the processes and equipment for use of EO as a medical device sterilant. The USEPA is also expected to propose updated National Emission Standards for Hazardous Air Pollutants (“NESHAP”) air emission regulations for EO commercial sterilization facilities, which have not yet been published and with which sterilization facilities like ours will be required to comply. In certain U.S. states, including California, additional regulatory requirements and obligations exist, including requirements for the provision of notices regarding the release of or exposure to certain listed substances, including EO and radioactive sources. Bills have been introduced in the U.S. Congress to further regulate EO sterilization activity. Each of our EO sterilization facilities utilizes a variety of control technologies (including wet scrubbers, catalytic oxidizers and dry bed scrubbers) to control these emissions, and we are investing in additional control features to further reduce emissions. For 2022 we expect capital expenditures of approximately $30.0 million related to environmental facility enhancements across all facilities within our business, and we anticipate similar investments in subsequent years. We consistently meet and outperform regulatory emissions control requirements, although we have experienced instances of emissions exceeding applicable standards, none of which we believe were material. We expect to be able to satisfy any changes to applicable regulatory requirements as they evolve.
In addition to government regulation, there are standards, guidelines and requirements established by industry organizations and other non-governmental bodies that may impact our operations such as the ISO’s limit on the permissible levels of residual EO on sterilized medical devices.
Gamma Irradiation Regulatory Overview
In the United States, Sterigenics is subject to NRC and state regulations that govern operations involving radioactive materials at gamma irradiation plants. These NRC and state regulations specify the requirements for, among other things, maximum radiation doses, system designs, safety features, alarms, employee and area monitoring, testing and reporting. Each of our U.S. gamma plants has a radioactive materials license from the NRC or the state in which it operates. Nordion also has NRC licenses to distribute radioactive material within the United States, which permits Nordion to install and remove Co-60 sources and provide other services to its customers, as well as a license to export radioactive material from the United States to Canada. The NRC recently implemented new security requirements for our U.S. gamma facilities.
Our Nordion segment operates through our subsidiary Nordion (Canada) Inc. in Canada and REVISS Services in the United Kingdom. Through Nordion, we are subject to additional Canadian regulations, including Transport Canada regulations for the Transportation of Dangerous Goods, CNSC regulations for the General Nuclear Safety and Controls, Health Canada requirements for drugs and devices and CNSC and Canadian Department of Foreign Affairs and International Trade requirements for import and export.
Outside North America, the European Union and other national authorities have developed regulations pertinent to the operation of gamma irradiators that are similar to those of the NRC. While some specific requirements are different in the various other nations as compared to the United States, the fundamental concepts are consistent among the countries, since all are signatories to the International Atomic Energy Agency (“IAEA”) conventions and have adopted safety standards from the IAEA and recommendations from the International Commission on Radiological Protection (“ICRP”).
E-beam and X-ray Irradiation Regulatory Overview
In the United States, irradiators that use accelerators are regulated by the individual state in which a facility resides. While there is some variability in the content of regulations among states, all are patterned after the general regulations of the NRC. These regulations typically specify the requirements for radiation shielding, system designs, safety features, alarms, employee and area monitoring, testing and reporting. Some E-beam and X-ray facilities require environmental permits too.
Outside of the United States, accelerator regulations are similar among various nations. These regulations are based on the IAEA standards and ICRP recommendations, much like those for gamma irradiators.
Available Information
Our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through the Investor Relations page of our internet website at www.investors.soterahealth.com, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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
Risk Factor Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
•disruption in the availability of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of geopolitical instability arising from U.S., Canadian and European Union relations with Russia and related sanctions;
•changes in industry trends, environmental, health and safety regulations or preferences, and general economic, social and business conditions;
•health and safety risks associated with the use, storage, transportation and disposal of potentially hazardous materials such as EO and Co-60;
•the impact and outcome of current and future legal proceedings and liability claims, including lawsuits alleging personal injury, property devaluation and other injuries by purported exposure to emissions of EO from our facilities in Willowbrook, Atlanta and Santa Teresa, and the possibility that other claims will be made in the future relating to these or other facilities, and any inadequacy of our insurance coverage to pay any judgments rendered against us, including that our per occurrence limit for claims relating to Willowbrook’s EO emissions has been reached and our insurance for future alleged environmental liabilities excludes coverage for EO claims;
•competition we face;
•market changes, including inflationary trends in input costs such as labor, raw materials and energy, that impact our long-term supply contracts with variable price clauses and increase our cost of revenues;
•allegations of our failure to properly perform our services and any potential product liability claims, recalls, penalties and reputational harm;
•compliance with the extensive regulatory requirements to which we are subject and the related costs, and any failures to receive or maintain, or delays in receiving, required clearance or approvals;
•business continuity hazards, including supply chain disruptions and other risks associated with our operations;
•the ongoing impact of the COVID-19 pandemic;
•our ability to increase capacity at existing facilities, build new facilities in a timely and cost-effective manner and renew leases for our facilities;
•our ability to attract and retain qualified employees;
•the risks of doing business internationally, including global and regional economic and political instability and compliance with numerous laws and regulations in multiple jurisdictions;
•cyber security breaches, unauthorized data disclosures, and our dependence on information technology systems;
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
•our ability to comply with rapidly evolving data privacy and security laws and regulations and any ineffective compliance efforts with such laws and regulations;

•our history of net operating losses, including a net loss attributable to Sotera Health Company of $38.6 million and $20.9 million for the years ended December 31, 2020 and 2019, and the risk that we may not maintain profitability in the future;
•the effects of unionization efforts and labor regulations in certain countries in which we operate;
•our significant leverage could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, limit our flexibility in operating our business through restrictions contained in our debt agreements and prevent us from meeting our obligations under our existing and future indebtedness. As of December 31, 2021, our indebtedness totaled approximately $1,763.6 million, and our debt service obligations (principal and interest) represented approximately 17% of our net cash flows from operating activities (before giving effect to the payment of interest);
•impairment charges on our goodwill and other intangible assets with indefinite lives, as well as other long-lived assets and intangible assets with definite lives;
•adverse changes to our tax positions in U.S. or non-U.S. jurisdictions, the interpretation and application of recent U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations;
•risks associated with the uncertainty of LIBOR and other interest “benchmarks” which affect our debt finance instruments;
•certain investment funds and entities affiliated with Warburg Pincus and GTCR, which we refer to collectively as the “Sponsors,” continue to have substantial control over us, which could limit stockholders’ ability to influence the outcome of key transactions, including a change of control; and,
•the fact that we may be considered a “controlled company” within the meaning of the Nasdaq corporate governance standards and would qualify for exemptions from certain corporate governance requirements, which means that our stockholders may not have the same protections afforded to stockholders of companies that are subject to such requirements.
Risks Related to the Company
We depend on a limited number of counterparties that provide the materials and resources we need to operate our business. Any disruption in the availability of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of current geopolitical instability arising from U.S., Canadian and European Union relations with Russia and related sanctions, may have a material adverse effect on our operating results.
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
We source a substantial portion of our Co-60 supply from three nuclear reactor operators and five reactor sites in Canada and Russia under contracts that extend to between 2024 and 2064. See Item 1, “Business—Our Businesses—Nordion—Nuclear Reactor Operators.” If there were a decrease in output or disruption at any of these reactors (including as a result of a natural disaster or other adverse occurrence), the counterparties failed to perform under their agreements with us or declined to enter into renewal contracts with us for our future supply needs and we are unable to obtain supply from other sources, or if such sources begin to compete with us in one or more geographies, this could have a material adverse effect on our business. In addition, a number of reactors that have the capacity to generate Co-60 are government owned. Priorities of governments can change. Any repurposing of a government-owned reactor that generates Co-60 for an alternative use has in the past and could in the future lead to a decrease in Co-60 availability, which could have a material adverse effect on our business, prospects, financial condition or results of operations.
We estimate approximately 20% of our long-term supply of Co-60 will be generated by Russian nuclear reactors. Further, over the next few years, we expect that there will be periods when, due to planned or unplanned outages and variability in supply from individual reactors, the proportion of our supply from Russian reactors may increase to as much as approximately 50% for a given year. The United States, Canada and the European Union have imposed sanctions against Russian industries, Russian officials and certain Russian companies, banks, logistics providers and individuals. Russia has responded with countermeasures, including limiting the import of certain goods from the United States and other countries. Expanded sanctions could target government-owned operations, including Russian nuclear reactor operators, Russian government or private owned banks and Russian logistics providers, and could prevent us from doing business with them. In addition, some international logistics providers have voluntarily ceased doing business involving Russia. The U.S. government has also implemented certain sanctions targeting non-U.S. persons for activities conducted outside the United States that involve specific sanctions targets or certain activities related to sanctioned countries, any of which could prohibit us from conducting routine commercial transactions with Russian entities that are engaged in certain transactions related to sanctioned countries or sanctioned parties. If the U.S., Canada or the European Union broaden the scope of sanctions against Russia (whether through new sanctions or interpretations of existing sanctions) and prevent the importation or shipment of (or payment for) Russian-sourced Co-60, or if we are unable to identify international logistics providers needed for the supply of Co-60 from Russia, or the Russian government responds with further countersanctions, it may make it generally more difficult or impossible to do business with Russian entities. Any sanctions or countermeasures could have a material adverse effect on our business, prospects, financial condition or results of operations.
Any interruptions that we experience with our key suppliers, regarding the availability of Co-60 or EO, changes in regulatory requirements regarding the use of Co-60 or EO or unavailability or short-supply of raw materials or services, may disrupt or cause a shutdown of portions of our operations, materially increase our costs or have other adverse consequences on our business, prospects, financial condition or results of operations.
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
If changes in healthcare regulations or other developments in the healthcare industry, including concerns around single-use medical devices or the impact of the COVID-19 pandemic, were to lead to a material reduction in medical procedures or use of medical devices, demand for our services could be adversely affected. For example, during the pandemic, there has been an increase in deferred elective procedures, which negatively impacts demand for some of our products and services as a result of a decrease in the need for sterilized single-use medical devices used in these procedures. For more information, see Risk Factor “— The COVID-19 pandemic has had and could continue to have adverse effects on our business, financial condition and results of operations, which could be material.” Demand for our products and services may also be affected by changes from time to time in the laws and regulations that govern our operations and industry, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which in turn impact industry trends. New regulatory requirements could lead to changes in the medical device industry and the behavior of our customers that are difficult to predict but could have a material adverse effect on our business, prospects, financial condition or results of operations. Further, if any significant disposal restrictions or requirements are imposed that materially increase the cost or administrative burden of the disposal process for single-use medical devices, hospitals and other end-users of such devices might decrease their use of such devices in favor of reusable medical products, which would decrease the demand for our services, which could in turn have a material adverse effect on our business, prospects, financial condition or results of operations.
Changes in environmental, health and safety regulations or preferences may negatively impact our business.

Federal, state and international authorities regulate all of our operations within the three business units, including the operation of our gamma irradiation and EO processing plants, as well as the operations of our customers. If any of the regulators that govern our operations or the operations of our customers were to institute severely restrictive policies or regulations that increase our costs or change the preferences or requirements of our customers, demand for our products and services may be materially affected. Additionally, certain regulators, including the FDA, have started initiatives to encourage development of sterilization alternatives to EO processing. We have taken part in some of these initiatives. We have also made proactive, voluntary investments to enhance the emissions controls within our EO facilities. However, new regulations or changes to existing or expected regulations may require additional investments in new emissions control technology or otherwise increase the cost of our gamma irradiation or EO processing. See related Risk Factor “—We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may negatively impact our revenues, profitability, financial condition or value.” Reconfiguring a gamma irradiation or EO processing plant so that it is suitable for a different sterilization technology, in response to changes in demand or other factors, would require significant capital investment and require us to suspend operations at the affected facility during the conversion. Any of the foregoing could have a material adverse effect on our business, prospects, financial condition or results of operations.
Safety risks associated with the use, storage and disposal of potentially hazardous materials, such as EO and Co-60, may result in accidents or liabilities that materially affect our results of operations.
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
Because Co-60 is radioactive, its containment and proper shielding is very important in preventing contamination or improper exposure. If the double-encapsulated Co-60 pencils were to become damaged or corroded, Co-60 sources could develop a source leak, leading to radioactive contamination requiring comprehensive clean-up of the storage pool. Similarly, physical damage to the protective stainless-steel covering during the process of adding or removing Co-60 rods from an irradiator could also result in a source leak and contamination incident. Clean-up and disposal costs for damaged Co-60 rods and radioactive contamination could be significant. If any liability claims are made against us in the future, we could be liable for damages that are alleged to have resulted from such exposure or contamination.
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
Any incident at any of our EO, gamma or lab facilities that causes harm to workers or others or the interruption of normal operations at such facility could result in substantial liability to us. We are currently the subject of lawsuits alleging that purported EO emissions from certain of our current and former facilities have resulted in toxicological or health-related impacts on the environment, the communities that surround our facility and a customer’s employees. We deny these allegations and intend to vigorously defend against these claims. We have also from time to time been involved with workers’ compensation claims relating to potentially hazardous materials. We may be subject to similar claims in the future, and one or more adverse judgments could result in significant liability for us and have a material adverse effect on our business, financial condition and results of operations. See related Risk Factors “—We are currently defending certain litigation, and we are likely to be subject to additional litigation in the future” and “—Potential health risks associated with the use of EO may subject us to future liability claims and other adverse effects.”
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
We currently carry pollution liability insurance for all our facilities and related operations and liability insurance, including from third party bodily injury or property damage allegedly arising from the storage, use, transportation or accident involving Co-60 sources throughout our operations. However, such insurance may not cover all risks associated with the potential hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies. Additionally, our insurance for future alleged environmental liabilities excludes coverage for EO claims. Our ability to increase pollution liability insurance limits or replace any policies upon their expiration without exclusions for claims related to alleged EO exposure has been adversely impacted by claims against us, including current claims alleging that purported EO emissions from certain of our facilities have resulted in toxicological or health-related impacts on the environment, the communities that surround our facility and a customer’s employees. We deny these allegations and are vigorously defending against these claims. To the extent any pollution liability is not covered by our insurance or able to be recovered from other parties, our business, financial condition or results of operations could be materially adversely affected.
Potential health risks associated with the use of EO may subject us to future liability claims and other adverse effects.
Potential health risks associated with exposure to EO under certain conditions subject us to the risk of liability claims being made against us by workers, contractors and others, including individuals who reside or have resided near our EO sterilization facilities and employees of our customers. Assessments of the potential health risks of exposure to EO have evolved over time. For example, although EO is present in the environment from a variety of sources and naturally produced by the human body, the USEPA has identified a potential for increased risk of certain cancers from exposure to EO. In 2016, the USEPA published its Integrated Risk Information System toxicity assessment of EO (the “IRIS Assessment”), and in 2018, the USEPA published an updated National Air Toxics Assessment, which utilized the IRIS Assessment and data collected in 2014, identifying EO as a potential cancer concern in several areas across the country, including areas surrounding our Willowbrook facility and our facilities in Atlanta and Santa Teresa, New Mexico. Another organization has disagreed with aspects of the IRIS Assessment on the carcinogenic potency of EO. We expect risk assessments related to EO will continue to evolve and be examined and that EO facilities, including Sterigenics facilities, will continue to be the subject of future air quality assessments. We can give no assurance as to the impact of current or future EO risk or air quality assessments on our business, prospects, financial condition or results of operations. See related Risk Factor “—We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may hurt our revenues, profitability, financial condition or value.”
We are currently the subject of tort lawsuits alleging personal injury by purported exposure to emissions and releases of EO from our facilities in Willowbrook and Atlanta. Additionally, we are defendants in a lawsuit by certain employees of a contract sterilization customer in Georgia who allege personal injury by workplace exposure to EO. We are also defendants in lawsuits alleging that our Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. Additional personal injury and property devaluation claims have been threatened. We are also defendants in a lawsuit brought by the State of New Mexico, ex rel. Hector Balderas, Attorney General alleging that emissions of EO from our Santa Teresa facility constitute a public nuisance, have materially contributed to increased health risks suffered by residents in the area, and that injunctive relief should be awarded requiring us to cease uncontrolled emissions of EO from the Santa Teresa facility, including by making certain modifications to sterilization processes at the facility. We deny the allegations and are vigorously defending these claims. See related Risk Factor “—We are currently defending certain litigation, and we are likely to be subject to additional litigation in the future,” Item 3, “Legal Proceedings” and Note 20, “Commitments and Contingencies” to our consolidated financial statements. It is likely that we will be subject to other claims by or on behalf of similar groups of plaintiffs in the future relating to any of our current or former facilities. In addition, we have encountered and will likely continue to encounter resistance, protests or other actions in communities where our existing facilities are located or where we seek to establish or expand facilities based on the perceptions of the risk associated with exposure to EO held by some residents and officials of these communities. This publicity may also have other adverse impacts, including damage to our reputation and public pressure against our facilities that may affect our ability to conduct our business.
If we are the subject of other lawsuits related to emissions and releases of EO, that litigation, regardless of the merits of the claims at issue or the ultimate outcome of the case, could result in a substantial cost to us and could have a material adverse effect on our business, prospects, financial condition or results of operations.

We are currently defending certain litigation, and we are likely to be subject to additional litigation in the future.
Our business exposes us to significant potential risk from lawsuits, investigations and other legal proceedings. We are currently pursuing and defending various proceedings and will likely be subject to additional proceedings in the future, including potential litigation regarding the products and services we provide or which we or our predecessors have provided. We are currently the subject of tort lawsuits alleging personal injury by purported exposure to emissions and releases of EO from our facilities in Willowbrook and Atlanta. Jury trials in individual lawsuits related to our facility in Willowbrook are scheduled to begin in Cook County, Illinois in July 2022. Additionally, we are defendants in a lawsuit by certain employees of a contract sterilization customer in Georgia who allege personal injury by purported workplace exposure to EO. We are also defendants in lawsuits alleging that our Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. Additional property devaluation claims have been threatened and additional personal injury claims may be filed. We are also defendants in a lawsuit brought by the State of New Mexico, ex rel. Hector Balderas, Attorney General alleging that emissions of EO from our Santa Teresa facility constitute a public nuisance and have materially contributed to increased health risks suffered by residents in the area. In June 2021, the Court in that lawsuit entered an Order Granting Preliminary Injunction prohibiting Sterigenics from allowing any uncontrolled emission or release of EO from the facility. In December 2021 the Court in that lawsuit further ordered certain protocols to monitor Sterigenics’ compliance with the injunction. We deny the allegations in these claims and are vigorously defending against them. However, one or more adverse judgments could result in significant liability for us and have a material adverse effect on our business, financial condition and results of operations. In addition, we are involved in litigation in Georgia against local officials to allow us to resume operations at our Atlanta facility that had been suspended while we installed enhancements to our EO emissions control systems. See Item 3, “Legal Proceedings” and Note 20, “Commitments and Contingencies” to our consolidated financial statements for more detail on our pending litigation.
In litigation, including those described above, plaintiffs may seek various remedies, including without limitation declaratory and/or injunctive relief; compensatory or punitive damages; restitution, disgorgement, civil penalties, abatement, attorneys’ fees, costs and/or other relief. Settlement demands may seek significant monetary and other remedies, or otherwise be on terms that we do not consider reasonable under the circumstances. In some instances, even if we comply with applicable laws and regulations, including those relating to emission standards, an adverse judgment or outcome may occur based on other applicable laws or principles of common law, including negligence and strict liability, and result in significant liability and reputational damage for us. Defense of litigation may result in diversion of management attention from other priorities. It is likely that we will be subject to other claims in addition to those described above by or on behalf of similar groups of plaintiffs in the future relating to any of our current or former facilities or activities. In addition, awards against and settlements by our competitors or publicity associated with our current litigation could incentivize parties to bring additional claims against us.
The financial impact of litigation, particularly class action and mass action lawsuits, is difficult to assess or quantify. If we are the subject of future lawsuits, regardless of the merits of the claims at issue or the ultimate outcome of a case, any litigation could be costly to defend, could result in an increase of our insurance premiums, and exhaust any available insurance coverage. Claims against us that result in entry of a judgment or we settle that are not covered or not sufficiently covered by insurance policies, or which fall within retained liability under our policies, could have a material adverse impact on our business, prospects, financial condition or results of operations. Our current environmental liability insurance does not cover future claims related to EO. Even where we have coverage for claims brought against us, our insurance may not be adequate to cover all potential liabilities and losses arising from those claims, and we have significant self-insured retention amounts, which we would have to pay in full before obtaining any insurance proceeds. Additionally, even where a claim should be covered by insurance, an insurer might refuse coverage. To the extent our insurance coverage is inadequate and we are not successful in identifying additional coverage for such claims, we would have to pay any costs or losses in excess of policy limits, including potentially costs to defend such claims, and the amount of any settlement or judgment. For example, while our historical environmental liability insurance did cover litigation related to EO, like the litigation pending in Willowbrook, Atlanta and Santa Teresa described above, the policy under which we have received coverage has limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook litigation is fully utilized and the $10.0 million coverage remaining is currently being utilized for the ongoing legal costs associated with the EO claims related to our facilities in Atlanta and Santa Teresa. As of December 31, 2021, we have utilized approximately $2.2 million of the remaining $10.0 million limit. Any settlement or judgment against us arising out of the litigation pending in Willowbrook, Atlanta or Santa Teresa would likely exceed the remaining insurance recoveries available to us and could have a material adverse effect on our business, prospects, financial condition or results of operations. See Item 3, Legal Proceedings and Note 20, “Commitments and Contingencies” to our consolidated financial statements for more detail on our pending litigation.

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
If Co-60 source suppliers in other countries, including China, India, Argentina or Russia, significantly increase their involvement in the global Co-60 sources market, it could have a material adverse effect on our business, prospects, financial condition or results of operations. Additionally, several customers of our Nordion business are themselves providers of sterilization services and therefore are competitors of our Sterigenics business. If these customers were to shift to a different source for their supply of Co-60 sources, because they prefer to use a supplier not affiliated with us or for any other reason, it could materially adversely affect our business, prospects, financial condition or results of operations. Further, if a Nordion customer were to lose market share to a competitor using an alternative sterilization provider, we would similarly lose sales volumes, which may have a material adverse effect on our business, prospects, financial condition or results of operations.
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
Our aggregate direct input costs, including labor, raw materials and energy represents a significant portion of our cost of revenues. We have experienced and may continue to experience, volatility and increases in the price of certain of these costs as a result of global market and supply chain disruptions and the broader inflationary environment. For more information, see Risk Factor “—Inflationary trends in the price of our input costs, such as labor, raw materials and energy, could adversely affect our business and financial results.” The prices of the direct materials we utilize vary with market conditions and may be highly volatile. Additionally, the cost of energy for some of our facilities is regulated, and we are required to work with the local utility provider, which prevents us from contracting for a lower rate or seeking an alternate supplier. Although we have attempted, and will continue to attempt, to match increases in the prices of direct materials or energy with corresponding increases in prices for our products and services, our ability to pass through increases in our input costs is highly dependent upon market conditions and we may not be able to immediately raise such prices, if at all. Most of our customer contracts for sterilization services allow us to pass through our direct material costs, but we may not be able to immediately or completely implement increases in the prices of our products and services. Specifically, there is a risk that raising prices charged to our customers could result in a loss of sales volume. Reactions by our customers and competitors to our price increases could cause us to reevaluate and possibly reverse or reduce such price increases. Any increase in the price of labor, raw materials, or energy could have a material adverse effect on our business, prospects, financial condition or results of operations.
Allegations of our failure to properly perform our services may expose us to potential product liability claims, recalls, penalties and reputational harm or could otherwise cause a material adverse effect on our business.
We face the risk of financial exposure to product and other liability claims alleging that our failure to adequately perform our services resulted in adverse effects, including product recalls or seizures, adverse publicity and safety alerts. In our Sterigenics business, for example, while our customers are generally responsible for determining the cycle parameters (the levels of temperature, humidity and EO concentration to which products are exposed during the sterilization process and the duration of such exposure) or dosage specifications (the amount of gamma or E-beam irradiation to which products are exposed) for their products, we are required to certify that such cycle or dosage parameters were achieved. If we fail to process a customer’s product in accordance with the cycle parameters, dosage specifications or testing requirements prescribed by the customer, our standard contract requires us to inform our customer of the nonconformance, to reprocess or retest the product if that is a feasible alternative and to reimburse the customer (subject to a maximum) for the cost of any such product which is damaged as a result of the nonconformance. We could be held liable in the future for personal injury, contractual or other damages that are alleged to result from improper or incorrect processing, cycle parameters or dosage specifications, testing or product damage. Even where processing occurred within cycle parameters, we have faced in the past and may face in the future claims of personal injury resulting from processing. In our Nelson Labs business, if we fail to perform our services in accordance with regulatory requirements for medical products, regulatory authorities may take action against us or our customers. Regulatory authorities may disqualify certain analyses from consideration in connection with marketing authorizations, which could result in our customers not being able to rely on our services in connection with their submissions, may subject our customers to additional studies or testing and delays in the development or authorization process, and may lead our customers to take actions such as terminating their contracts with us. We could also face claims that we performed erroneous or out-of-specification testing or data integrity complaints, any of which could require retesting, and could result in claims of economic or other loss or personal injury.
In our Nelson Labs business, through the acquisition of BioScience in March 2021, we periodically engage in clinical trials or studies and are subject to additional regulatory requirements, including those relating to human subject protection, good clinical practices and data privacy. Any actual or perceived failure to meet such requirements may result in regulatory authorities taking action against us or our customers, and we may face claims or be held liable for harm caused to human subjects.
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
Although we maintain product and professional liability insurance coverage in amounts we believe are customary, there can be no assurance that this level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. In addition, insurance coverage is subject to exclusions, which change from time to time based on industry developments. Our product and professional liability insurance does not cover matters related to EO emissions, for example. A product recall or seizure or a partially or completely uninsured judgment against us could have a material adverse effect on our business, prospects, financial condition or results of operations.

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
Our industry is characterized by evolving regulations, and our operations are subject to extensive regulation in the United States and other countries where we do business. We are regulated by national and local agencies with jurisdiction over a number of areas directly or indirectly related to our businesses, including environmental, nuclear safety, homeland or national security, worker safety and health, food, drug and device manufacturing, fire protection, research, and marketing, transportation, drug enforcement (governing the handling of controlled substances), protection against infectious diseases and pathogens and agriculture, fish and wildlife. These laws and regulations regulate our use of potentially hazardous materials, such as EO, Co-60 and E-beam, and can require us to carefully manage, control emissions of or limit human exposure to, these materials. For example, OSHA regulations and similar laws in other jurisdictions limit worker exposure to EO. In addition, FDA regulations dictate the acceptable amount of EO residue on different types of sterilized products. In most jurisdictions, we are required to maintain and operate pollution control equipment to minimize emissions and releases of EO. Regulations issued by OSHA, the NRC and other agencies also require that equipment used at our facilities be designed and operated in a manner that is safe. In the United States, the use of EO for medical device sterilization is regulated by the USEPA under FIFRA and the CAA. Our supplier maintains a FIFRA registration for the EO they sell in the United States that is used to sterilize or reduce the viable microorganisms on a listed group of products, including medical devices, pharmaceutical products, cosmetics and spice products. The USEPA is in the process of reviewing EO’s FIFRA re-registration eligibility in accordance with the provisions of FIFRA. In November 2020, the USEPA released a draft risk assessment for public comment regarding the re-registration review, stating that mitigation measures are necessary to protect the health of workers at facilities that use EO and surrounding communities. The next step in the FIFRA re-registration process would be to issue a proposed interim decision, which is used to outline the potential risk management options to address any potential risks of concern. As a condition of continued registration, the USEPA is likely to require enhancements to the processes and equipment for use of EO used for the listed applications. Any future failure of the USEPA to allow the FIFRA re-registration of EO would have a material adverse effect on our business, prospects, financial condition or results of operations.
There have been ongoing regulatory developments at USEPA relating to EO emissions, which could trigger additional community concerns and litigation regarding EO that could cause us to incur material defense costs, could result in diversion of management resources, and potentially could cause us to incur material liability or settlement costs or have other adverse effects on our business, financial condition, or operations. For example, in 2021 the USEPA Office of the Inspector General (“OIG”) published multiple reports critical of the USEPA’s communications about risks related to EO facilities, including Sterigenics facilities in Willowbrook and elsewhere, and suggesting that the USEPA should conduct a new residual risk and technology review for EO emitting industrial source categories, which may lead to additional regulatory restrictions and oversight. In addition, in December 2021, the USEPA expanded the scope of reporting requirements to require most EO sterilization facilities in the U.S., including Sterigenics facilities, to report their EO emissions to a USEPA database, starting in 2022, a practice Sterigenics previously followed until 2017.
In January 2022, the USEPA proposed updated National Emission Standards for Hazardous Air Pollutants (“NESHAP”) regulations for EO emissions at miscellaneous organic chemical manufacturing facilities, including EO manufacturers. While the January 2022 NESHAP proposal does not regulate our facilities, the EPA is expected in a subsequent rulemaking in 2022 to propose new NESHAP regulations for commercial EO sterilization facilities, with which sterilization facilities like ours will be required to comply. The European Union also is reviewing the current regulations for the use of EO in EO sterilization facilities, which is expected to result in additional compliance obligations. We expect to incur capital costs for enhancements to our equipment and to implement process automation and emission control enhancements to comply with these and other changing requirements. If future regulations differ from our current expectation, they may require additional modifications and capital costs beyond what we have budgeted for, which could be material.
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
See Item 1, “Business—Governmental Regulation and Environmental Matters” for more information on the regulatory requirements of our businesses.
Compliance with these regulations, as well as our own voluntary programs that relate to maintaining the safety of our employees and facilities as well as the environment, and the safety and competitiveness of our equipment, systems and facilities, may be difficult, burdensome or expensive. Any change in these regulations, the interpretation of such regulations as well as our customers’ perception of such changes will require us to make adaptations that may subject us to additional costs, and ultimate costs and the timing of such costs may be difficult to accurately predict and could be material. Regulatory agencies may refuse to grant approval or clearance or may require the provision of additional data, and regulatory processes may be time consuming and costly, and their outcome may be uncertain in certain of the countries in which we operate. Failure to secure renewal of permits or tightening of restrictions within our existing permits could have a material adverse effect on our business or cause us to incur material expenses. Regulatory agencies may also change policies, adopt additional regulations or revise existing regulations, each of which could impact our ability to provide our services or increase our costs. Additionally, local regulatory authorities may change the way in which they interpret and apply local regulations in response to negative public pressure about our facilities. For example, officials stopped operations at one of our facilities purportedly to review our fire and building code status and certificate of occupancy.
Our failure to comply with the regulatory requirements of these agencies and officials may subject us to administratively or judicially imposed sanctions. These sanctions include, among others, warning letters, notices of violation, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention and total or partial suspension of operations, sale and/or promotion. While we strive to comply with these regulatory requirements, we have not always been and may not always be in compliance and, as a result, can be subject to significant civil and criminal fines and penalties, including the shutdown of our operations or the suspension of our licenses, permits or registrations. See Item 3, Legal Proceedings and Note 20, “Commitments and Contingencies” to our consolidated financial statements and related Risk Factor “—Potential health risks associated with the use of EO may subject us to future liability claims and other adverse effects.” The failure to receive or maintain, or delays in the receipt of, relevant U.S. or international regulatory qualifications could have a material adverse effect on our business, prospects, financial condition or results of operations.
Our operations are subject to a variety of business continuity hazards and risks, including supply chain disruptions related to the COVID-19 pandemic and climate-change and our reliance on the use and sale of products and services from single locations, any of which could interrupt production or operations or otherwise adversely affect our performance, results or value.
In addition to the other risks described, our operations and our supplier and customers’ operations are subject to business continuity hazards and risks that include explosions, fires, earthquakes, inclement weather and other natural disasters; utility, equipment or other mechanical failures; unscheduled downtime; labor difficulties; disruption of communications; terrorist, security breach or other workplace violence event; changes in the use of government-owned reactors, including repurposing nuclear facilities; other governmental action; and pandemics or other public health crises.
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
Supply chain disruptions, such as the ones related to the COVID-19 pandemic, may impair or delay our ability to obtain sufficient quantities of certain materials through our ordinary supply channels and cause us to incur higher costs by procuring raw materials from other sources in order to compensate for such delays or lack of availability. Supply chain disruptions such as these may impair or delay our customers’ ability to provide us work or products for processing. At the same time, climate-change related disruptions may affect the availability, quality and pricing of materials used in the operation of our business or our customers’ businesses. There is growing evidence that carbon dioxide and other greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather and precipitation patterns, and the frequency and severity of extreme weather and natural disasters, such as floods, wildfires, droughts and water scarcity. To the extent such climate change effects have a negative impact on our procurement of materials and supplies, it could impact the availability, quality and pricing of such raw materials. To the extent such climate change effects have a negative impact on our customers, it could impact the volume of work they provide to us. If we are not able to successfully mitigate such supply chain and climate-change related risks, we could experience disruptions in production or increased costs, which may result in decrease in our gross margin or reduced sales, and have a material adverse effect on our business, results of operations and financial condition.
In addition, since we obtain Co-60 from a limited number of reactors, if any of their facilities were to be seriously damaged or have their production materially decrease due to a natural disaster or other adverse occurrence, our access to Co-60 would be materially affected and we may be unable to meet all the needs of our customers. See related Risk Factor “—We depend on a limited number of counterparties that provide the materials and resources we need to operate our business.”
Further, governmental action may disrupt the operations of our facilities that process potentially hazardous materials. For example, in October 2019, county officials precluded operations at our Atlanta facility until a new certificate of occupancy was obtained after a third-party code-compliance review. Although our Atlanta facility resumed operations under an April 2020 Temporary Restraining Order prohibiting county officials from interfering with normal operations, our facility could be forced to close again upon the resolution of related litigation. In addition, in June 2021, the Court in a lawsuit related to our facility in Santa Teresa, New Mexico, entered an Order Granting Preliminary Injunction prohibiting Sterigenics from allowing any uncontrolled emission or release of EO from that facility. In December 2021, the Court further ordered certain protocols to monitor Sterigenics’ compliance with that preliminary injunction. Although operations at the Santa Teresa facility comply with these orders, operations there may be negatively impacted if it is unable to comply in the future. The occurrence of any of these or other events might disrupt or shut down operations or otherwise adversely impact the production or profitability of a particular facility or our operations as a whole.
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
The global impact of the COVID-19 pandemic, including the governmental responses, has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility, and has disrupted our operations. For example, during the pandemic, there has been an increase in deferred elective procedures, which negatively impacts demand for some of our products and services as a result of a decrease in the need for sterilized medical devices used in these procedures. Further, although our operations are considered “essential” in all locations where we operate, we have experienced, and may experience in the future, temporary facility closures while awaiting appropriate government approvals in certain jurisdictions or delays in delivering products or services to customers. The extent to which our operations will be impacted by the outbreak will largely depend on future developments, which are highly uncertain and cannot be accurately predicted, including mandatory closures of our facilities imposed by government authorities, work-from-home orders and social distancing protocols, significant rates of employee infection or other currently unforeseen restrictions that could adversely affect our ability to adequately staff and maintain our operations, and those effects could be material. For example, during the pandemic we have experienced delayed deliveries at certain locations as a result of governmental travel restrictions enacted in response to COVID-19. We have implemented business continuity planning, including to transition staff off-site to decrease exposure risk and to manage supply chain risk for critical materials, but we cannot guarantee that these measures will be successful.
If the COVID-19 outbreak disrupts our supply chain or our customers’ supply chains, it could adversely impact our ability to secure supplies or customer work for our facilities, which could adversely affect our operations, and those effects could be material. During the pandemic customer supply chain disruptions have had an impact on operations at certain of our locations, including causing capacity constraints due to delayed deliveries of customer products for processing. The pandemic, and ongoing uncertainty related to new variants of COVID-19, and the response thereto, including vaccination and booster vaccination efforts, continue to evolve, and we cannot at this time forecast its ultimate duration, severity or the impact to our business, customers, our supply chain or our customers’ supply chains. This negative impact could continue for an extended period of time or more severely impact our financial condition and results of operations, and continued weak or worsening economic conditions could negatively impact consumer demand for our products and services. Additionally, compliance with vaccine mandates to the extent they are imposed in the jurisdictions in which we operate may lead to employee absences, resignations, or labor shortages. Any such mandates may also affect our suppliers or customers, which could disrupt our access to raw materials and customer product processing and exacerbate supply-chain related risks. Future pandemics and public crises could impact our business in a similar or worse manner. See related Risk Factor “—Our operations are subject to a variety of business continuity hazards and risks, including supply chain disruptions related to the COVID-19 pandemic and climate-change and our reliance on the use and sale of products and services from single locations, any of which could interrupt production or operations or otherwise adversely affect our performance, results or value.”
Inflationary trends in the price of our input costs, such as labor, raw materials and energy, could adversely affect our business and financial results.
We have experienced and may continue to experience, volatility and increases in the price of certain input costs, such as labor, raw materials and energy costs, as a result of global market and supply chain disruptions and the broader inflationary environment.
If we are unable to increase the prices to our customers of our products or services to offset inflationary cost trends, or if we are unable to achieve cost savings to offset such cost increases, our profits and operating results could be adversely affected. For more information, see Risk Factor “—Certain of our long-term contracts include variable price clauses and are subject to market changes, which could have a material adverse effect on our business.” Our ability to price our services and products competitively to timely reflect higher input costs is critical to maintain and grow our sales. Increases in prices of our services and products to customers may lead to declines in sales volumes. Further, we may not be able to accurately predict the volume impact of price increases, especially if our competitors are able to more successfully adjust to such input cost volatility. Increasing our prices to our customers could result in long-term sales declines or loss of market share if our customers find alternative suppliers or choose to reformulate to rely less on our services or products, which could have an adverse long-term impact on our results of operations.
If we are unable to increase capacity at existing facilities and build new facilities in a timely and cost-effective manner, we may not achieve our expected revenue growth or profitability or such revenue growth and profitability, if any, could be delayed.
Our growth strategy depends on expanding capacity in Europe, the Americas and Asia, which includes building new facilities and maintaining and expanding existing facilities. The construction or expansion of modern and safe sterilization facilities requires significant expenditures. Delay in the review and licensing process for a new facility could impair or delay our ability to develop that facility or increase the cost so substantially that the facility becomes unattractive to us. Any failure to procure and maintain the necessary licenses and equipment would adversely affect ongoing development, construction and continuing operation of our facilities. Additionally, even when we maintain the necessary licenses and equipment and are in compliance with applicable regulations, we may be unable to maintain or expand our operations at existing facilities, or otherwise execute on our growth strategy, due to negative publicity or community resistance. Suspensions and closures of our facilities have in the past and may continue to impact our results of operations, and the effects could be material. Those new facilities that are constructed and begin operations may not meet our return expectations due to schedule delays, diversion of management’s attention, cost overruns or revenue shortfalls, or they may not generate the capacity that we anticipate or result in the receipt of revenue in the originally anticipated time period or at all. We may not maintain revenue growth or profitability, or such growth, if any, could be delayed if we are not successful in continuing to expand capacity. Additionally, if future demand trends warrant capacity in geographic areas that we have not targeted for new growth, we may be unable to capitalize on opportunities in a timely manner.
We depend upon our ability to attract and retain highly skilled employees. If we fail to attract and retain the talent required for our business, our operations could be adversely affected and our business could be materially harmed.
We depend to a significant degree on our ability to hire and retain highly qualified personnel with expertise in our industries. The market for qualified employees in the industries in which we operate is competitive and our ability to operate, compete and grow our business depends on our ability to hire and retain qualified personnel in all areas of our organization. If our recruiting efforts are less successful, or if we cannot retain our key personnel, performance of our operations may suffer and we may be delayed or prevented from achieving our business objectives. If we are unable to attract and retain highly skilled employees, our inability to do so could have a material adverse effect on our business, prospects, financial condition or results of operations.

We occupy many of our facilities under long-term leases, and we may be unable to renew our leases at the end of their terms.
Many of our facilities are located on leased premises. These leases vary in length up through 2040, most with options to renew for specified periods of time. All sterilization facility leases expiring in the next five years have extension options in place. We expect to renew or buyout such leases as they come due. At the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. For example, in September 2019, we were unable to reach an agreement to renew the lease on our EO processing facility in Willowbrook, following community pressure resulting from negative publicity surrounding our Willowbrook facility. If we are unable to renew our facility leases, we may be required to relocate or close a facility. Relocating a facility involves significant expense in connection with the movement and installation of specialized equipment and any necessary recertification or licensing with regulatory authorities. Closing a facility, even briefly to relocate, would reduce the sales that such facility would have contributed to our revenues and could negatively impact our customer relations. Any such relocation or closure could have a material adverse effect on our business, prospects, financial condition or results of operations.
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
We operate in a number of countries throughout the world, including in countries that do not have as strong a commitment to anti-corruption and ethical behavior that is required by U.S. laws or by our corporate policies. Based on the nature of our products, these activities involve potential interaction with government agencies, public officials or state-owned enterprises. We are subject to the risk that we, our U.S. employees or our employees located in other jurisdictions or any third party that we engage to do work on our behalf may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business. The U.S. Foreign Corrupt Practices Act (the “FCPA”) and the Canadian Corruption of Foreign Public Officials Act (the “CFPOA”) prohibit corruptly providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with both governments and government-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA and other applicable anti-corruption laws. The provisions of the U.K. Bribery Act of 2010 (the “Bribery Act”) extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects. Any violation of the FCPA, the CFPOA, the Bribery Act or any similar anti-corruption law or regulation could result in substantial fines, sanctions or civil and/or criminal penalties, debarment from business dealings with certain governments or government agencies or restrictions on the marketing of our products in certain countries, which could harm our business, financial condition or results of operations. If these anti-corruption laws or our internal policies were to be violated, our reputation and operations could also be substantially harmed. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
Compliance with multiple, and potentially conflicting, international laws and regulations, including anti-corruption laws and exchange controls may be difficult, burdensome or expensive. While our employees and agents are required to comply with these laws, our internal policies and procedures may not always prevent violations. Further, in connection with past and future acquisitions by us, there is a risk of successor liability relating to such laws in connection with prior actions or alleged actions of an acquired company. Such matters or allegations related to such matters could adversely affect our reputation and the burden and cost associated with defending or resolving such matters could adversely affect our business, prospects, financial condition or results of operations.
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
Our products and materials needed to make our products are subject to U.S. and Canadian laws and regulations that may limit, restrict or require a license to import or export (or re-export from other countries). We are also subject to the export and import laws of those other foreign jurisdictions in which we operate, sell our products into and from which we source our materials, including Co-60. In addition, if we introduce new products or would like to participate in new capital investment projects, we may need to obtain licenses or approvals from the United States, Canada and other governments to ship products to or share technology or intellectual property with third parties located in foreign countries. Because of increasing security controls and regulations regarding the shipment of materials including Co-60, it is likely that we may encounter additional regulations affecting the transportation, storage, sale and import/export of radioactive materials. Further, any delay or inability to obtain these permits and licenses could delay or prevent us from fulfilling our obligations to our customers or suppliers, which could harm our business, financial condition or results of operations.
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
We increasingly rely upon technology systems and infrastructure. Our technology systems and infrastructure are potentially vulnerable to breakdowns or other interruptions by fire, power loss, system malfunction, unauthorized access and other events. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public, rendered inaccessible or permanently lost. The increasing use and evolution of technology creates additional opportunities for the unintentional dissemination or intentional destruction of confidential or proprietary information stored in our systems or portable media or storage devices. We could also experience a business interruption, information theft or reputational damage from industrial espionage attacks, ransomware, other malware or other cyber incidents or data breaches, which may compromise our system infrastructure or lead to data breaches, either internally or at our third-party providers or other business partners. Such incidents could compromise our trade secrets or other confidential information and result in such information being disclosed to third parties and becoming less valuable. Additionally, in response to the COVID-19 pandemic, a majority of our office employees continue to work remotely, which may increase the risk of cyber incidents or data breaches. Breaches in security, system interruptions and unauthorized disclosure of data, whether perceived or actual, could adversely affect our businesses, assets, revenues, brands and reputation and result in fines, litigation, regulatory proceedings and investigations, increased insurance premiums, remediation efforts, indemnification expenditures, lost revenues and other potential liabilities. We have taken steps to protect the security and integrity of the information we collect and have policies and procedures in place dealing with data privacy and security, but there can be no assurance that our efforts will prevent breakdowns, system failures, breaches in our systems or other cyber incidents or otherwise be fully effective. Any such breakdown, breach or incident could adversely affect our business, prospects, financial condition or results of operations, and our cyber insurance may not cover such risks or may be insufficient to compensate us for losses that may occur.
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

Companies, businesses or operations acquired or joint ventures created may not be profitable or may not achieve revenue and profitability levels that would justify the investments made. Recent and future acquisitions could also result in the incurrence of indebtedness, subject to the restrictions contained in the documents governing our then-existing indebtedness. See related Risk Factor “—Our significant leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent the interest rate on variable rate debt increases and prevent us from meeting our obligations under our existing and future indebtedness.”
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
Pursuant to the Sarbanes-Oxley Act, we furnished a report by our management on the effectiveness of our internal control over financial reporting as of December 31, 2021 beginning with the filing of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2021. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm attested to the effectiveness of our internal controls as of December 31, 2021.
In future periods, if we identify a material weakness in connection with our ongoing assessment and we fail to remediate the identified material weakness within the prescribed period, we will be unable to assert that our internal control over financial reporting is effective. We cannot be assured that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We rely on intellectual property rights to maintain our competitive position and third parties may claim that we infringe or misappropriate their intellectual property rights.
We rely on proprietary technology and are dependent on our ability to protect such technology. We rely primarily on trade secrets and non-disclosure and confidentiality arrangements to protect our intellectual property rights, including such rights as related to our Nelson Labs business and its lab testing services. The efforts we have taken to protect our intellectual property and proprietary technology may not be sufficient or effective. Third parties, including current or former employees, consultants, contractors, customers or partners, who have access to our confidential information (including our trade secrets and know-how), may unintentionally or willfully disclose our confidential information to others, and there can be no assurance that our trade secret rights and non-disclosure and confidentiality arrangements will provide meaningful protection of our proprietary technology. There can also be no assurance that others will not independently develop similar or superior technologies or duplicate any technology developed by us. Effective protection of intellectual property rights may not be available in every jurisdiction in which our products and services are made available, and monitoring unauthorized use and disclosures of our proprietary technology or confidential information can be difficult and expensive. Actions to enforce our intellectual property rights could lead to disputes with third parties, including our customers, and could impact our future ability to gain business. Furthermore, legal proceedings to protect or enforce our intellectual property rights could result in narrowing the scope of our intellectual property rights or substantial cost to us, and they may be time consuming and divert resources and the attention of management and key personnel, and the outcomes of such actions may be unpredictable.
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
We have a history of net losses and may not maintain profitability in the future.
We have a history of net operating losses, including a net loss attributable to Sotera Health Company of $38.6 million and $20.9 million for the years ended December 31, 2020 and 2019, respectively. Although we reported net income attributable to Sotera

Health Company of $116.9 million for the year ended December 31, 2021, we may not be able to maintain profitability in future fiscal years. Our ability to maintain profitability depends on a number of factors, including the growth rate of the sterilization and lab services industries, the price of our products and services, the cost to provide our products and services and the competitiveness of our products and services. We may incur significant losses in the future for a number of reasons, including due to principal and interest expense related to our indebtedness and the other risks described herein, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our operations may not maintain or increase profitability in the future.
We may incur impairment charges on our goodwill and other intangible assets with indefinite lives as well as other long-lived assets and intangible assets with definite lives, which could negatively impact our business, financial condition or results of operations.
We are subject to Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, which requires that goodwill and other intangible assets that have an indefinite useful life be evaluated at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be evaluated for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. We have substantial goodwill and other intangible assets. If in the future, we determine that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the non-cash impairment charge, net of any income tax effects, which could have an adverse effect on our financial condition or results of operations.
Similarly, pursuant to ASC Topic 360—Property, Plant, and Equipment, long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If in the future, we determine that there has been an impairment of long-lived assets or intangible assets subject to amortization, our financial results for the relevant period would be reduced by the amount of the non-cash impairment charge, net of any income tax effects, which could have an adverse effect on our financial condition or results of operations.
Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility.
Certain of our employees in non-U.S. markets are represented by works councils or labor unions and work under collective bargaining or similar agreements, some of which are subject to periodic renegotiation. Efforts have been made from time to time to unionize portions of our workforce in the United States and we may experience similar efforts in the future. In October 2021, a labor union filed a petition with the U.S. National Labor Relations Board (“NLRB”) seeking to represent our employees at the Sterigenics facility in Gurnee, Illinois. In December 2021, the NLRB held an election and certified that a majority of employees did not vote for the union and that no union was the exclusive bargaining representative of employees in Gurnee. Unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our net revenues or limit our flexibility. Certain legal obligations in these markets require us to contribute amounts to retirement funds and pension plans and restrict our ability to dismiss employees. Future regulations or court interpretations established in the countries in which we conduct our operations could increase our costs and materially adversely affect our business, financial condition or results of operations. The collective bargaining agreements applicable to our employees in Brazil and Mexico expire annually. The collective bargaining agreement applicable to Nordion’s Canadian employees located in Kanata expires on March 31, 2024. Failure to renew the agreements on similar terms could result in labor disruptions and/or increased labor costs, which could negatively affect our business and operations.
Our business is subject to a variety of laws involving the cannabis industry, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.
We provide bioburden reduction irradiation services for the processing of cannabis, primarily in Canada and certain European countries. The commercial recreational cannabis industry is a relatively new industry in Canada, and in Canada, the Cannabis Regulations is a regime that has only been in effect in its current form since October 2018. Likewise, laws and regulations governing cannabis in European countries have evolved rapidly over recent years. In the United States, marijuana (all parts of the cannabis plant other than those parts that are exempt) is a Schedule I controlled substance under federal law. Our activity related to marijuana in the United States is de minimis and has been limited to activity in compliance with applicable U.S. federal law. In other countries in which the cultivation and use of marijuana is legalized, most notably in Canada, our operations include irradiation services for recreational and medical marijuana. As laws in the United States, Canada, Europe and other jurisdictions evolve, our activities in these spaces may face additional regulations that may be costly or burdensome to be in compliance.

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
Additionally, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, in response to the outbreak of COVID-19 and its consequences, introduced substantial changes to the U.S. tax code. For example, among other changes, the CARES Act increased interest expense deductibility limitations and waived certain limitations on the use of net operating losses, in each case, for certain years prior to 2021.
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
As of December 31, 2021, our total indebtedness was approximately $1,763.6 million, all of which is indebtedness of Sotera Health Holdings, LLC (“SHH”) that is guaranteed by the Company and certain of our other subsidiaries. We also had an additional $347.5 million of unutilized capacity under our Revolving Credit Facility (as defined herein) at that date (without giving effect to $113.8 million of letters of credit that were outstanding). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Our indebtedness is variable interest rate debt. Our estimated debt service obligations for the next 12 months, which are comprised solely of interest payments, are $58.4 million, based on the London Interbank Offered Rate (“LIBOR”) benchmark interest rate and the outstanding principal amount of indebtedness of $1,763.6 million, each as of December 31, 2021. For the year ended December 31, 2021, our cash flow used for debt service totaled $58.8 million, which was comprised solely of interest payments on our debt. This excludes the early redemption premium and principal amount repaid in connection with the early redemption of the senior secured first lien notes due 2026 (“First Lien Notes”) described below. There were no other principal payments due on our debt obligations for the year ended December 31, 2021.

In November and December 2020, we repaid $341.0 million aggregate principal amount of the Term Loan and redeemed in full all of the $770.0 million aggregate principal amount of outstanding senior secured second-lien notes (“Second Lien Notes”) of SHH. In connection with the redemption of the Second Lien Notes, we paid a $15.4 million early redemption premium. In addition, on August 27, 2021, we redeemed in full all of the $100.0 million aggregate principal amount of the First Lien Notes. In connection with this redemption, the Company paid a $3.0 million early redemption premium. For the year ended December 31, 2021, our cash flows from operating activities totaled $281.5 million, which includes interest paid of $58.8 million. As such, our cash flows from operating activities (before giving effect to the payment of interest) amounted to $340.3 million. For the year ended December 31, 2021, cash payments used to service our debt represented approximately 17% of our net cash flows from operating activities (before giving effect to the payment of interest).
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
We and our subsidiaries may obtain substantial additional indebtedness in the future, subject to the restrictions contained in SHH’s senior secured credit facilities (the “Senior Secured Credit Facilities”). If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
 Because we are exposed to interest rate risk through our variable-rate borrowings, we have entered into and may, in the future, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility and interest rate cap agreements. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. Further, current interest rates are relatively low. If interest rates increase, our debt service obligations on any variable rate indebtedness will increase even if the amount borrowed remains the same, and our earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on our indebtedness outstanding as of December 31, 2021 and the interest rate under our Term Loan that was in effect on December 31, 2021, a 1% increase in the LIBOR benchmark interest rate would result in an approximately $1.9 million increase in total annual interest expense under our outstanding debt obligations. Refer to Note 10, “Long-Term Debt” to our consolidated financial statements.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
The Senior Secured Credit Facilities contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and our restricted subsidiaries’ ability to, among other things:
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

In addition, under certain circumstances we are required to satisfy and maintain specified financial ratios and other financial condition tests under certain covenants in our Senior Secured Credit Facilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” Our ability to meet those financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial market and industry conditions, and we cannot give assurance that we will be able to satisfy such ratios and tests when required.
A breach of any of these covenants could result in a default under each of our Senior Secured Credit Facilities. Upon the occurrence of an event of default, the lenders could elect to declare all amounts outstanding under the Senior Secured Credit Facilities immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facilities could foreclose on the collateral granted to them to secure each such indebtedness. We have pledged substantially all of our assets as collateral under the Senior Secured Credit Facilities.
Our cash flows may not be sufficient to service our indebtedness, and if we are unable to satisfy our obligations under our indebtedness, we may be required to seek other financing alternatives, which may not be successful.
Our ability to make timely payments of principal and interest on our debt obligations, including our obligations under the Senior Secured Credit Facilities, depends on our ability to generate positive cash flows from operations, which is subject to general economic conditions, competitive pressures and certain financial, business and other factors beyond our control. If our cash flows and capital resources are insufficient to make these payments, we may be required to seek additional financing sources, reduce or delay capital expenditures, sell assets or operations or refinance our indebtedness. These actions could have a material adverse effect on our business, financial conditions and results of operations. In addition, we may not be able to take any of these actions, and even if successful, these actions may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our existing indebtedness will depend on, among other things, the condition of the capital markets and our financial condition at the time. We may not be able to restructure or refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot make scheduled payments on our debt, we will be in default and the outstanding principal and interest on our debt could be declared to be due and payable, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.
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
LIBOR and certain other interest “benchmarks” are subject to regulatory guidance and reform that will cause interest rates under our current or future debt agreements to perform differently than in the past or could cause other unanticipated consequences.
Because our Senior Secured Credit Facilities bear interest at variable interest rates, based on the LIBOR and certain other benchmarks, fluctuations in interest rates could have a material effect on our business. We currently utilize, and may in the future utilize, derivative financial instruments such as interest rate swaps or interest rate caps to hedge some of our exposure to interest rate fluctuations, but such instruments may not be effective in reducing our exposure to interest fluctuations, and we may discontinue utilizing them at any time. As a result, we may incur higher interest costs if interest rates increase. These higher interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.
In addition, LIBOR and certain other interest “benchmarks” are subject to regulatory guidance and reform that will cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. In March 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, confirmed that publication of all of the LIBOR settings for Euro, Sterling and Swiss Franc and some of the LIBOR settings for Japanese Yen and U.S. dollars would cease beginning January 2022 and the remainder of the LIBOR settings for U.S. dollars will cease in June 2023. To identify a successor rate for LIBOR, financial regulators in various countries, including the United States, the United Kingdom, the European Union and Switzerland, have formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. Some of the financial regulators have identified the Secured Overnight Financing Rate (“SOFR”) as their preferred alternative rate for LIBOR.
SOFR is observed and backward-looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). Although certain financial regulators have indicated their preference for SOFR as the preferred replacement rate for LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted.
Even if the financial instruments transition to using SOFR or another alternative benchmark successfully, the new benchmarks are likely to differ from LIBOR, as the alternative benchmark rate will likely be calculated differently. Borrowings under our revolving credit and term loan facilities are at variable interest rates based on LIBOR. Although our Senior Secured Credit Facilities include mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate in place of LIBOR, no assurance can be made that such alternative rate will perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.
A change from LIBOR to SOFR or any of the other proposed alternative reference rates could result in interest obligations that are more than or that do not otherwise correlate over time with the payments that would have been made on this debt if U.S. dollar LIBOR had remained available in its prior form. Any of these proposals or consequences could have a material adverse effect on our financing costs. We have elected to apply the optional expedients for the assessment of hedge effectiveness to cash flow hedges affected by reference rate reform pursuant to Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. When applying this guidance, the phaseout of LIBOR is not expected to adversely affect our assessment of hedge effectiveness or measurement of ineffectiveness for accounting purposes.
Sotera Health Holdings, LLC is a holding company, and therefore its ability to make any required payment on our credit agreements depends upon the ability of its subsidiaries to pay it dividends or to advance it funds.
SHH, the borrower under our Senior Secured Credit Facilities, has no direct operations and no significant assets other than the equity interests of its subsidiaries. Because it conducts its operations through its operating subsidiaries, SHH depends on those entities to generate the funds necessary to meet its financial obligations, including its required obligations under our Senior Secured Credit Facilities. The ability of our subsidiaries to make transfers and other distributions to SHH will be subject to, among other things, the terms of any debt instruments of such subsidiaries then in effect and applicable law. If transfers or other distributions from our subsidiaries to SHH were eliminated, delayed, reduced or otherwise impaired, our ability to make payments on the obligations under our credit agreements would be substantially impaired.
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
As of February 22, 2022, we had an aggregate of 886,109,800 shares of common stock that are not currently reserved for issuance under our 2020 Omnibus Incentive Plan (“2020 Plan”), as well as 3,052,633 treasury shares. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions or otherwise would dilute the percentage ownership held by the investors who own our common stock.
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
Future sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could cause the trading price of our common stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In connection with our initial public offering (“IPO”), we entered into a stockholders’ agreement with certain holders of our common stock, including investment funds and entities affiliated with either Warburg Pincus or GTCR and members of our management team, which we refer to as the “Stockholders’ Agreement.” Under the Stockholders’ Agreement, stockholders party to the agreement (other than the Sponsors and their affiliates) are subject to contractual restrictions on transfer of shares of our common stock. Those restrictions apply to approximately 27,432,909 shares as of February 22, 2022, but may be waived at any time by a majority of the members of the compensation committee of the board of directors.
 Further, as of February 22, 2022, the Sponsors own approximately 62.1% of our outstanding common stock and have rights to require us to file registration statements covering their shares. The Sponsors and certain other stockholders could also require us to include their shares in registration statements that we may file for ourselves or our stockholders. Additionally, the Sponsors and our officers and directors may sell shares into the public markets in accordance with the requirements of Rule 144 under the Securities Act.
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
As of February 22, 2022, the Sponsors own approximately 62.1% of our outstanding common stock. As a result, the Sponsors own shares sufficient for the majority vote over all matters requiring a stockholder vote. Our Stockholders’ Agreement contains agreements among the parties with respect to certain matters, including the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; the termination of our chief executive officer or designation of a new chief executive officer; changes in the composition of committees of our board of directors; entry into or changes to certain compensation agreements; and the issuance of additional shares of our common stock. This concentration of ownership, together with the Sponsors’ rights under our Stockholders’ Agreement, may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Sponsors may not always coincide with our interests or the interests of our other stockholders. For example, because the Sponsors purchased their shares at prices substantially below the price at which shares were sold to the public in our IPO and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or may want us to pursue strategies that deviate from the interests of other stockholders. In addition, under the Stockholders’ Agreement we have agreed, subject to certain exceptions, to indemnify the Sponsors, and various affiliated persons and indirect equity holders of the Sponsors from certain losses arising out of any threatened or actual litigation by reason of the fact that the indemnified persons is or was a holder of our common stock or of equity interests in Sotera Health Company. Public stockholders will not benefit from this indemnification provision.
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
We do not expect to declare or pay dividends on our common stock in the foreseeable future. We currently expect to use any cash flow generated by operations to pay for our operations, repay existing indebtedness and grow our business. Any decisions to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors may deem relevant. Our ability to pay dividends on our common stock is limited by the terms of the Senior Secured Credit Facilities. As a result, capital appreciation, if any, of our common stock will be the sole source of potential gain for the foreseeable future, and stockholders will have to sell some or all of their common stock holdings to generate cash flow from their investment.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters is in Broadview Heights, Ohio, our Sterigenics headquarters is in Oakbrook, Illinois, our Nordion headquarters is in Kanata, Ontario and our Nelson Labs headquarters is in Taylorsville, Utah. As of December 31, 2021, we operated 65 facilities in North America, South America, Europe and Asia. The following table identified the number of owned and leased facilities, other than our headquarters listed above. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

Segment(1)	Owned Facilities	Owned/Leased Facilities(2)	Leased Facilities

Sterigenics	28	4	16
Nelson Labs	5	1	9
Nordion	1	—	1
(1)Seven of our Sterigenics and Nelson Labs facilities are located at the same address but are considered separate facilities because they require separate infrastructure. Two of our Sterigenics facilities are located at the same address but are considered separate facilities because they provide different sterilization modalities and require separate infrastructure.
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
Legal Proceedings Described in Note 20, “Commitments and Contingencies” of Our Consolidated Financial Statements
Note 20, “Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2021 contained in this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 20, “Commitments and Contingencies” for information regarding the following legal proceedings, which information is incorporated into this item by reference:
•Business Interruption Claim (NRU Outage)
•Ethylene Oxide Tort Litigation – Illinois and Georgia
•Georgia Facility Operations Litigation; and

•New Mexico Attorney General Litigation
Legal Proceedings That Are Not Described in Note 20, “Commitments and Contingencies” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 20, “Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2021 contained in this Annual Report on Form 10-K, and incorporated into this item by reference, the following matter also constitutes a material pending legal proceeding, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Zoetermeer, Holland Criminal Proceedings and Criminal Financial Investigation
In 2010, the Dutch Public Prosecution Service started criminal proceedings against DEROSS Holding B.V. (“DEROSS”), in relation to alleged environmental permit violations for EO emissions in the period from 2004 to 2009 at its Zoetermeer processing facility. On the basis of the final indictment issued in April 2017, assuming a rarely applied increasing mechanism is not applied in this case, fines in the amount of €0.8 million (US$0.9 million) may be imposed. We have also agreed to defend and indemnify the two individuals overseeing environmental compliance during the time period of the alleged claims by the Public Prosecutor. Assuming a rarely applied increasing mechanism is not applied in this case, the possible monetary penalties relating to the individuals currently are estimated at a maximum of €0.2 million (US$0.2 million).
In November 2010, the Public Prosecution Service also started a criminal financial investigation against DEROSS to determine whether it obtained illegal advantages by committing the alleged criminal offenses noted above. Any illegally obtained advantage could then be recovered from DEROSS in subsequent confiscation proceedings. The Public Prosecution Service estimates the illegally obtained advantage by DEROSS to be €0.6 million (US$0.7 million).
In February 2018, DEROSS and the two individuals received favorable judgments from the trial court, which did not hold any of them responsible for the alleged criminal offenses. In March 2018, the Public Prosecutor filed an appeal against the favorable judgments. The appeal procedure is still pending.
An escrow account was established in 2011 to satisfy indemnity claims for losses related to this matter. The balance of the special escrow as of December 31, 2021, was approximately $1.9 million and additional cash collateral held by ABN Amro to provide security for the claims was approximately €2.4 million (US$2.7 million) as of December 31, 2021. At this time, we expect that the appeal of this matter will likely take several years to resolve; however, we believe the indemnification receivable continues to be recoverable and plan to ensure escrow funds remain in place to cover outcomes of an appeal.
It is possible that individuals living in the vicinity of our former Zoetermeer facility may file civil claims at some time in the future. While we have received letters from a small number of individuals claiming to live or work in the vicinity of the Zoetermeer facility, no civil claims have been filed against DEROSS or us. We have not provided for a contingency reserve in connection with any civil claims as we are unable to determine the likelihood of an unfavorable outcome and no reasonable estimate of a loss or range of losses, if any, can be made.
Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
The Company’s common stock is listed on the Nasdaq under the ticker symbol “SHC.”
Holders
As of February 22, 2022, we had approximately 82 holders of record of our common stock. This does not include the number of stockholders who hold shares of our common stock through banks, brokers or other financial institutions.
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
Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the NASDAQ Composite Index and the Standard and Poors (“S&P”) 500 Global Health Care Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 20, 2020, the date our common stock began trading on the Nasdaq, and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
Item 6. [Reserved]
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
OVERVIEW
We are a leading global provider of mission-critical end-to-end sterilization solutions and lab testing and advisory services for the healthcare industry. We are driven by our mission: Safeguarding Global Health®. We provide end-to-end sterilization as well as microbiological and analytical lab testing and advisory services to help ensure that medical, pharmaceutical and food products are safe for healthcare practitioners, patients and consumers in the United States and around the world. Our customers include more than 40 of the top 50 medical device companies and nine of the top ten global pharmaceutical companies (based on revenue). Our services are an essential aspect of our customers’ manufacturing process and supply chains, helping to ensure sterilized medical products reach healthcare practitioners and patients. Most of these services are necessary for our customers to satisfy applicable government requirements. We give our customers confidence that their products meet regulatory, safety and effectiveness requirements. With our industry-recognized scientific and technological expertise, we help to ensure the safety of millions of patients and healthcare practitioners around the world every year. Across our 65 facilities worldwide, we have over 3,000 employees who are dedicated to safety and quality. We are a trusted partner to approximately 5,500 customers in over 50 countries.
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
For the year ended December 31, 2021, we recorded net revenues of $931.5 million, net income of $117.1 million, Adjusted Net Income of $245.8 million and Adjusted EBITDA of $481.2 million. Adjusted Net Income and Adjusted EBITDA are financial measures not based on any standardized methodology prescribed by U.S. Generally Accepted Accounting Principles (“GAAP”). For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income (loss), please see “Non-GAAP Financial Measures.”
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
•Continue to drive organic growth. During the year ended December 31, 2021, we continued to drive organic growth through increasing utilization of our existing capacity and expanding our capacity and service offerings. In our Sterigenics business, we made strategic investments to expand capacity at existing facilities and build new facilities. In our Nordion business, we remain focused on developing new supply relationships and expanding our capabilities to source Co-60 from additional reactors. In our Nelson Labs business, we continue to expand capacity to meet demand for microbiological testing and extractables and leachables testing. We are making investments to expand our geographic reach, technical expertise and regulatory know-how to stay ahead of the dynamic and increasingly stringent regulatory landscape in the healthcare industry. Nelson Labs and Sterigenics also launched an Expert Advisory Services organization designed to drive growth in our advisory services offering.
•Disciplined and strategic M&A activity. During the year ended December 31, 2021, we completed two business acquisitions that expanded our addressable market and enhanced our global capabilities and footprint. In March 2021, we acquired BioScience Laboratories, LLC based in Bozeman, Montana, bringing expertise in antimicrobial and virology testing to our Nelson Labs segment. On November 4, 2021 we acquired Regulatory Compliance Associates Inc. (“RCA”) headquartered in Pleasant Prairie, Wisconsin. RCA is an industry leader in providing life sciences consulting focused on quality, regulatory, and technical consulting for the pharmaceutical, medical device and combination device industries. RCA will expand and further strengthen the technical consulting and expert advisory capabilities of Nelson Labs. We are continuing to pursue strategic acquisitions to grow our footprint and expand our capabilities.
•Litigation related costs and exit activities. We are currently the subject of a series of tort lawsuits alleging personal injury by purported exposure to EO emitted by our facilities in Willowbrook, Illinois and Atlanta, Georgia. We are also the subject of litigation with local officials in Georgia to allow us to resume operations at our Atlanta EO facility. In addition, we are defendants in a lawsuit brought by the State of New Mexico Attorney General alleging that emissions of EO from our Santa Teresa facility constitute a public nuisance and materially contributed to increased health risks suffered by residents in the area. We deny these allegations and are vigorously defending against these claims. We expect that our litigation costs will increase during the pendency of these cases, particularly as the per occurrence limit of our environmental liability insurance was reached for the Willowbrook litigation in the second quarter of 2020 and as we prepare for the commencement of the first personal injury trials for the Willowbrook litigation currently scheduled to occur in 2022. See Item 3, “Legal Proceedings” and Note 20, “Commitments and Contingencies” to our consolidated financial statements. For the years ended December 31, 2021 and 2020 and 2019, we recorded costs of $45.7 million, $36.7 million and $11.2 million, respectively, representing professional fees related to litigation associated with our EO sterilization facilities and other related professional fees. On September 30, 2019, we announced plans to exit our EO sterilization operations in Willowbrook and recorded a fixed asset impairment and have continued to incur certain transitional costs during the closure process including lease costs, payroll and utility expenses. For the years ended December 31, 2021, 2020 and 2019, we recorded costs of $2.3 million, $2.6 million and $1.7 million, respectively, relating to the closure of our Willowbrook facility.

•Impacts of our IPO and other public company costs. We completed the initial public offering of our common stock in November 2020. The IPO generated net proceeds of $1.2 billion after deducting underwriting discounts, commissions and other offering costs. As a newly public company we incurred significant expenses during the year ended December 31, 2021 that we did not incur as a private company. Those costs include additional board fees and director and officer liability insurance expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal, and investor and public relations expenses. These costs are generally classified as Selling, General & Administrative (“SG&A”) expenses. Additionally, in connection with our IPO, we implemented the 2020 Plan (as previously defined in Item 1A, “Risk Factors”), a long-term equity incentive plan to align our equity compensation program with public company plans and practices. We expect to grant additional stock-based awards to employees under the 2020 Plan in the first quarter of 2022.
•Borrowings, financing costs and financial leverage. We paid $58.8 million of cash for interest on long-term debt for the year ended December 31, 2021 compared to $211.3 million for the year ended December 31, 2020. A combination of lower outstanding borrowings and reduced pricing on our debt resulted in this reduction of $152.5 million year over year. On January 20, 2021 we amended our Term Loan to reduce the interest rate spread over LIBOR from 4.50% to 2.75%, and the LIBOR floor from 1.00% to 0.50%. For 2021, the changes resulted in an effective reduction in current interest rates of 2.25%. Interest savings in 2021 were offset by cash and non-cash charges associated with the repricing amendment. On March 26, 2021, we amended our Revolving Credit Facility to reduce the interest rate spread over LIBOR applicable to revolving loans from 3.50% to 2.75%. In addition, on August 27, 2021, we redeemed in full all of the $100.0 million aggregate principal amount of the First Lien Notes.
In connection with this activity, we incurred total costs of $20.7 million, which includes the write-off of debt discounts and issuance costs and an early redemption premium. Based on the current principal balance of our long-term debt and current market interest rates, we expect cash interest in 2022 to be approximately $58.4 million.
•Foreign currency exchange rates. As a result of our global operations, we generate a significant portion of our revenue and incur a significant portion of our expenses in currencies other than the U.S. dollar. We translate the assets, liabilities, net revenues and expenses of all of our operations into U.S. dollars at applicable exchange rates, and therefore we experience gains and losses related to exchange rate fluctuations. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk.” From time to time, as and when we determine it is appropriate and advisable to do so, we may seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. In the fourth quarter of 2020 we began to enter into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our European and Canadian subsidiaries. The foreign currency forward contracts expire and renew on a monthly basis. The fair value of the outstanding foreign currency forward contracts was zero as of December 31, 2021 and December 31, 2020.
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
COMPONENTS OF OUR RESULTS OF OPERATIONS
Net Revenues
Service revenues consist of revenue generated from contract sterilization and lab testing and advisory services within our Sterigenics and Nelson Labs segments, respectively. Service revenues also consist of Co-60 installation and disposal revenues and gamma irradiation system refurbishments and installation services within our Nordion segment. Product revenues consist of revenues generated from sales of Co-60 radiation sources and gamma irradiation systems. Provisions for discounts, rebates to customers, and other adjustments are provided for as reductions in net revenues. Refunds, returns, warranties and other related obligations are not material to any of our business units, nor do we incur material incremental costs to secure customer contracts.
Cost of Revenues
Our cost of revenues consists primarily of direct materials, utilities, labor and related benefit costs, and depreciation and amortization. Although the cost of utilities and direct materials can fluctuate, the remaining components of cost of revenues are generally more stable. Direct material costs relating to service revenues primarily includes EO gas, nitrogen gas and Co-60. The physical decay of Co-60 assets is included within depreciation expense as a cost of revenue. Direct material costs relating to product revenues also include the costs associated with acquiring Co-60 in finished or semi-finished form, acquiring Co-59 in a form ready for insertion into reactors for conversion into Co-60, the reactor time and associated services to convert Co-59 into Co-60, and parts and equipment associated with building and maintaining gamma irradiation systems.
Operating Expenses
SG&A Expenses
SG&A primarily consists of compensation and benefits costs and general operating and administrative expenses, including professional service fees (which include finance and legal costs), travel and entertainment expenses, and other general and administrative expenses. Share-based compensation expense is also included in SG&A.
 Amortization of Intangible Assets
Amortization of intangible assets primarily consists of expense associated with customer relationship intangibles, the majority of which relate to the fair values attributed to these assets upon the recapitalization of the Company in connection with the acquisition by the Sponsors in 2015. These customer relationship intangibles were initially assigned a weighted average useful life of ten years and have a remaining useful life of approximately four years. These customer relationship intangible assets account for $49.3 million of our current annual amortization expense and are expected to be fully amortized in 2025. Amortization expense fluctuates when we have an acquisition, disposition, impairment charge, or as their useful lives expire. We expect intangible assets related to future acquisitions and the associated amortization expense to increase over time as we execute on our strategy to pursue acquisition targets that are complementary to our businesses.
Impairment
We review tangible and intangible assets for impairment on a regular basis. Impairment charges recorded in 2019 were incurred primarily in connection with the closure of the Willowbrook facility.
Operating Income
Operating income represents gross profit, less SG&A, amortization of intangible assets and impairment charges.

Interest Expense, Net
Interest expense, net, represents interest paid or accruing on our outstanding indebtedness and the amortization of debt discount and debt issuance costs. Interest expense is affected by changes in average outstanding indebtedness (including finance lease obligations) and variable interest rates. We present interest expense net of interest income, which primarily consists of interest earned on cash on hand.
Other Income, Net
Other income, net primarily consists of changes in the fair value of the embedded derivatives in Nordion’s contracts, the net impact of pension related benefits and income related to deferred income on a lease associated with the 2018 divestiture of the Medical Isotopes business.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists primarily of income taxes in foreign jurisdictions and U.S. federal and state income taxes.
Net Income (Loss) Attributable to Noncontrolling Interests
We conduct our operations through our subsidiaries. As of December 31, 2021, our consolidated subsidiaries were wholly owned by us. In the second quarter of 2021, we purchased the outstanding noncontrolling interests of 15% and 33% in our two China subsidiaries. Prior to our acquisition of these noncontrolling interests, we consolidated the results of operations of these subsidiaries with our results of operations and reflected the noncontrolling interests on our Consolidated Statements of Operations and Comprehensive Income (Loss) as net income (loss) attributable to noncontrolling interests.
On March 11, 2021, we purchased the 15% noncontrolling interest that remained from the August 2018 acquisition of Gibraltar Laboratories, Inc. (now known as Nelson Laboratories Fairfield, Inc.) (“Nelson Labs Fairfield”). As the purchase of this noncontrolling interest was mandatorily redeemable, no earnings were allocated to this noncontrolling interest.
In July 2020, we acquired a 60% equity ownership interest in a joint venture to construct an E-beam facility in Alberta, Canada in connection with our acquisition of Iotron Industries Canada, Inc. (“Iotron”). Refer to Note 4, “Acquisitions” of our consolidated financial statements for additional information. We have determined this to be an investment in a variable interest entity (“VIE”). The investment is not consolidated as the Company has concluded that we are not the primary beneficiary of the VIE. The Company accounts for the joint venture using the equity method. The investment is reflected within “Investment in unconsolidated affiliate” on the Consolidated Balance Sheets within our consolidated financial statements.
Constant Currency Sales Growth (Non-GAAP)
“Constant currency” is a non-GAAP financial measure we use to assess performance excluding the impact of foreign currency exchange rate changes. Constant currency sales growth is calculated by translating prior year sales in local currency at the average exchange rates applicable for the current period. The translated results are then used to determine year-over-year percentage increases or decreases. We generally refer to such amounts calculated on a constant currency basis as excluding the impact of foreign currency exchange rates. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.
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
Segment Income
Segment income is the primary earnings measure we use to evaluate the performance of our reportable segments, as disclosed in Note 22, “Segment and Geographic Information” to our consolidated financial statements. Costs associated with support functions that are not directly associated with one of the three reportable segments, such as corporate operating expenses for executive management, accounting, information technology, legal, human resources, treasury, corporate development, tax, purchasing, and marketing, are allocated to the segments based on net revenue. Corporate operating expenses that are directly incurred by a segment are reflected in each segment’s income. Segment income excludes certain items which are included in “Income (loss) before taxes” as determined in our Consolidated Statements of Operations and Comprehensive Income (Loss).
CONSOLIDATED RESULTS OF OPERATIONS
The following section summarizes the consolidated results of operations for the years ended December 31, 2021 and 2020. The discussion of the consolidated results of operation for the years ended December 31, 2020 and 2019 are presented within our Annual Report on Form 10-K for the year ended December 31, 2020 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
Year Ended December 31, 2021 as compared to Year Ended December 31, 2020
The following table sets forth the components of our results of operations for the years ended December 31, 2021 and 2020.

(thousands of U.S. dollars)	2021	2020	$ Change	% Change

Total net revenues	$931,478	$818,158	$113,320	13.9%
Total cost of revenues	412,806	374,586	38,220	10.2%
Total operating expenses	261,939	237,554	24,385	10.3%
Operating income	256,733	206,018	50,715	24.6%
Net income (loss)	117,121	(37,491)	154,612	412.4%
Adjusted Net Income(1)	245,782	99,124	146,658	148.0%
Adjusted EBITDA(1)	481,229	419,859	61,370	14.6%
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

Total Net Revenues
The following table compares our revenues by type for the year ended December 31, 2021 to the year ended December 31, 2020. Results from Iotron are included in the Sterigenics segment for the post-acquisition period beginning July 31, 2020. Results from the BioScience Labs and RCA acquisitions are included in the Nelson Labs segment for the post-acquisition periods beginning March 8, 2021 and November 4, 2021, respectively.

(thousands of U.S. dollars) Net revenues for the year ended December 31,	2021	2020	$ Change	% Change

Service	$805,501	$713,520	$91,981	12.9%
Product	125,977	104,638	21,339	20.4%
Total net revenues	$931,478	$818,158	$113,320	13.9%

Net revenues were $931.5 million in the year ended December 31, 2021, an increase of $113.3 million, or 13.9%, as compared with the prior year. Net revenues in the year ended December 31, 2021 increased approximately 12.2% compared with the same period in 2020 on a constant currency basis.
Service revenues
Service revenues increased $92.0 million, or 12.9%, to $805.5 million in 2021 as compared to $713.5 million in 2020. The growth in net service revenues was driven by volume growth of $34.1 million in the Sterigenics segment and a $27.7 million increase from the incremental contribution of the Iotron, BioScience Labs and RCA acquisitions. In addition, service revenue growth stemmed from favorable pricing of $18.7 million and $7.0 million in the Sterigenics and Nelson Labs segments, respectively, and a $7.7 million benefit from changes in foreign currency exchange rates across all segments. The remainder of the increase was largely attributable to an increase in service revenue volume in the Nordion segment. Offsetting these factors was an overall decline of $8.0 million in revenue related to personal protective equipment testing in the Nelson Labs segment.
Product revenues
Product revenues increased $21.3 million, or 20.4%, to $126.0 million in the year ended December 31, 2021 as compared to $104.6 million in the year ended December 31, 2020. The increase in product revenues was attributable to higher organic sales volumes of $7.9 million, largely driven by shipments of industrial use Co-60 in our Nordion segment, and the contribution of favorable pricing and changes in foreign currency exchange rates of $7.3 million and $6.2 million, respectively.
Total Cost of Revenues
The following table compares our cost of revenues by type for the year ended December 31, 2021 to the year ended December 31, 2020. Results from Iotron are included in the Sterigenics segment for the post-acquisition period beginning July 31, 2020. Results from the BioScience Labs and RCA acquisitions are included in the Nelson Labs segment for the post-acquisition periods beginning March 8, 2021 and November 4, 2021, respectively.

(thousands of U.S. dollars) Cost of revenues for the year ended December 31,	2021	2020	$ Change	% Change

Service	$357,205	$333,359	$23,846	7.2%
Product	55,601	41,227	14,374	34.9%
Total cost of revenues	$412,806	$374,586	$38,220	10.2%
Total cost of revenues accounted for approximately 44.3% and 45.8% of our consolidated net revenues for the year ended December 31, 2021 and 2020, respectively.
Cost of service revenues
Cost of service revenues increased $23.8 million for the year ended December 31, 2021 as compared to the prior year. The increase was attributable to an incremental contribution of $11.6 million from the Iotron, BioScience Labs, and RCA acquisitions and approximately $10.2 million of incremental costs associated with increased sales volumes, primarily in the Sterigenics segment, as referenced above.
 Cost of product revenues
Cost of product revenues increased $14.4 million, or 34.9%, for the year ended December 31, 2021 as compared to the prior year. The increase was primarily driven by an $8.1 million increase in Co-60 supply costs, driven by higher sales volumes. An unfavorable impact from foreign currency exchange rates of $3.0 million also contributed to the increase in cost of product revenues.

Operating Expenses
The following table compares our operating expenses for the year ended December 31, 2021 to the year ended December 31, 2020:

(thousands of U.S. dollars) Operating expenses for the Year Ended December 31,	2021	2020	$ Change	% Change

Selling, general and administrative expenses	$198,158	$178,525	$19,633	11.0%
Amortization of intangible assets	63,781	59,029	4,752	8.1%
Total operating expenses	$261,939	$237,554	$24,385	10.3%
Operating expenses accounted for approximately 28.1% and 29.0% of our consolidated net revenues for the year ended December 31, 2021 and 2020, respectively.
SG&A
SG&A increased $19.6 million, or 11.0%, for the year ended December 31, 2021 as compared to the prior year. The increase was driven primarily by the following:
•an $11.5 million increase in corporate expenses largely attributed to costs associated with being a public company. This includes $7.2 million in incremental costs attributable to public company director and officer liability insurance;
•a $9.0 million increase in litigation and other professional services expenses associated with EO sterilization facilities; and
•a $2.9 million increase in share-based compensation expense attributable to awards granted under the 2020 Omnibus Incentive Plan.
Partially offsetting the above increases was a $3.4 million favorable settlement related to an insurance claim for Nordion.
  Amortization of intangible assets
Amortization of intangible assets was $63.8 million for the year ended December 31, 2021, an increase of $4.8 million or 8.1% above the prior year. The change was attributable to a full year of amortization of Iotron’s intangible assets in 2021, compared to five months of amortization in 2020, as well as the amortization of the intangible assets acquired in 2021 in connection with the BioScience and RCA acquisitions.
Interest Expense, Net
Interest expense, net decreased $141.1 million, or 65.5%, for the year ended December 31, 2021 as compared to the prior year. The decrease was driven largely by the paydown of the Term Loan and Second Lien Notes with IPO proceeds in the fourth quarter of 2020, the redemption of the First Lien Notes in August 2021, and lower interest rates subsequent to the January 2021 Term Loan refinancing. The weighted average interest rate on our outstanding debt was 3.25% and 5.58% at December 31, 2021 and 2020, respectively.
Foreign Exchange Loss (Gain)
Foreign exchange loss was $1.3 million for the year ended December 31, 2021 as compared to a gain of $5.2 million in the prior year period. In the year ended December 31, 2020, foreign exchange loss (gain) related primarily to U.S. dollar denominated intercompany indebtedness with certain of our European and Canadian subsidiaries. Beginning in the fourth quarter of 2020, we entered into monthly U.S. dollar-denominated foreign currency forward contracts to manage this foreign currency exchange rate risk. The foreign currency forward contracts expire and renew on a monthly basis. As a result, the majority of our foreign exchange loss recorded in the year ended December 31, 2021 relates to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities.

Other Income, Net
Other income, net was $15.2 million for the year ended December 31, 2021 and $9.4 million for the year ended December 31, 2020. The fluctuation was primarily driven by a $5.1 million non-cash gain arising from derecognition of an asset retirement obligation (“ARO”) liability no longer attributable to Nordion pursuant to the terms of the sale of the Medical Isotopes business in 2018. A $1.2 million gain on our purchase of the 15% mandatorily redeemable noncontrolling interest of Nelson Labs Fairfield in the second quarter of 2021 also contributed to this fluctuation.
Provision (Benefit) for Income Taxes
Provision for income taxes was $58.6 million for the year ended December 31, 2021 as compared to a $1.4 million benefit in the prior year. The change was principally attributable to pre-tax income of $175.7 million in the year ended December 31, 2021 compared to a pretax loss of $38.9 million for the year ended December 31, 2020.
Provision for income taxes for the year ended December 31, 2021 differed from the statutory rate of 21% primarily due to an increase in the partial valuation allowance against our excess interest expense carryforward balance, the addition of valuation allowances against certain foreign net operating loss carryforward balances, the impact of the foreign rate differential, and tax on Global Intangible Low Taxed Income (“GILTI”). The benefit for income taxes for the year ended December 31, 2020 differed from the statutory rate of 21% primarily due to impact of the CARES Act and final 951A regulations, the partial valuation allowance against our excess interest expense carryforward balance, the foreign rate differential, state tax benefits and the removal of valuation allowances against certain foreign net operating loss carryforward balances.
Net Income (Loss), Adjusted Net Income and Adjusted EBITDA
Net income for the year ended December 31, 2021 was $117.1 million, as compared to a net loss of $37.5 million for the year ended December 31, 2020 largely driven by the decrease in interest expense. Adjusted Net Income was $245.8 million for the year ended December 31, 2021, as compared to $99.1 million for the year ended December 31, 2020, due to the factors described above. Adjusted EBITDA was $481.2 million for the year ended December 31, 2021, as compared to $419.9 million for the year ended December 31, 2020, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
NON-GAAP FINANCIAL MEASURES
To supplement our consolidated financial statements presented in accordance with GAAP, we consider Adjusted Net Income and Adjusted EBITDA, financial measures that are not based on any standardized methodology prescribed by GAAP.
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
We use Adjusted Net Income and Adjusted EBITDA, non-GAAP financial measures, as the principal measures of our operating performance. Management believes Adjusted Net Income and Adjusted EBITDA are useful because they allow management to more effectively evaluate our operating performance and compare the results of our operations from period to period without the impact of certain non-cash items and non-routine items that we do not expect to continue at the same level in the future and other items that are not core to our operations. We believe that these measures are useful to our investors because they provide a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. In addition, we believe Adjusted Net Income and Adjusted EBITDA will assist investors in making comparisons to our historical operating results and analyzing the underlying performance of our operations for the periods presented. Our management also uses Adjusted Net Income and Adjusted EBITDA in their financial analysis and operational decision-making and Adjusted EBITDA serves as the key metric for attainment of our primary annual incentive program. Adjusted Net Income and Adjusted EBITDA may be calculated differently from, and therefore may not be comparable to, a similarly titled measure used by other companies.
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
•non-cash gains or losses from fluctuations in foreign currency exchange rates, and the mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion;
•impairment charges on long-lived assets and intangible assets;
•expenses and charges related to the litigation and other activities associated with our ethylene oxide sterilization facilities, including those in Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico, even though that litigation remains ongoing;
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
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$117,121	$(37,491)	$(20,425)
Amortization	86,742	80,255	80,048
Impairment of long-lived assets and intangible assets (a)	—	—	5,792
Share-based compensation(b)	13,870	10,987	16,882
Capital restructuring bonuses(c)	—	2,702	2,040
(Gain) loss on foreign currency and embedded derivatives(d)	(58)	(8,454)	2,662
Acquisition and divestiture related charges, net(e)	(6,018)	3,932	(318)
Business optimization project expenses(f)	948	2,524	4,195
Plant closure expenses(g)	2,327	2,649	1,712
Loss on extinguishment of debt(h)	20,681	44,262	30,168
Professional services relating to EO sterilization facilities(i)	45,656	36,671	11,216
Accretion of asset retirement obligations(j)	2,252	1,946	2,051
COVID-19 expenses(k)	761	2,677	—
Income tax benefit associated with pre-tax adjustments(l)	(38,500)	(43,536)	(35,637)
Adjusted Net Income	245,782	99,124	100,386
Interest expense, net	74,192	215,259	157,729
Depreciation(m)	64,160	63,309	66,671
Income tax provision applicable to Adjusted Net Income(n)	97,095	42,167	55,146
Adjusted EBITDA(o)	$481,229	$419,859	$379,932
(a)Impairment charges related to the decision to not reopen the Willowbrook, Illinois facility in September 2019
(b)Includes non-cash share-based compensation expense. 2019 also includes $10.0 million of one-time cash share-based compensation expense related to the pre-IPO Class C Units, which vested in the third quarter of 2019. See Note 16, “Share-Based Compensation” for further information.
(c)Represents cash bonuses for members of management relating to the IPO and the December 2019 refinancing.
(d)Represents the effects of (i) fluctuations in foreign currency exchange rates, and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.

(e)Represents (i) certain direct and incremental costs related to the acquisitions of RCA, the noncontrolling interests in our China subsidiaries, and BioScience Labs in 2021; Iotron in July 2020; Nelson Labs Fairfield in 2018 (including the first quarter 2021 gain on the mandatorily redeemable noncontrolling interest), and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, (iv) a $3.4 million gain recognized in the third quarter of 2021 related to the settlement of an insurance claim for Nordion, and (v) a $5.1 million non-cash gain arising from the derecognition of an ARO liability no longer attributable to Nordion pursuant to the terms of the sale of the Medical Isotopes business in 2018.
(f)Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of acquisitions, the Sotera Health rebranding, operating structure realignment and other process enhancement projects.
(g)Represents professional fees, severance and other payroll costs, and other costs including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility.
(h)Represents expenses incurred in connection with the repricing of our Term Loan in January 2021, full redemption of the First Lien Notes in August 2021, paydown of debt following the November 2020 IPO, and refinancing of our debt capital structure in December 2019, including accelerated amortization of prior debt issuance and discount costs, premiums paid in connection with early extinguishment and debt issuance and discount costs incurred for the new debt.
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
(k)Represents non-recurring costs associated with the COVID-19 pandemic, including incremental costs to implement workplace health and safety measures. For the year ended December 31, 2020, costs also included donations to related charitable causes and special bonuses for front-line personnel working on-site during lockdown periods.
(l)Represents the income tax impact of adjustments calculated based on the tax rate applicable to each item. We eliminate the effect of significant changes to income tax valuation allowances, tax rate changes as applied to tax assets and liabilities, and unusual items from our presentation of adjusted net income.
(m)Includes depreciation of Co-60 held at gamma irradiation sites.
(n)Represents the difference between income tax expense or benefit as determined under U.S. GAAP and the income tax benefit associated with pre-tax adjustments described in footnote (l).
(o)$85.3 million, $82.6 million and $86.7 million of the adjustments for the year ended December 31, 2021, 2020 and 2019, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.
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
Nordion
Our Nordion business is a leading global provider of Co-60 used in the sterilization and irradiation processes for the medical device, pharmaceutical, food safety, and high-performance materials industries, as well as in the treatment of cancer. In addition, Nordion is a leading global provider of gamma irradiation systems.

As a result of the time required to meet regulatory and logistics requirements for delivery of radioactive products, combined with accommodations made to our customers to minimize disruptions to their operations during the installation of Co-60, Nordion sales patterns can often vary significantly from one quarter to the next. However, timing-related impacts on our sales performance tend to be resolved within several quarters, resulting in more consistent performance over longer periods of time. In addition, sales of gamma irradiation systems occur infrequently and tend to be for larger amounts.
Results for our Nordion segment are impacted by Co-60 mix, harvest schedules, as well as customer, product and service mix.
Nelson Labs
Our Nelson Labs business provides outsourced microbiological and analytical chemistry testing and advisory services for the medical device and pharmaceutical industries.
For more information regarding our reportable segments please refer to Item 1. “Business” and Note 22, “Segment and Geographic Information” to our consolidated financial statements.

Segment Results for the Years Ended December 31, 2021 and 2020
The following section summarizes the segment results for the years ended December 31, 2021 and 2020. The discussion of the segment results for the years ended December 31, 2020 and 2019 are presented within our Annual Report on Form 10-K for the year ended December 31, 2020 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results for the years ended December 31, 2020 and 2019.”
The following tables compare segment net revenue and segment income for the year ended December 31, 2021 to the year ended December 31, 2020:

	Year Ended December 31,
(in thousands)	2021	2020	$ Change	% Change

Net Revenues
Sterigenics	$571,829	$498,773	$73,056	14.6%
Nordion	140,507	114,745	25,762	22.5%
Nelson Labs	219,142	204,640	14,502	7.1%

Segment Income
Sterigenics	$310,470	$266,639	$43,831	16.4%
Nordion	82,673	66,803	15,870	23.8%
Nelson Labs	88,086	86,417	1,669	1.9%

Segment Income Margin
Sterigenics	54.3%	53.5%
Nordion	58.8%	58.2%
Nelson Labs	40.2%	42.2%
Net Revenues
Sterigenics net revenues were $571.8 million for the year ended December 31, 2021, an increase of $73.1 million, or 14.6%, as compared to the prior year. The increase reflects organic volume growth of 6.8%, a favorable impact from pricing of 3.8%, a 2.9% increase in revenues from the July 31, 2020 acquisition of Iotron, and favorable impacts from changes in foreign currency exchange rates of 1.1%.
Nordion net revenues were $140.5 million for the year ended December 31, 2021, an increase of $25.8 million, or 22.5%, as compared to the prior year. The increase was driven by higher volume of 10.4%, favorable pricing of 6.3% and a 5.8% impact from the strengthening of the Canadian dollar compared to the U.S. dollar during 2021.
Nelson Labs net revenues were $219.1 million for the year ended December 31, 2021, an increase of $14.5 million, or 7.1%, as compared to the prior year. The net revenue increase was driven primarily by 6.3% of revenue growth from the acquisitions of

BioScience Labs and RCA in 2021 and positive impacts from pricing of 3.4%. Offsetting these growth factors was a 3.9% decline in revenue related to the testing of personal protective equipment.
Segment Income
Sterigenics segment income was $310.5 million for the year ended December 31, 2021, an increase of $43.8 million, or 16.4%, as compared to the prior year. The increase in segment income was primarily a result of organic volume growth coupled with the contributions of the Iotron acquisition and favorable pricing, as referenced above. This was partially offset by incremental overhead costs associated with being a public company.
 Nordion segment income was $82.7 million for the year ended December 31, 2021, an increase of $15.9 million, or 23.8%, as compared to the prior year. The increase in segment income was due to the favorable impacts of sales volume, customer pricing and changes in foreign currency exchange rates, as referenced above.
Nelson Labs segment income was $88.1 million for the year ended December 31, 2021, an increase of $1.7 million, or 1.9%, as compared to the prior year, primarily attributable to the incremental contribution of BioScience Labs and favorable pricing. This increase was partially offset by declines in the testing of personal protective equipment. The 2.0% decrease in segment income margin was attributable to the aforementioned decline in personal protective equipment testing, which generated favorable margins in 2020.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of December 31, 2021, we had $106.9 million of cash and cash equivalents. This is an increase of $4.5 million from the balance at December 31, 2020. Our foreign subsidiaries held cash of approximately $87.9 million at December 31, 2021 and $88.8 million at December 31, 2020, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements, including debt service on our long-term debt, make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs for at least the next twelve months.
Our primary long-term liquidity requirements beyond the next twelve months will be to service our debt, to make capital expenditures, and fund selective business acquisitions. Our significant categories of contractual cash obligations required to operate our business that extend beyond December 31, 2021 are described in “Contractual Obligations and Commercial Commitments” below.
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
Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities and information technology enhancements. During the year ended December 31, 2021, our capital expenditures amounted to $102.2 million, compared to $53.5 million in 2020. This amount includes approximately $10.1 million related to environmental facility enhancements.
In 2022, we expect to continue to invest in facility expansions, ongoing routine maintenance for existing facilities, and acquisition of Co-60 for use by our Sterigenics segment in its gamma irradiation facilities. In addition, we expect to invest in special projects related to development of new Co-60 supply sources and facility enhancements at our EO sterilization facilities. We currently expect our capital expenditures to be higher in 2022 than in recent years and remain elevated over the next several years as we execute on those special projects in addition to our normal growth and maintenance related investments. For 2022, considering our typical growth and maintenance projects, along with the special projects, we expect capital expenditures to exceed $140.0 million, of which approximately $30.0 million and $32.0 million relate to environmental facility enhancements and cobalt development projects, respectively. We expect similar investments in environmental facility enhancements and cobalt development projects in subsequent years.
We may choose to temporarily defer planned capital expenditures due to fluctuations in demand for our products and services resulting from the COVID-19 pandemic and the needs of our customers.
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Revolving Credit Facility and the Term Loan mature on June 13, 2026 and December 13, 2026, respectively. On December 17, 2020, we increased the capacity of our Revolving Credit Facility from $190.0 million to $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of December 31, 2021 and 2020, total borrowings under the Term Loan were $1,763.1 million and $1,763.1 million, respectively, and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the year ended December 31, 2021 and 2020 was 3.44% and 5.67%, respectively.
On January 20, 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over the London Interbank Offered Rate (“LIBOR”) on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The changes result in an effective reduction in current interest rates of 225 basis points. In connection with this amendment, we wrote off $11.3 million of unamortized debt issuance and discount costs and incurred an additional $2.9 million of expense related to debt issuance costs attributable to the refinancing. These costs were recorded to “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) an alternative base rate “ABR” or (b) a LIBOR rate. In addition to paying interest on any outstanding borrowings under the Revolving Credit Facility, SHH is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder and customary letter of credit fees. The Revolving Credit Facility contains a maximum senior secured first lien net leverage ratio covenant of 9.00 to 1.00, tested on the last day of each fiscal quarter if, on the last day of such fiscal quarter, the sum of (i) the aggregate principal amount of the revolving loans then outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of letter of credit disbursements that have not been reimbursed within two business days following the end of the fiscal quarter, exceeds the greater of $139.0 million and 40.0% of the aggregate principal amount of the revolving commitments then in effect.
On March 26, 2021, we amended the Revolving Credit Facility, to (i) decrease the Applicable Rate (as defined in the Credit Agreement) related to any Revolving Loans (as defined in the Credit Agreement) from a rate per annum that ranged from an ABR plus 2.50% to ABR plus 3.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio to ABR plus 1.75%; and in the case of Eurodollar Loans (as defined in the Credit Agreement) from a rate per annum which ranged from the Adjusted LIBOR plus 3.50% to the Adjusted LIBOR plus 4.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio (as defined in the Credit Agreement), to the Adjusted LIBOR (as defined in the Credit Agreement) plus 2.75%, and (ii) extend the maturity date of the Revolving Facility from December 13, 2024 to June 13, 2026. The other material terms of the Credit Agreement are unchanged and the amendment does not change the capacity of our Revolving Credit Facility, which is $347.5 million. No unamortized debt issuance costs associated with the Revolving Credit Facility were written off and direct fees and costs incurred in connection with the amendment were immaterial.
As of December 31, 2021 and 2020, there were no borrowings outstanding on the Revolving Credit Facility. SHH borrowed $50.0 million on the Revolving Credit Facility during the first quarter of 2020 which was repaid in the second quarter of 2020. The interest rate on the borrowings under the Revolving Credit Facility during 2020 averaged approximately 5.0%.

As of December 31, 2021 and 2020 capitalized debt issuance costs totaled $2.7 million and $3.4 million, respectively, and debt discounts totaled $17.3 million and $31.6 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized as a component of interest expense over the term of the debt agreement.
The Senior Secured Credit Facilities contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including upon a change of control. As of December 31, 2021, we were in compliance with all the Senior Secured Credit Facilities covenants.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of December 31, 2021, the Company had $113.8 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $233.7 million. Due to the overlap of a letter of credit with a termination date of January 6, 2022 and its replacement with a letter of credit with a commencement date of December 16, 2021 in similar amount, our availability under the Revolving Credit Facility was abnormally low for a brief period including December 31, 2021 and continuing through January 6, 2022. As of January 6, 2022, our availability under the Revolving credit facility increased to $278.4 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to eliminate the variability of cash flows in the interest payments associated with the Term Loan due to changes in LIBOR (or its successor). For additional information on the derivative instruments described above, refer to Note 21, “Financial Instruments and Financial Risk”, “Derivatives Instruments.”
First Lien Notes
On July 31, 2020, SHH issued $100.0 million aggregate principal amount of senior secured first lien notes due 2026 (the “First Lien Notes”), which were scheduled to mature on December 13, 2026. On August 27, 2021 SHH redeemed in full the $100.0 million aggregate principal amount of the First Lien Notes. In connection with this redemption, the Company paid a $3.0 million early redemption premium, in accordance with the terms of the First Lien Notes Indenture, and wrote off $3.4 million of debt issuance and discount costs. The Company recognized these expenses within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021.
Prior to the redemption, the First Lien Notes bore interest at a rate equal to LIBOR subject to a 1.00% floor plus 6.00% per annum. Interest was payable on a quarterly basis with no principal due until maturity. The weighted average interest rate on the First Lien Notes during 2021 up to the August 27, 2021 redemption date was 7.00%.
Second Lien Notes
On December 13, 2019, SHH issued $770.0 million of Second Lien Senior Secured Notes (the “Second Lien Notes”), which had a maturity date of December 13, 2027. The Second Lien Notes bore interest at a rate equal to LIBOR subject to a 1.00% floor plus 8.00% per annum. On December 14, 2020, SHH redeemed in full all of the $770.0 million aggregate principal amount of the First Lien Notes (as described below in “2020 Debt Repayments”). The weighted average interest rate on the Second Lien Notes through the redemption date of December 14, 2020 was 9.35%.
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

2020 Debt Repayments
Almost all of the net proceeds of the Company’s IPO were used to redeem all of the outstanding aggregate principal amount of the Second Lien Notes and to repay a portion of the outstanding indebtedness under our Term Loan. In November 2020, the Company repaid $341.0 million aggregate principal amount of the Term Loan. In December 2020, the Company redeemed in full all of the $770.0 million aggregate principal amount of its then outstanding Second Lien Notes. For these two transactions combined, we wrote off $28.9 million of debt issuance and discount costs and recognized $15.4 million in premiums paid in connection with the early extinguishment of the Second Lien Notes. We recognized these costs within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
2019 Refinancing
In conjunction with the December 2019 refinancing, the Company redeemed, in full, the previously outstanding $1,659.0 million aggregate Term Loan due 2022, its $450.0 million Senior Notes due 2023 and $425.0 million Senior PIK (“paid in kind”) Toggle Notes due 2021. In total, we wrote off $13.5 million of debt issuance and discount costs and recognized $14.6 million representing premiums paid in connection with the early extinguishment of the Senior Notes. In connection with the refinancing, we also recognized an additional $2.1 million of expense related to debt issuance and discount costs. We recognized these costs within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss). Any additional proceeds were used to fund a dividend to shareholders of $275.0 million.
 Cash Flow Information
The following section summarizes cash flow information for the years ended December 31, 2021 and 2020. Cash flow information for the years ended December 31, 2020 and 2019 are presented within our Annual Report on Form 10-K for the year ended December 31, 2020 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

(thousands of U.S. dollars)	2021	2020

Net Cash Provided by (Used in):
Operating activities	$281,545	$120,585
Investing activities	(159,833)	(158,694)
Financing activities	(117,286)	73,432
Effect of foreign currency exchange rate changes on cash and cash equivalents	44	4,106
Net increase in cash and cash equivalents, including restricted cash, during the period	$4,470	$39,429

Operating activities
Cash flows provided by operating activities increased $161.0 million to net cash provided of $281.5 million in the year ended December 31, 2021 compared to $120.6 million for the prior year. Higher cash flows from operating activities in 2021 compared to the prior year were principally driven by a decrease in cash paid for interest of $152.5 million and an increase in operating income of $50.7 million, offset by an increase in cash paid for income taxes of $28.0 million.
Investing activities
Cash used in investing activities increased $1.1 million to net cash used of $159.8 million in the year ended December 31, 2021 compared to $158.7 million for the prior year. An increase in cash paid for capital expenditures of $48.7 million offset by a decrease in cash paid for business acquisitions of $48.2 million resulted in an insignificant change in net cash outflows used in investing activities in the year ended December 31, 2021 compared to the prior year.
Financing activities
For the year ended December 31, 2021, net cash used in financing activities was $117.3 million compared to net cash provided of $73.4 million for the year ended December 31, 2020. For the year ended December 31, 2021, the principal uses of cash in financing activities were $100.0 million for the full redemption of the First Lien Notes, $8.4 million for the acquisition of the noncontrolling interests in our China subsidiaries and $6.8 million of debt issuance costs and prepayment premium incurred in connection with our refinancing of the Senior Secured Credit Facilities and the early redemption of the First Lien Notes, respectively.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table describes our significant contractual cash obligations as of December 31, 2021:

	Payments due by period
(thousands of U.S. dollars)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term debt (a)	$2,061,522	$58,420	$116,965	$1,886,137	$—
Lease obligations:
Finance (b)	63,859	3,433	7,531	7,577	45,318
Operating (c)	51,438	11,461	16,189	9,387	14,401
Supply and service obligations (d)	1,687,474	46,801	104,102	86,121	1,450,450
Direct material costs (e)	128,912	14,168	27,458	28,082	59,204
Total	$3,993,205	$134,283	$272,245	$2,017,304	$1,569,373
(a)Represents principal and interest payments on the Senior Secured Credit Facilities. We have calculated the interest payments on the Senior Secured Credit Facilities at an average of 3.25% (LIBOR plus 2.75% subject to a LIBOR floor of 0.50%) thereafter. This reflects the current incremental margin on the Senior Secured Credit Facilities as amended on January 20, 2021. Refer to Note 10, “Long-Term Debt” of our consolidated financial statements.
(b)Consists of payments under our finance leases for various equipment and facilities.
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
At December 31, 2021 and 2020, we had $144.7 million and $94.0 million, respectively, of standby letters of credit, surety bonds and other bank guarantees outstanding, primarily in favor of local and state licensing authorities for future decommissioning costs, and to support the unfunded portion of our pension obligation. We are obligated to provide financial assurance to local and state licensing authorities for possible future decommissioning costs associated with the various facilities that hold Co-60. At December 31, 2021 and 2020, $50.5 million and $49.5 million, respectively, of the standby letters of credit and surety bonds referenced above were outstanding in favor of the various local and state licensing authorities in the event we defaulted on our decommissioning obligation.
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
The Nordion segment is a provider of Co-60 and gamma irradiation systems, which are key components to the gamma sterilization process. Revenue from the sale of Co-60 radiation sources is recognized at a point-in-time upon satisfaction of our performance obligations for delivery/installation and disposal of existing sources. Revenue from the sale of gamma irradiation systems in our Nordion segment is recognized over time using an input measure of costs incurred and is immaterial to the overall business.
The Nelson Labs segment provides outsourced microbiological and analytical chemistry testing and advisory services for the medical device and pharmaceutical industries. We provide our customers mission-critical lab testing services, which assess the product quality, effectiveness, patient safety and end-to-end sterility of products. These services are necessary for our customers’ regulatory approvals, product releases and ongoing product performance evaluations. Nelson Labs services are generally provided on a fee-for-service or project basis, and we recognize revenues over time using an input measure of time incurred to determine progress completed at the end of the period. Revenue recognized over time in excess of the amount billed to the customer is recorded as a customer contract asset. When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. We utilize our customer relationship management system to assess time incurred and the extent of project completion at the end of the period.
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
At December 31, 2021, goodwill and intangible assets totaled $1,719.2 million, or 61.6% of our total assets. We consider the impairment analysis of these assets critical due to their quantitative significance to the Company and our segments.
Goodwill is assigned to our segments at December 31, 2021 as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2021	$660,743	$288,905	$170,672	$1,120,320
We performed a quantitative assessment of all reporting units (Sterigenics, Nordion and Nelson Labs) as of October 1, 2021. The fair value of each reporting unit was calculated using a discounted cash flow analysis which was dependent on subjective market participant assumptions determined by management. Assumptions used in the analyses included discount rates, revenue growth rates and projected operating cash flows. Estimates of future cash flows are based upon relevant data at a point-in-time, are subject to change, and could vary from actual results. Cash flows are based on recent historical results and are consistent with the Company’s near-term financial forecasts and long-term strategic plans. The estimated fair value of Sterigenics, Nordion and Nelson Labs each exceeded its carrying amount (including goodwill) by a minimum of 50% as of October 1, 2021. No factors were identified that would result in the potential impairment to the indefinite-lived intangible assets. In addition, there have been no significant events or circumstances that occurred since the annual assessment date of October 1 that would change the conclusions reached above. We provide additional information about our goodwill and other indefinite-lived intangible assets in Note 8, “Goodwill and Other Intangible Assets” to our consolidated financial statements.
Income Taxes. We use the liability method of accounting for income taxes whereby we recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Measurements of deferred taxes requires the use of judgment with respect to the realization of tax basis. We periodically review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, expected timing of reversals of existing temporary timing differences and the implementation of tax planning strategies. Deferred tax assets will be reduced by a valuation allowance if, based on management’s estimate, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates used in the recognition of deferred tax assets are subject to revision in future periods based on new facts and circumstances. At December 31, 2021 and 2020 a valuation allowance of $44.8 million and $36.0 million, respectively, was established against excess interest expense on our long-term debt in the United States. In addition, at December 31, 2021 and 2020, a valuation allowance was established against foreign net operating loss carryforwards for $3.2 million and $2.6 million, respectively. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the effective income tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance, which would increase our effective income tax rate and could result in an adverse impact on our consolidated financial position or results of operations. Changes in our judgment related to the measurement of deferred tax assets and liabilities could materially impact our results of operations.

We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority and that the taxing authority will have full knowledge of all relevant information. A tax position that meets the more likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Determining what constitutes an individual tax position and whether the more likely-than-not recognition threshold is met for a tax position are matters of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We review and adjust tax estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations, and precedent. Changes in our judgment related to the assessment of uncertain tax positions could materially impact our results of operations.
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
Interest Rate Risk
We are subject to interest rate risk on borrowings that bear interest at floating rates. In October 2021, we entered into two interest rate cap agreements with a combined notional amount of $1,000.0 million for a total option premium of $1.8 million. Both interest rate caps have a forward start date beginning on December 31, 2022 and expire on July 31, 2023. These interest rate caps are designated as cash flow hedges and are designed to hedge the variability of cash flows attributable to changes in LIBOR (or its successor), the benchmark interest rate being hedged, by limiting our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 1.0%.
In June 2020, we entered into two interest rate cap agreements with notional amounts of $1,000.0 million and $500.0 million, respectively, for a total option premium of $0.3 million. These terminate on August 31, 2021 and February 28, 2022, respectively. The interest rate caps limit our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 1.0%. In February 2021, we amended the two interest rate cap agreements referenced above to reduce the strike rate from 1.0% to 0.5%, and extend the termination date of the $1,000.0 million notional cap to September 30, 2021. We also entered into two additional interest rate cap agreements in February 2021 with a combined notional amount of $1,000.0 million, for a total option premium of $0.4 million. These instruments were effective September 30, 2021, and will terminate on December 31, 2022. The amended and new interest rate caps limit our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 0.5%.
After applying the effects of interest rate caps referenced above, a 1.0% increase in the interest rate under our outstanding obligations as of December 31, 2021, of $1,763.6 million, would increase interest expense by approximately $1.9 million per year.
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
Our results of operations are impacted by currency exchange rate fluctuations to the extent that we are unable to match net revenues received in foreign currencies with expenses incurred in the same currency. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) as foreign exchange loss (gain).
Beginning in the fourth quarter of 2020, the Company began entering into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries. The foreign currency forward contracts expire on a monthly basis. The fair value of the outstanding foreign currency forward contracts was zero as of December 31, 2021 and 2020.
Approximately 43.3% of our revenues and 47.0% of our consolidated total assets as of December 31, 2021 are derived from operations outside the United States. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar had appreciated by 10% against the foreign currencies used by our operations in the year ended December 31, 2021, revenues would have been reduced by approximately $40.4 million and gross profit by approximately $21.0 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Sotera Health Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sotera Health Company (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Sterigenics Reporting Unit Goodwill
Description of the Matter
At December 31, 2021, the Company had $1.1 billion of goodwill; of that, $660.7 million related to the Sterigenics reporting unit. As discussed in Note 1 and Note 8 of the consolidated financial statements, the Company evaluates the carrying amount of goodwill for impairment annually as of October 1, and between annual evaluations when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed a quantitative impairment test for its annual evaluation of the Sterigenics reporting unit in fiscal 2021. As part of the quantitative impairment test, the Company estimated the fair value of the reporting unit using the discounted cash flow method, a form of the income approach. Auditing the Company’s annual Sterigenics reporting unit goodwill impairment assessment was complex due to the significant estimation required to determine the fair value of the reporting unit. In particular, this fair value estimate was sensitive to assumptions such as the discount rate and terminal period revenue growth rate. Elements of these assumptions are forward-looking and could be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s Sterigenics reporting unit goodwill impairment process whereby the Company develops assumptions that are used as inputs to the annual goodwill impairment test. This included controls over management's review of the valuation model and the assumptions described above.
To test the estimated fair value of the Sterigenics reporting unit, we performed audit procedures that included, among others, assessing the valuation methodology, testing the assumptions discussed above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. As it pertains to the terminal period revenue growth rate, we compared the significant assumptions used by management to third party industry data and economic trends, and changes to the Company’s business model, customer base or product mix, as applicable. In addition, we involved our valuation specialists to assist with our evaluation of the methodology applied by the Company and the reasonableness of certain assumptions selected by management, including the discount rate. Specifically, we evaluated the components of the discount rate assumptions used by the Company by performing an independent corroborative calculation with the involvement of our valuation specialists. We performed sensitivity analyses of assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also assessed the appropriateness of the disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Akron, Ohio
March 1, 2022

Sotera Health Company
Consolidated Balance Sheets
(in thousands)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$106,917	$102,447
Restricted cash short-term	7	7
Accounts receivable, net of allowance for uncollectible accounts of $1,287 in 2021 and $708 in 2020	108,183	91,735
Inventories, net	54,288	34,093
Prepaid expenses and other current assets	71,923	64,964
Income taxes receivable	4,643	21,769
Total current assets	345,961	315,015
Property, plant, and equipment, net	650,797	609,814
Operating lease assets	39,946	45,963
Deferred income taxes	5,885	8,424
Investment in unconsolidated affiliate	9,405	13,457
Post-retirement asset	5,478	—
Other assets	12,866	9,304
Other intangible assets, net	598,844	643,366
Goodwill	1,120,320	1,115,936
Total assets	$2,789,502	$2,761,279
Liabilities and equity
Current liabilities:
Accounts payable	$72,868	$52,400
Accrued liabilities	61,861	60,518
Deferred revenue	8,669	6,056
Current portion of finance lease obligations	1,160	1,173
Current portion of operating lease obligations	9,289	9,383
Current portion of asset retirement obligations	619	620
Income taxes payable	6,695	10,448
Total current liabilities	161,161	140,598
Long-term debt, less current portion	1,743,534	1,824,789
Finance lease obligations, less current portion	40,877	34,939
Operating lease obligations, less current portion	33,017	38,941
Noncurrent asset retirement obligations	41,833	45,013
Deferred lease income	20,745	21,255
Post-retirement obligations	11,464	48,223
Mandatorily redeemable noncontrolling interest	—	13,625
Noncurrent liabilities	16,274	17,506
Deferred income taxes	134,501	121,816
Total liabilities	2,203,406	2,306,705
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized, respectively; 286,037 and 285,990 shares issued at December 31, 2021 and 2020, respectively	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 shares authorized, respectively; no shares issued	—	—
Treasury stock, at cost (3,052 and 2,742 shares at December 31, 2021 and 2020, respectively)	(33,545)	(34,000)
Additional paid-in capital	1,172,593	1,166,412
Retained deficit	(472,246)	(589,128)
Accumulated other comprehensive loss	(83,566)	(93,842)
Total equity attributable to Sotera Health Company	586,096	452,302
Noncontrolling interests	—	2,272
Total equity	586,096	454,574
Total liabilities and equity	$2,789,502	$2,761,279
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Service	$805,501	$713,520	$673,037
Product	125,977	104,638	105,290
Total net revenues	931,478	818,158	778,327
Cost of revenues:
Service	357,205	333,359	333,290
Product	55,601	41,227	49,606
Total cost of revenues	412,806	374,586	382,896
Gross profit	518,672	443,572	395,431
Operating expenses:
Selling, general and administrative expenses	198,158	178,525	147,480
Amortization of intangible assets	63,781	59,029	58,562
Impairment of long-lived assets	—	—	5,792
Total operating expenses	261,939	237,554	211,834
Operating income	256,733	206,018	183,597
Interest expense, net	74,192	215,259	157,729
Loss on extinguishment of debt	20,681	44,262	30,168
Foreign exchange loss (gain)	1,345	(5,230)	3,862
Other income, net	(15,201)	(9,413)	(7,246)
Income (loss) before income taxes	175,716	(38,860)	(916)
Provision (benefit) for income taxes	58,595	(1,369)	19,509
Net income (loss)	117,121	(37,491)	(20,425)
Less: Net income attributable to noncontrolling interests	239	1,126	425
Net income (loss) attributable to Sotera Health Company	$116,882	$(38,617)	$(20,850)
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $8,924, $(5,737) and $(4,085), respectively)	$26,562	$(17,030)	$(12,126)
Interest rate swaps (net of taxes of $142, $(63) and $63, respectively)	404	(179)	179
Foreign currency translation	(16,395)	17,458	27,402
Comprehensive income (loss)	127,692	(37,242)	(4,970)
Less: comprehensive income attributable to noncontrolling interests	534	830	310
Comprehensive income (loss) attributable to Sotera Health Company	$127,158	$(38,072)	$(5,280)
Earnings (Loss) per share:
Basic	$0.41	$(0.16)	$(0.09)
Diluted	0.41	(0.16)	(0.09)
Weighted average number of shares outstanding:
Basic	279,228	237,696	232,400
Diluted	279,382	237,696	232,400
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$117,121	$(37,491)	$(20,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	64,160	63,309	66,671
Amortization of intangible assets	86,742	80,254	80,048
Impairment of long-lived assets	—	—	5,792
Loss on extinguishment of debt	20,681	44,262	30,168
Deferred income taxes	(3,716)	(23,360)	(18,993)
Share-based non-cash compensation expense	13,870	10,987	6,882
Accretion of asset retirement obligations	2,252	1,997	2,051
Unrealized foreign exchange (gains) / losses	788	(10,596)	3,325
Unrealized gain on embedded derivative instruments	(1,195)	(3,073)	(1,200)
Amortization of debt issuance costs	6,161	11,624	8,291
Other	(12,728)	(5,535)	(5,218)
Changes in operating assets and liabilities:
Accounts receivable	(15,509)	1,942	11,764
Inventories	(20,245)	3,784	(282)
Other current assets	(3,552)	(7,770)	15,322
Accounts payable	19,761	(6,022)	(8,968)
Accrued liabilities	1,596	3,248	(18,405)
Income taxes payable / receivable	10,103	(8,140)	(7,771)
Other liabilities	(369)	(657)	724
Other long-term assets	(4,376)	1,822	(735)
Net cash provided by operating activities	281,545	120,585	149,041
Investing activities:
Purchases of property, plant and equipment	(102,162)	(53,507)	(57,257)
Purchase of Iotron Industries Canada, Inc., net of cash acquired	—	(105,187)	—
Purchase of BioScience Laboratories, LLC, net of cash acquired	(13,530)	—	—
Purchase of mandatorily redeemable noncontrolling interest in Nelson Laboratories Fairfield, Inc.	(12,425)	—	—
Purchase of Regulatory Compliance Associates Inc., net of cash acquired	(31,015)	—	—
Other investing activities	(701)	—	—
Net cash used in investing activities	(159,833)	(158,694)	(57,257)
Financing activities:
Dividends and distributions to shareholders	—	—	(691,170)
Proceeds from revolving credit facility and long-term borrowings	—	150,000	3,144,600
Proceeds from issuance of common stock, net of underwriting discounts and issuance costs	—	1,155,961	—
Repurchase of common shares	—	(34,000)	—
Purchase of noncontrolling interests in China subsidiaries	(8,418)	—	—
Payments of debt issuance costs and prepayment premium	(6,792)	(19,746)	(17,034)
Payments on revolving credit facility and long-term borrowings	(100,000)	(1,177,325)	(2,561,084)
Shares withheld for employee taxes on equity awards	(1,434)	—	—
Other financing activities	(642)	(1,458)	(1,342)
Net cash (used in) provided by financing activities	(117,286)	73,432	(126,030)
Effect of exchange rate changes on cash and cash equivalents	44	4,106	485
Net increase (decrease) in cash and cash equivalents, including restricted cash	4,470	39,429	(33,761)
Cash and cash equivalents, including restricted cash, at beginning of period	102,454	63,025	96,786
Cash and cash equivalents, including restricted cash, at end of period	$106,924	$102,454	$63,025
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$58,772	$211,276	$151,005
Cash paid during the period for income taxes, net of tax refunds received	52,007	23,988	44,614
Equipment purchases included in accounts payable	14,524	14,288	5,197
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity (Deficit)
(in thousands)

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity (Deficit)
	Common Stock	Common Stock	Treasury Stock
Balance at January 1, 2019	232,400	$2,324	$—	$162,409	$(10,417)	$(109,957)	$1,132	$45,491
Cumulative-effect adjustment upon adoption of ASU 2014-09 (Note 1)	—	—	—	—	2,635	—	—	2,635
Dividends and distributions to shareholders	—	—	—	(169,291)	(521,879)	—	—	(691,170)
Share-based compensation plans	—	—	—	6,882	—	—	—	6,882
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(12,126)	—	(12,126)
Foreign currency translation	—	—	—	—	—	27,517	(115)	27,402
Interest rate swaps	—	—	—	—	—	179	—	179
Net income (loss)	—	—	—	—	(20,850)	—	425	(20,425)
Balance at December 31, 2019	232,400	2,324	—	—	(550,511)	(94,387)	1,442	(641,132)
Issuance of shares	53,590	536	—	1,155,425	—	—	—	1,155,961
Repurchase of shares	(1,568)	—	(34,000)	—	—	—	—	(34,000)
Share-based compensation plans	(1,174)	—	—	10,987	—	—	—	10,987
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(17,030)	—	(17,030)
Foreign currency translation	—	—	—	—	—	17,754	(296)	17,458
Interest rate swaps	—	—	—	—	—	(179)	—	(179)
Net income (loss)	—	—	—	—	(38,617)	—	1,126	(37,491)
Balance at December 31, 2020	283,248	2,860	(34,000)	1,166,412	(589,128)	(93,842)	2,272	454,574
Acquisition of noncontrolling interests	—	—	—	(5,772)	—	—	(2,806)	(8,578)
Issuance of shares	47	—	—	1,080	—	—	—	1,080
Share-based compensation plans	(310)	—	455	10,873	—	—	—	11,328
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	26,562	—	26,562
Foreign currency translation	—	—	—	—	—	(16,690)	295	(16,395)
Interest rate swaps	—	—	—	—	—	404	—	404
Net income	—	—	—	—	116,882	—	239	117,121
Balance at December 31, 2021	282,985	$2,860	$(33,545)	$1,172,593	$(472,246)	$(83,566)	$—	$586,096
See notes to consolidated financial statements.

Sotera Health Company
Notes to Consolidated Financial Statements

1.Significant Accounting Policies
Principles of Consolidation – Sotera Health Company (also referred to herein as the “Company,” “we,” “our,” “us” or “its”), is a global provider of mission-critical sterilization and lab testing and advisory services to the healthcare industry with operations primarily in the Americas, Europe and Asia.
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
Noncontrolling interests represents the noncontrolling stockholders’ proportionate share of the total equity in the Company’s consolidated subsidiaries. In the second quarter of 2021, we purchased the outstanding noncontrolling interests of 15% and 33% in our two China subsidiaries. Refer to Note 4, “Acquisitions” for additional details. Prior to our acquisition of the noncontrolling interests in our two subsidiaries in China, we consolidated the results of operations of these subsidiaries with our results of operations and reflected the noncontrolling interests on our Consolidated Statements of Operations and Comprehensive Income (Loss) as “Net income attributable to noncontrolling interests.”

On March 11, 2021, we purchased the 15% noncontrolling interest that remained from the August 2018 acquisition of Gibraltar Laboratories, Inc. (now known as Nelson Laboratories Fairfield, Inc.). As the purchase of this noncontrolling interest was mandatorily redeemable, no earnings were allocated to this noncontrolling interest. Refer to Note 4, “Acquisitions” for additional details.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Inventories – Inventories as of December 31, 2021 and 2020 are held at Nordion. Finished goods and work-in-process include the cost of material, labor, and certain manufacturing overhead such as insurance, repairs and maintenance, and property taxes, and are recorded on a weighted average cost basis at the lower of cost or net realizable value. We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record a reserve for excess and obsolete inventory, which was immaterial at December 31, 2021 and 2020, when the facts and circumstances indicate that particular inventories will not be usable. If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write-down inventory values and record an adjustment to cost of revenues.
Property, Plant, and Equipment – Property, plant, and equipment is carried at cost, or initially at fair value if acquired in an acquisition, less accumulated depreciation and amortization. Except for Cobalt 60 (“Co-60”), a radioactive isotope used in gamma radiation sterilization, all property, plant, and equipment depreciation is computed using the straight-line method over estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the term of the related lease, whichever is shorter. Co-60 is amortized using an accelerated method, which relates to the natural radioactive decay of the isotope over its estimated useful life which is approximately twenty years. Amortization of Co-60 is included within depreciation expense as a cost of revenue. Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three to five years. For software obtained or developed for internal use, all external direct costs for materials and services and certain personnel costs incurred to develop the software during the application development stage are capitalized. At December 31, 2021 and 2020, we had undepreciated software costs of $2.8 million and $3.8 million, respectively, included in property, plant, and equipment, net. We recognized $2.6 million, $2.4 million and $3.0 million, of depreciation expense related to software costs for the years ending December 31, 2021, 2020 and 2019, respectively.
Depreciation is computed using the assets’ estimated useful lives as presented below:

Buildings and building improvements	15–44 years
Machinery and equipment	3–30 years
Leasehold improvements	2–20 years
Furniture and fixtures	3–10 years
Computer hardware and software	1–7 years
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
Upon sale or retirement of assets, the cost and related accumulated depreciation is removed from the Consolidated Balance Sheets, and the resulting gain or loss is reflected as a component of operating income.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Amortization of intangible assets is computed using the asset’s estimated useful lives as presented below:

Land-use rights	41 years
Customer contracts and related relationships	7–20 years
Proprietary technology	3–20 years
Trade name/trademark	8 years
Sealed source and supply agreements	7–20 years
Leases – We determine if an agreement contains a lease and classify our leases as operating or finance at the lease commencement date. Leases with an initial term of twelve months or less are recognized as lease expense on a straight-line basis over the lease term and are not recorded on the Consolidated Balance Sheets. Non-lease components are accounted for separately from the lease components for all asset classes.
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
Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. As most leases do not provide an implicit interest rate, we estimate an incremental borrowing rate to determine the present value of lease payments. Our estimated incremental borrowing rate reflects a secured rate based on recent debt issuances, our estimated credit rating, and lease term. We recognize operating lease costs on a straight-line basis over the term of the lease in “Cost of revenues” or “Selling, general and administrative expenses” on the Consolidated Statements of Operations and Comprehensive Income (Loss) depending on the nature of the underlying asset.
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
We performed a quantitative assessment of all reporting units (Sterigenics, Nordion and Nelson Labs) as of October 1, 2021. The fair value of each reporting unit was calculated using a discounted cash flow analysis which was dependent on subjective market participant assumptions determined by management. We further corroborated such discounted cash flow analyses utilizing a market approach to determine the estimated enterprise fair value. Assumptions used in the analyses included discount rates, revenue growth rates and projected operating cash flows. Estimates of future cash flows are based upon relevant data at a point-in-time, are subject to change, and could vary from actual results. The estimated fair value of each reporting unit exceeded its carrying amount (including goodwill) by a minimum of 50% as of October 1, 2021. We performed a qualitative impairment assessment to evaluate any potential impairment to the indefinite-lived intangible assets. We considered significant events and circumstances that could affect the significant inputs used to determine the estimated fair value of the indefinite-lived intangible assets, and determined, after considering the totality of evidence that it is not more likely than not that the indefinite-lived intangible assets are impaired. In addition, there have been no significant events or circumstances that occurred since the annual assessment date of October 1 that would change the conclusions reached above.
Derivative Instruments – We may enter into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk, foreign currency exchange rate risk and interest rate risk related to borrowings.

Sotera Health Company
Notes to Consolidated Financial Statements
We also have identified embedded derivatives in certain supply and customer contracts. Certain interest rate caps are designated as cash flow hedges allowing for changes in fair value to be recorded through “Other comprehensive income (loss)”. Amounts in accumulated other comprehensive income (loss) will be reclassified into earnings in the same periods during which the hedged transaction affects earnings and are presented in “Interest expense, net” within the Consolidated Statements of Operations and Comprehensive Income (Loss). Derivatives not designated as hedges are recorded at fair value on the Consolidated Balance Sheets, with any changes in the value being recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the same line item as the corresponding hedged item. We classify cash flows from derivative instruments and hedging activities as cash flows from operating activities in the Consolidated Statements of Cash Flows. To the extent derivative arrangements are with the same counterparty and contractual right of offset exists under applicable master agreements, we offset assets and liabilities for reporting on the Consolidated Balance Sheets.
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
We recognize the over/under funded status of defined benefit pension and post-retirement benefits plans in our Consolidated Balance Sheets. This amount is measured as the difference between the fair value of plan assets and the projected benefit obligation. Changes in the funded status of the plans are recorded in other comprehensive income (loss) in the year they occur. We measure plan assets and obligations as of the balance sheet date. We provide additional information about our pension and other post-retirement benefits plans in Note 12, “Employee Benefits”.
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
No customer accounted for 10% or more of accounts receivable at December 31, 2021 and 2020, or 10% or more of net revenues for the years ended December 31, 2021, 2020 and 2019.

Sotera Health Company
Notes to Consolidated Financial Statements
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
We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority and that the taxing authority will have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Determining what constitutes an individual tax position and whether the more-likely-than-not recognition threshold is met for a tax position are matters of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We review and adjust tax estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations, and precedent. We are subject to a tax on Global Intangible Low Taxed Income (“GILTI”) which we record as a period cost.
Our policy is to recognize interest and penalties related to income tax matters as a component of the provision for income taxes in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Foreign Currency Translation – The functional currency of our foreign subsidiaries is generally the local currency. Accordingly, assets and liabilities are generally translated into U.S. dollars at the current rates of exchange as of the balance sheet date, and revenues and expenses are translated using weighted-average rates prevailing during the period. Adjustments from foreign currency translation are included as a separate component of accumulated other comprehensive income (loss).
Gains or losses arising from foreign currency transactions are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) as foreign exchange loss (gain). Beginning in the fourth quarter of 2020, the Company began entering into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries. For the year ended December 31, 2021, foreign exchange loss in our Consolidated Statements of Operations and Comprehensive Income (Loss) related primarily to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities. In the years ended December 31, 2020 and 2019, foreign exchange (gain) loss related primarily to U.S. dollar denominated intercompany indebtedness with certain of our European and Canadian subsidiaries.
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

Sotera Health Company
Notes to Consolidated Financial Statements
irradiation processing once approved by our quality assurance process at which time the service is complete. Sterigenics segment revenues are included in service revenues in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Our Nordion segment is a global provider of Co-60 and gamma irradiation systems, which are key components to the gamma sterilization process. Revenue from the sale of Co-60 sources is recognized as product revenue at a point-in-time upon satisfaction of our performance obligations for delivery of existing sources. Revenue from the sale of gamma irradiation systems is recognized as product revenue over time using an input measure of costs incurred and is immaterial to the overall business. Revenues from Co-60 installation and disposal and gamma irradiation systems refurbishments and installations are recognized as service revenue.
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
Share-Based Compensation – Equity-based awards issued to employees under the Sotera Health Company 2020 Omnibus Incentive Plan (“2020 Plan”) include restricted stock units (“RSUs”) and stock options, which vest over time. Prior to our initial public offering (the “IPO” as described in Note 15, “Stockholders' Equity”), equity-based awards were issued to service providers (including employees and directors) in the form of partnership interests in our predecessor, Sotera Health Topco Parent, L.P. (“Topco Parent”), which vested based on either time (“time vesting awards”) or the achievement of certain performance and market conditions (“performance awards” and, together with the time vesting awards, the “pre-IPO awards”). In connection with the IPO, Topco Parent made in-kind distributions of restricted shares of our common stock to holders of pre-IPO awards as described in Note 15, “Stockholders' Equity”. The restricted shares of our common stock distributed in respect of pre-IPO time vesting awards vest through June 2025; expense related to these unvested awards will be recognized over the remaining vesting period. Expense attributable to the performance awards was recognized in its entirety in the year ended December 31, 2020 as the related performance conditions were considered probable of achievement and the implied service condition was met. Share-based compensation expense is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), primarily within “Selling, general and administrative expenses” at the grant date fair value over the requisite service period (typically four years for awards granted under the 2020 Plan and five years for time vesting pre-IPO awards on a straight-line basis). Fair value of the pre-IPO awards was estimated on the date of grant using a simulation-based option valuation model incorporating multiple and variable assumptions over time, including assumptions such as employee forfeitures, unit price volatility and dividend assumptions. We use the Black-Scholes option pricing model to measure the grant date fair value of post-IPO stock options using certain valuation assumptions. Share-based compensation expense for all awards recognizes forfeitures as they occur.
Earnings (Loss) Per Share – In periods in which the Company has net income, earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and

Sotera Health Company
Notes to Consolidated Financial Statements
securities that participate in dividends (“participating securities”). Our unvested restricted common stock distributed in respect of pre-IPO Class B-1 and B-2 awards have the right to receive non-forfeitable dividends or dividend equivalents if the Company were to declare dividends on its common stock. Under the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings (loss) per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period, if dilutive, in which case the dilutive effect of such securities is calculated using the more dilutive of (a) the two-class method, or (b) treasury stock method, as applicable, to the potentially dilutive instruments. Unvested restricted common stock is not included in earnings per share until the period in which the vesting condition is satisfied. In periods in which the Company has a net loss, the two-class method is not applicable because the pre-IPO Class B-1 and B-2 restricted stock awards do not participate in losses. Refer to Note 17, “Earnings (Loss) Per Share” for additional information.
Treasury Stock – The Company records repurchases of its own common stock at cost. Repurchased common stock is presented as a reduction of equity in the Consolidated Balance Sheets. The difference between the repurchase and reissue price of the Company’s own stock is added to or deducted from additional paid-in capital. The cost of Treasury Stock reissued is calculated using a weighted average cost method.
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
2.Recent Accounting Standards
ASU’s Issued But Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”): Measurement of Credit Losses on Financial Instruments, and subsequently issued additional guidance that modified ASU 2016-13. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The standard will be effective for private companies for fiscal years beginning after December 15, 2022, including interim periods within such fiscal years. As our emerging growth company status ended as of December 31, 2021, the standard will be effective for the Company as of January 1, 2022. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and disclosures. We will adopt this standard as required on January 1, 2022.
In December 2020, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard simplifies the accounting for income taxes and makes a number of changes meant to add or clarify guidance on accounting for income taxes. This update is effective for the Company’s annual financial statement periods beginning after December 15, 2021 and interim periods beginning after December 15, 2022, with early adoption permitted in any interim period for which financial statements have not yet been filed. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and disclosures.
In October 2021, the FASB issued ASU 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendments in ASU 2021-08 require that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards (“ASC”) Topic 606, Revenue from Contract with Customers (“ASC Topic 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC Topic 606 as if it had originated the contracts. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently assessing the effect that ASU 2021-08 will have on our financial position, results of operations, and disclosures.

Sotera Health Company
Notes to Consolidated Financial Statements
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$571,829	$139,135	$—	$710,964
Over time	—	1,372	219,142	220,514
Total	$571,829	$140,507	$219,142	$931,478

	Year Ended December 31, 2020
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$498,773	$114,745	$—	$613,518
Over time	—	—	204,640	204,640
Total	$498,773	$114,745	$204,640	$818,158

	Year Ended December 31, 2019
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$471,708	$116,165	$—	$587,873
Over time	—	—	190,454	190,454
Total	$471,708	$116,165	$190,454	$778,327

Contract Balances
As of December 31, 2021 and 2020, contract assets included in prepaid expenses and other current assets on the Consolidated Balance Sheets totaled approximately $15.6 million and $12.7 million, respectively, resulting from revenue recognized over time in excess of the amount billed to the customer.
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $8.7 million and $6.1 million at December 31, 2021 and 2020, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
4.Acquisitions
Acquisition of Regulatory Compliance Associates Inc.
On November 4, 2021, we acquired Regulatory Compliance Associates Inc. (“RCA”) for approximately $31.0 million, net of $0.5 million of cash acquired. RCA is an industry leader in providing life sciences consulting focused on quality, regulatory, and technical advisory services for the pharmaceutical, medical device and combination device industries. Headquartered in Pleasant Prairie, Wisconsin, RCA will expand and further strengthen the technical consulting and expert advisory capabilities of our Nelson Labs segment.
The purchase price of RCA was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. Changes to the allocation of the purchase price may occur as these measurements are completed. As of December 31, 2021, approximately $20.6 million of goodwill was recorded related to the RCA acquisition, representing the excess of the purchase price over preliminary estimated fair values of all the assets acquired and liabilities assumed. Based on our preliminary estimates, we also recorded $12.5 million of finite-lived intangible assets, primarily related to customer relationships. The purchase price allocation will be finalized within a measurement period not to exceed one year from closing. We funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to our consolidated financial statements.

Sotera Health Company
Notes to Consolidated Financial Statements
Acquisition of Noncontrolling Interests in China Subsidiaries
On May 18, 2021, we acquired the remaining 15% and 33% noncontrolling interests associated with our two subsidiaries located in China. As a result, both entities are now 100% owned by the Company. The purchase price of the remaining equity interests was approximately $8.6 million, net of the cancellation of an $0.8 million demand note. We paid 90% of the cash consideration on the acquisition date. The remaining amounts were partially settled in post-closing payments in the third quarter of 2021; $0.2 million of the post-closing payment remains outstanding as of December 31, 2021 subject to the terms of the equity transfer agreements. As a result of the transactions, we continue to consolidate both of these subsidiaries, however, as of May 18, 2021, we no longer record noncontrolling interests in the consolidated financial statements as these subsidiaries are fully owned by the Company. The purchases were accounted for as equity transactions. As a result of these transactions, noncontrolling interests were reduced by $2.8 million reflecting the carrying value of the interest with $5.8 million of the difference charged to additional paid-in capital.
Acquisition of BioScience Laboratories, LLC
On March 8, 2021, we acquired BioScience Laboratories, LLC (“BioScience Labs”) for approximately $13.5 million, net of $0.2 million of cash acquired plus the contemporaneous repayment of BioScience Labs’ outstanding debt of $1.9 million. BioScience Labs is a provider of outsourced topical antimicrobial product testing in the pharmaceutical, medical device, and consumer products industries with one location in Bozeman, Montana. BioScience Labs is included within the Nelson Labs segment.
The purchase price of BioScience Labs was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. Changes to the allocation of the purchase price may occur as these measurements are completed. Approximately $8.4 million of goodwill was recorded related to the BioScience Labs acquisition, representing the excess of the purchase price over the preliminary estimated fair values of all the assets acquired and liabilities assumed. We funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to our consolidated financial statements.
Acquisition of Mandatorily Redeemable Noncontrolling Interest - Nelson Labs Fairfield
On March 11, 2021, we completed the acquisition of the remaining 15% ownership of Nelson Labs Fairfield for $12.4 million, resulting in a gain of $1.2 million included in “Other expense (income), net” in the Consolidated Statements of Operations and Comprehensive Income (Loss) relative to the $13.6 million previously accrued. Pursuant to the terms of this acquisition, we initially acquired 85% of the equity interests of Nelson Labs Fairfield in August 2018 and were obligated to acquire the remaining 15% noncontrolling interest within three years from the date of the acquisition.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The estimated fair value of the underlying acquired assets and assumed liabilities of the Iotron acquisition and the measurement period adjustments recognized during the year ended December 31, 2021, were as follows:

(thousands of U.S. dollars)
Allocation of purchase price to the fair value of net assets acquired (net of cash acquired):	Amount recognized as of December 31, 2020	Measurement Period Adjustments	Amount recognized as of December 31, 2021
Goodwill	$69,046	$(19,447)	$49,599
Intangibles	16,427	26,273	42,700
Property, plant, and equipment	13,812	4,346	18,158
Working capital, net	1,115	2	1,117
Investment in unconsolidated affiliate	12,881	(4,181)	8,700
Assumed long-term liabilities	(2,248)	—	(2,248)
Other assets/liabilities, net	(5,846)	(6,993)	(12,839)
Total purchase price	$105,187	$—	$105,187
Approximately $49.6 million of goodwill was recorded related to the Iotron acquisition, representing the excess of the purchase price over estimated fair values of all the assets acquired and liabilities assumed. The fair value allocated to goodwill and tangible and intangible assets are deductible for tax purposes. The qualitative elements of goodwill primarily represent the expanded future growth opportunities for the combined company and the addition of Iotron’s highly skilled workforce. We recorded $39.1 million, and $3.6 million for intangible assets as part of the acquisition related to customer relationships and employee non-compete agreements, respectively. The estimated useful lives of the identifiable finite-lived intangible assets range from 5 to 15 years.
Iotron’s results of operations are included in our consolidated financial statements from the date of the acquisition within the Sterigenics segment. The unaudited pro forma consolidated results for the year ended December 31, 2020 and 2019, are reflected in the pro forma table below had the transaction occurred on January 1, 2019. The following unaudited supplemental pro forma financial information is based on our historical consolidated financial statements and Iotron’s historical consolidated financial statements, as adjusted for amortization of acquired intangible assets, an increase in interest expense resulting from interest on the First Lien Notes to finance the acquisition, and to reflect the change in the estimated income tax rate for federal and state purposes.

(thousands of U.S. dollars)
Year Ended December 31,	2020	2019
Net revenues	$832,989	$798,098
Net loss	(34,687)	(21,963)
For the year ended December 31, 2020, net revenues and net income attributable to the Iotron acquisition were $9.9 million and $3.1 million, respectively.
In connection with the Iotron acquisition, we incurred approximately $3.1 million in transaction costs for the year ended December 31, 2020, which were included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). Costs incurred related to the Iotron acquisition in the year ended December 31, 2021 were immaterial.

Sotera Health Company
Notes to Consolidated Financial Statements
5.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2021	2020
Raw materials and supplies	$41,514	$29,114
Work-in-process	3,919	846
Finished goods	8,979	4,256
	54,412	34,216
Reserve for excess and obsolete inventory	(124)	(123)
Inventories, net	$54,288	$34,093
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2021	2020
Prepaid taxes	$24,937	$22,883
Prepaid business insurance	10,707	10,403
Prepaid rent	920	1,170
Customer contract assets	15,565	12,670
Insurance and indemnification receivables	3,144	2,751
Current deposits	623	673
Prepaid maintenance contracts	279	404
Value added tax receivable	2,512	2,094
Prepaid software licensing	2,055	1,181
Stock supplies	3,374	2,715
Embedded derivative assets	496	—
Other	7,311	8,020
Prepaid expenses and other current assets	$71,923	$64,964
7.Property, Plant and Equipment
Property, plant, and equipment, net, consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2021	2020
Land and buildings	$295,780	$289,692
Leasehold improvements	54,200	51,398
Machinery, equipment, including Co-60	506,938	480,276
Furniture and fixtures	7,489	6,887
Computer hardware and software	40,751	40,706
Asset retirement costs	4,164	3,914
Construction-in-progress	131,869	78,491
	1,041,191	951,364
Less accumulated depreciation	(390,394)	(341,550)
Property, plant and equipment, net	$650,797	$609,814

Sotera Health Company
Notes to Consolidated Financial Statements
Depreciation and amortization expense for property, plant, and equipment, including property under finance leases, was $64.2 million, $63.3 million and $66.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Capitalized interest totaled $1.1 million, $0.7 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and was recorded as a reduction in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
As discussed in Note 20, “Commitments and Contingencies”, we have been involved in litigation related to our ethylene oxide (“EO”) sterilization operations in Willowbrook, Illinois. On September 30, 2019, we announced plans to exit our operations in Willowbrook citing the unstable legislative and regulatory landscape in Illinois as well as the expiration of the primary Willowbrook facility lease. Prior to this decision, we had approximately $9.8 million in net book value of fixed assets at the Willowbrook facilities, including $1.8 million of construction in process. Based on our assessment of fixed assets that were transferable to other Sterigenics’ facilities, we recorded a fixed asset impairment of approximately $5.8 million as recognized in “Impairment of long-lived assets” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2019. Further, in conjunction with the decision not to reopen our Willowbrook facilities, we incurred certain restructuring costs consisting of employee termination benefits totaling $1.1 million in the year ended December 31, 2019. These costs represent all termination benefits costs expected to be incurred in connection with the Willowbrook closure, and are included in “Cost of revenues” on the Consolidated Statements of Operations and Comprehensive Income (Loss) and are included in our Sterigenics segment. Decommissioning of one Willowbrook facility was completed in 2021; whereas decommissioning of the second facility is scheduled to be completed prior to the lease termination date of December 31, 2023.
8.Goodwill and Other Intangible Assets
Changes to goodwill during the years ended December 31, 2021 and 2020 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at January 1, 2020	$612,689	$281,890	$141,286	$1,035,865
Iotron acquisition	69,046	—	—	69,046
Changes due to foreign currency exchange rates	1,746	6,042	3,237	11,025
Goodwill at December 31, 2020	683,481	287,932	144,523	1,115,936
Iotron acquisition measurement period adjustments	(19,447)	—	—	(19,447)
BioScience Labs acquisition	—	—	8,354	8,354
RCA acquisition	—	—	20,638	20,638
Changes due to foreign currency exchange rates	(3,291)	973	(2,843)	(5,161)
Goodwill at December 31, 2021	$660,743	$288,905	$170,672	$1,120,320

Sotera Health Company
Notes to Consolidated Financial Statements
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2021
Finite-lived intangible assets
Customer relationships	$668,628	$365,935
Proprietary technology	88,826	44,866
Trade names	145	116
Land-use rights	9,744	1,586
Sealed source and supply agreements	241,611	109,838
Other	6,454	2,166
Total finite-lived intangible assets	1,015,408	524,507

Indefinite-lived intangible assets
Regulatory licenses and other(a)	82,110	—
Trade names / trademarks	25,833	—
Total indefinite-lived intangible assets	107,943	—
Total	$1,123,351	$524,507

As of December 31, 2020	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$634,454	$309,428
Proprietary technology	90,964	38,075
Trade names	156	105
Land-use rights	9,489	1,311
Sealed source and supply agreements	240,791	92,953
Other	1,937	519
Total finite-lived intangible assets	977,791	442,391

Indefinite-lived intangible assets
Regulatory licenses and other(a)	81,832	—
Trade names / trademarks	26,134	—
Total indefinite-lived intangible assets	107,966	—
Total	$1,085,757	$442,391
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
Amortization expense for finite-lived intangible assets was $86.8 million, $80.3 million, and $80.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. $63.8 million, $59.0 million, and $58.5 million was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, whereas the remainder was included in “Cost of revenues.”

Sotera Health Company
Notes to Consolidated Financial Statements
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
2022	$81,955
2023	81,536
2024	80,759
2025	43,070
2026	22,973
Thereafter	180,608
Total	$490,901
The weighted-average remaining useful life of the finite-lived intangible assets was approximately 9.5 years as of December 31, 2021.
9.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2021	2020
Accrued employee compensation	$33,334	$34,760
Legal reserves	3,259	2,751
Accrued interest expense	10,755	186
Embedded derivatives	—	670
Professional fees	4,314	12,686
Accrued utilities	1,797	1,864
Insurance accrual	2,068	1,255
Accrued taxes	2,209	2,599
Other	4,125	3,747
Accrued liabilities	$61,861	$60,518
The increase in accrued interest expense relates to an adjustment in the timing of our quarterly scheduled Term Loan interest payments. Refer to Note 10, “Long-Term Debt”.
10.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2021	2020
Term loan, due 2026	$1,763,100	$1,763,100
Senior notes, due 2026	—	100,000
Other long-term debt	450	450
Total long-term debt	1,763,550	1,863,550
Less current portion	—	—
Less unamortized debt issuance costs and debt discounts	(20,016)	(38,761)
Total long-term debt, less current portion and debt issuance costs and debt discounts	$1,743,534	$1,824,789

Sotera Health Company
Notes to Consolidated Financial Statements
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Revolving Credit Facility and the Term Loan mature on June 13, 2026 and December 13, 2026, respectively. On December 17, 2020, we increased the capacity of our Revolving Credit Facility from $190.0 million to $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of December 31, 2021 and 2020, total borrowings under the Term Loan were $1,763.1 million in each period, respectively, and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the year ended December 31, 2021 and 2020 was 3.44% and 5.67%, respectively.
On January 20, 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over the London Interbank Offered Rate (“LIBOR”) on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The changes result in an effective reduction in current interest rates of 225 basis points. In connection with this amendment, we wrote off $11.3 million of unamortized debt issuance and discount costs and incurred an additional $2.9 million of expense related to debt issuance costs attributable to the refinancing. These costs were recorded to “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to an applicable margin, plus, at our option, either (a) an alternative base rate “ABR” or (b) a LIBOR rate. In addition to paying interest on any outstanding borrowings under the Revolving Credit Facility, SHH is required to pay a commitment fee to the lenders under the Revolving Credit Facility in respect of the unutilized commitments thereunder and customary letter of credit fees. The Revolving Credit Facility contains a maximum senior secured first lien net leverage ratio covenant of 9.00 to 1.00, tested on the last day of each fiscal quarter if, on the last day of such fiscal quarter, the sum of (i) the aggregate principal amount of the revolving loans then outstanding under the Revolving Credit Facility, plus (ii) the aggregate amount of letter of credit disbursements that have not been reimbursed within two business days following the end of the fiscal quarter, exceeds the greater of $139.0 million and 40.0% of the aggregate principal amount of the revolving commitments then in effect.
On March 26, 2021, we amended the Revolving Credit Facility, to (i) decrease the Applicable Rate (as defined in the Credit Agreement) related to any Revolving Loans (as defined in the Credit Agreement) from a rate per annum that ranged from an ABR plus 2.50% to ABR plus 3.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio to ABR plus 1.75%; and in the case of Eurodollar Loans (as defined in the Credit Agreement) from a rate per annum which ranged from the Adjusted LIBOR plus 3.50% to the Adjusted LIBOR plus 4.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio (as defined in the Credit Agreement), to the Adjusted LIBOR (as defined in the Credit Agreement) plus 2.75%, and (ii) extend the maturity date of the Revolving Facility from December 13, 2024 to June 13, 2026. The other material terms of the Credit Agreement were unchanged and the amendment did not change the capacity of our Revolving Credit Facility of $347.5 million. No unamortized debt issuance costs associated with the Revolving Credit Facility were written off and direct fees and costs incurred in connection with the amendment were immaterial.
As of December 31, 2021 and 2020, there were no borrowings outstanding on the Revolving Credit Facility. SHH borrowed $50.0 million on the Revolving Credit Facility during the first quarter of 2020 which was repaid in the second quarter of 2020. The interest rate on the borrowings under the Revolving Credit Facility during 2020 averaged approximately 5.0%.
As of December 31, 2021 and 2020 capitalized debt issuance costs totaled $2.7 million and $3.4 million, respectively, and debt discounts totaled $17.3 million and $31.6 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized as a component of interest expense over the term of the debt agreement.
The Senior Secured Credit Facilities contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or

Sotera Health Company
Notes to Consolidated Financial Statements
permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including upon a change of control. As of December 31, 2021, we were in compliance with all the Senior Secured Credit Facilities covenants.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of December 31, 2021, the Company had $113.8 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $233.7 million. Due to the overlap of a letter of credit with a termination date of January 6, 2022 and its replacement letter of credit with a commencement date of December 16, 2021 in similar amount, our availability under the Revolving Credit Facility was abnormally low for a brief period including December 31, 2021 and continuing through January 6, 2022. As of January 6, 2022, our availability under the Revolving credit facility increased to $278.4 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to eliminate the variability of cash flows in the interest payments associated with the Term Loan due to changes in LIBOR (or its successor). For additional information on the derivative instruments described above, refer to Note 21, “Financial Instruments and Financial Risk”, “Derivatives Instruments.”
First Lien Notes
On July 31, 2020, SHH issued $100.0 million aggregate principal amount of senior secured first lien notes due 2026 (the “First Lien Notes”), which were scheduled to mature on December 13, 2026. On August 27, 2021 SHH redeemed in full the $100.0 million aggregate principal amount of the First Lien Notes. In connection with this redemption, the Company paid a $3.0 million early redemption premium, in accordance with the terms of the First Lien Notes Indenture, and wrote off $3.4 million of debt issuance and discount costs. The Company recognized these expenses within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021.
Prior to the redemption, the First Lien Notes bore interest at a rate equal to LIBOR subject to a 1.00% floor plus 6.00% per annum. Interest was payable on a quarterly basis with no principal due until maturity. The weighted average interest rate on the First Lien Notes during 2021 up to the August 27, 2021 redemption date and at December 31, 2020 was 7.00%, respectively.
Second Lien Notes
On December 13, 2019, SHH issued $770.0 million of Second Lien Senior Secured Notes (the “Second Lien Notes”), which had a maturity date of December 13, 2027. The Second Lien Notes bore interest at a rate equal to LIBOR subject to a 1.00% floor plus 8.00% per annum. On December 14, 2020, SHH redeemed in full all of the $770.0 million aggregate principal amount of the First Lien Notes (as described below in “2020 Debt Repayments”). The weighted average interest rate on the Second Lien Notes through the redemption date of December 14, 2020 was 9.35%.
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

Sotera Health Company
Notes to Consolidated Financial Statements
2020 Debt Repayments
Almost all of the net proceeds of the Company’s IPO were used to redeem all of the outstanding aggregate principal amount of the Second Lien Notes and to repay a portion of the outstanding indebtedness under our Term Loan. In November 2020, the Company repaid $341.0 million aggregate principal amount of the Term Loan. In December 2020, the Company redeemed in full all of the $770.0 million aggregate principal amount of its then outstanding Second Lien Notes. For these two transactions combined, we wrote off $28.9 million of debt issuance and discount costs and recognized $15.4 million in premiums paid in connection with the early extinguishment of the Second Lien Notes. We recognized these costs within the “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
2019 Refinancing
In conjunction with the December 2019 refinancing, the Company redeemed, in full, the previously outstanding $1,659.0 million aggregate Term Loan due 2022, its $450.0 million Senior Notes due 2023 and $425.0 million senior PIK (“paid in kind”) toggle notes due 2021. In total, we wrote off $13.5 million of debt issuance and discount costs and recognized $14.6 million representing premiums paid in connection with the early extinguishment of the Senior Notes. In connection with the refinancing, we also recognized an additional $2.1 million of expense related to debt issuance and discount costs. We recognized these costs within the loss on extinguishment of debt in our Consolidated Statements of Operations and Comprehensive Income (Loss). Any additional proceeds were used to fund a dividend to shareholders of $275.0 million.
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of December 31, 2021, are as follows:

(thousands of U.S. dollars)
2022	$—
2023	450
2024	—
2025	—
2026	1,763,100
Thereafter	—
Total	$1,763,550
11.Income Taxes
The geographic sources of income (loss) before income taxes were as follows:

(thousands of U.S. dollars)
Year ended December 31,	2021	2020	2019
U.S.	$5,092	$(168,943)	$(99,733)
Foreign	170,624	130,083	98,817
Income (loss) before income taxes	$175,716	$(38,860)	$(916)

Sotera Health Company
Notes to Consolidated Financial Statements
Provision (benefit) for income taxes consisted of the following:

(thousands of U.S. dollars)
Year ended December 31,	2021	2020	2019
Current
Federal U.S.	$13,915	$(10,560)	$17,954
State U.S.	3,220	166	3,662
Foreign	45,176	32,385	16,886
Total current provision	62,311	21,991	38,502
Deferred
Federal U.S.	(2,422)	(4,336)	(18,177)
State U.S.	391	(5,334)	(5,958)
Foreign	(1,685)	(13,690)	5,142
Total deferred benefit	(3,716)	(23,360)	(18,993)
Total provision (benefit) for income taxes	$58,595	$(1,369)	$19,509
The provision (benefit) for income taxes is reconciled with the U.S. federal statutory rate as follows:

(thousands of U.S. dollars)
Year ended December 31,	2021	2020	2019
Provision (benefit) computed at federal statutory rate	$36,872	$(8,181)	$(192)
Increase (decrease) in taxes as a result of:
State taxes, net of federal benefit	1,013	(5,876)	(2,681)
Valuation allowance	8,455	19,170	5,147
Global intangible low-tax income (“GILTI”)	2,103	2,577	10,349
Nondeductible share-based compensation	1,512	2,046	3,545
Foreign tax rate	8,005	6,405	5,550
Impact of rate changes on deferred tax balances	2,612	(1,906)	(559)
Tax holiday	(706)	(616)	(571)
Audit settlement	276	47	879
Impact of CARES Act and final 951A regulations	—	(16,720)	—
Tax credits	(248)	(1,965)	—
Other	(1,299)	3,650	(1,958)
Total provision (benefit) for income taxes	$58,595	$(1,369)	$19,509

Sotera Health Company
Notes to Consolidated Financial Statements
The components of the tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

(thousands of U.S. dollars)
As of December 31,	2021	2020
Net operating loss carryforwards	$11,262	$15,076
Net capital loss carryforwards	4,128	4,112
Reserves and accruals	14,968	15,832
Employee benefits and compensation	5,145	13,094
Unrealized foreign currency exchange	2,320	242
Asset retirement obligations	9,949	10,666
Lease liability	11,107	12,446
Disallowed interest carryforward	76,386	68,045
Other	4,779	5,344
Deferred tax assets before valuation allowance	140,044	144,857
Valuation allowance	(52,080)	(43,765)
Net deferred tax assets	87,964	101,092

Depreciation and amortization	(214,884)	(214,484)
Other	(1,696)	—
Total deferred tax liabilities	(216,580)	(214,484)
Net deferred tax liabilities	$(128,616)	$(113,392)
Noncurrent net deferred tax assets	$5,885	$8,424
Noncurrent net deferred tax liabilities	(134,501)	(121,816)
Noncurrent net deferred tax liabilities	$(128,616)	$(113,392)
At December 31, 2021 and 2020, the Company had available state net operating loss carryforwards of $46.4 million and $42.7 million, respectively, of which $2.8 million have no expiration date, and foreign net operating loss carryforwards of approximately $31.6 million and $50.9 million, respectively, the majority of which have no expiration date. At December 31, 2021 and 2020, a valuation allowance was established against foreign net operating loss carryforwards for $3.2 million and $2.6 million, respectively. Based on management’s assessment, it is not more likely than not that these deferred tax assets will be realized through future taxable income.
At December 31, 2021 and 2020, no deferred tax liability has been recorded for repatriation of earnings for purposes of the Company’s consolidated financial statements as these earnings are deemed to be indefinitely reinvested. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.
As of December 31, 2021 and 2020, the gross reserve for uncertain tax positions, excluding accrued interest and penalties, was less than $1.0 million, respectively, as noted in the following reconciliation.
The Company’s unrecognized income tax benefits were as follows:

(thousands of U.S. dollars)
For the period from January 1 – December 31,	2021	2020
Gross unrecognized tax benefits, beginning of year	$300	$300
Additions related to current year	116	—
Settlements	(300)	—
Gross unrecognized tax benefits, end of period	$116	$300

Sotera Health Company
Notes to Consolidated Financial Statements
The Company recognizes interest and penalties as part of the provision for income taxes. For the years ended December 31, 2021, 2020 and 2019 interest and penalties related to uncertain income tax positions that were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) were not material.
The Company, which represents all of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations before 2015, and non-U.S. income tax examinations by tax authorities for years before 2011. Tax years through December 31, 2018 have been audited by the Internal Revenue Service (“IRS”) and are effectively closed for U.S. federal income tax purposes and no other fiscal years are currently under audit. For Nordion’s Canadian tax, all tax years through October 31, 2016 have been closed through audit or statute, and no other fiscal years are currently under audit.
A portion of the Company’s foreign operations benefit from a tax holiday, which is set to expire in 2026. This tax holiday may be terminated early if certain conditions are not met. The tax benefit attributable to this holiday was $0.7 million and $0.6 million for the fiscal years ended December 31, 2021 and 2020, respectively.
12.Employee Benefits
Employee Retirement Benefits in the U.S.
We have a defined-contribution retirement plan that covers all U.S. employees upon date of hire. Contributions are directed by each participant into various investment options. Under this plan, we match participants’ contributions based on plan provisions. The Company’s contributions, which are expensed as incurred, were $4.3 million, $4.2 million, and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are recorded in the same line as the respective employee’s wages. Administrative expenses related to the plan are paid by the Company and are not material.
Employee Retirement Benefits Outside the U.S.
The Company participates in qualified supplemental retirement and savings plans in various countries outside the U.S. where we operate. Under these defined-contribution plans, funding and costs are generally based upon a predetermined percentage of employee compensation. The Company’s contributions, which are expensed as incurred and recorded in the same line as the respective employee’s wages, were $1.4 million, $1.2 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Defined Benefit Pension Plans
The Company also sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined Benefit Pension Plan
The interest cost, expected return on plan assets, and amortization of net actuarial loss are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic benefit cost for the defined benefit pension plans were as follows:

Year ended December 31,
(thousands of U.S. dollars)	2021	2020	2019
Service cost	$1,204	$1,104	$1,147
Interest cost	6,516	8,034	8,521
Expected return on plan assets	(14,370)	(14,407)	(13,218)
Amortization of net actuarial loss	1,079	791	—
Net periodic benefit	$(5,571)	$(4,478)	$(3,550)

Sotera Health Company
Notes to Consolidated Financial Statements
The following weighted average assumptions were used in the determination of the projected benefit obligation and the net periodic benefit:

Year ended December 31,	2021	2020
Projected benefit obligation
Discount rate	3.01%	2.53%
Rate of compensation increase	3.00%	3.00%
Periodic benefit
Discount rate	2.53%	3.07%
Expected return on plan assets	5.00%	5.50%
Rate of compensation increase	3.00%	3.00%
The changes in the projected benefit obligation, fair value of plan assets, and the funded status of the plans are as follows:

(thousands of U.S. dollars)
As of December 31,	2021	2020
Change in projected benefit obligation:
Projected benefit obligation, as of beginning of the year	$323,515	$294,275
Service cost	1,382	1,286
Interest cost	6,516	8,034
Benefits paid	(12,330)	(10,729)
Actuarial (gain) loss	(23,831)	23,155
Foreign currency exchange rate changes	1,460	7,494

Projected benefit obligation, end of year	$296,712	$323,515

Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the year	$288,539	$275,248
Actual return on plan assets	24,251	16,834
Benefits paid	(12,330)	(10,729)
Employer contributions	733	697
Employee contributions	178	182
Foreign currency exchange rate changes	819	6,307

Fair value of plan assets, end of year	$302,190	$288,539

Funded (underfunded) status at end of year	$5,478	$(34,976)

Accumulated benefit obligation, end of year	$291,818	$317,141
All defined benefit pension plans are funded as of December 31, 2021 while they were underfunded at December 31, 2020.
The funded status, measured as the difference between the fair value of the plan assets and the projected benefit obligation, are included in “Post-retirement asset” for over funded plans and “Post-retirement obligations” for underfunded plans in the Consolidated Balance Sheets.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of the funded status to amounts recognized in the consolidated balance sheets is as follows:

(thousands of U.S. dollars)
As of December 31,	2021	2020
Projected benefit obligation	$296,712	$323,515
Fair value of plan assets	302,190	288,539
Plan assets greater than (less than) projected benefit obligation	5,478	(34,976)
Unrecognized net actuarial loss	23,779	57,932
Net amount recognized at year end	$29,257	$22,956
Noncurrent assets (liabilities)	$5,478	$(34,976)
Accumulated other comprehensive (income) loss	23,779	57,932
Net amount recognized at year end	$29,257	$22,956
The following table illustrates the amounts in accumulated other comprehensive (income) loss that have not yet been recognized as components of pension expense:

(thousands of U.S. dollars)
As of December 31,	2021	2020
Net actuarial loss	$23,779	$57,932
Deferred income taxes	(6,025)	(14,603)
Accumulated other comprehensive loss – net of tax	$17,754	$43,329
We do not expect to reclassify any of the net actuarial loss in accumulated other comprehensive income to net periodic pension cost in the next twelve months.
The weighted average asset allocation of the Company’s pension plans was as follows:

Asset Category	Target	2021	2020
Cash	0.0%	0.9%	1.3%
Fixed income	46.0%	46.6%	42.0%
Equities	35.0%	34.2%	37.1%
Real assets and alternatives	19.0%	18.3%	19.6%
Total	100.0%	100.0%	100.0%
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

As of December 31, 2021
(thousands of U.S. dollars)	Level 1	Level 2	Total
Cash and cash equivalents	$2,660	$—	$2,660
Fixed income securities	—	140,842	140,842
Equity securities	—	103,506	103,506
Real assets and alternatives	—	55,182	55,182
Total	$2,660	$299,530	$302,190

As of December 31, 2020	Level 1	Level 2	Total
Cash and cash equivalents	$3,751	$—	$3,751
Fixed income securities	—	121,186	121,186
Equity securities	—	107,048	107,048
Hedge funds	—	56,554	56,554
Total	$3,751	$284,788	$288,539
Expected future benefit payments from plan assets are as follows:

Year ended December 31
(thousands of U.S. dollars)
2022	$14,108
2023	14,470
2024	14,852
2025	15,137
2026	15,410
2027 - 2031	79,963
$153,940
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

(thousands of U.S. dollars)
Year Ended December 31,	2021	2020	2019
Service cost	$28	$29	$30
Interest cost	268	324	372
Amortization of net actuarial (gain) loss	(34)	7	123
Net periodic benefit cost	$262	$360	$525

Sotera Health Company
Notes to Consolidated Financial Statements
The weighted average assumptions used to determine the projected benefit obligation and net periodic pension cost for these plans were as follows:

Year Ended December 31,	2021	2020
Projected benefit obligation:
Discount rate	3.01%	2.53%
Rate of compensation increase	3.00%	3.00%
Initial health care cost trend rate	7.00%	7.00%
Ultimate health care cost trend rate	4.00%	4.00%
Years until ultimate trend rate is reached	11	12
Benefit cost:
Discount rate	2.53%	3.13%
Rate of compensation increase	3.00%	3.00%
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have had the following impact on our consolidated financial statements in 2021:

(thousands of U.S. dollars)	1% Increase	1% Decrease
Change in net periodic benefit cost	$22	$(22)
Change in projected benefit obligation	820	(681)
The changes in the projected benefit obligation and the funded status of the other post-retirement plans were as follows:

(thousands of U.S. dollars)
As of December 31,	2021	2020
Change in projected benefit obligation:
Projected benefit obligation	$13,684	$12,621
Service cost	28	29
Interest cost	268	324
Benefits paid	(922)	(720)
Actuarial loss	(1,389)	931
Curtailments	203	188
Foreign currency exchange rate changes	70	311

Projected benefit obligation, end of year	$11,942	$13,684

Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the year	$437	$381
Benefits paid	(181)	(166)
Employer contributions	221	212
Employee contributions	—	—
Foreign currency exchange rate changes	1	10

Fair value of plan assets, end of year	$478	$437

Underfunded status at end of year	$(11,464)	$(13,247)

Accumulated benefit obligation, end of year	$11,900	$13,600
All other post-retirement benefit pension plans are underfunded as of December 31, 2021 and 2020.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of the funded status to the net plan liabilities recognized in the Consolidated Balance Sheets is as follows:

(thousands of U.S. dollars)
As of December 31,	2021	2020
Projected benefit obligation	$(11,942)	$(13,684)
Fair value of plan assets	478	437
Plan assets less than projected benefit obligation	(11,464)	(13,247)
Unrecognized actuarial gains (losses)	(245)	1,088
Net amount recognized at year end	$(11,709)	$(12,159)
Noncurrent liabilities	$(11,464)	$(13,247)
Accumulative other comprehensive income (loss)	(245)	1,088
Net amount recognized at year end	$(11,709)	$(12,159)
The other benefit plan liabilities are presented on the Consolidated Balance Sheets as post retirement obligations.
The following table illustrates the amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of other benefit plan expense:

(thousands of U.S. dollars)
As of December 31,	2021	2020
Net actuarial income (loss)	$(245)	$1,088
Deferred income taxes	72	(274)
Accumulated other comprehensive income (loss) – net of tax	$(173)	$814
Based on the actuarial assumptions used to develop the Company’s benefit obligations as of December 31, 2021, the following benefit payments are expected to be made to plan participants:

(thousands of U.S. dollars)
Years ended December 31
2022	$756
2023	655
2024	595
2025	590
2026	591
2027 - 2031	2,764
Total	$5,951
We currently expect funding requirements of approximately $3.1 million in each of the next five years to fund the regulatory solvency deficit, as defined by Canadian federal regulation, which require solvency testing on defined benefit pension plans.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of December 31, 2021 and 2020, we had letters of credit outstanding relating to the defined benefit plans totaling $46.2 million and $41.3 million, respectively. The deficit has risen due to falling real interest rates where the pension liabilities increased more than the increase in the value of pension assets. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.

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
Changes in our accumulated other comprehensive income (loss) balances, net of tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Swaps		Total
Beginning balance – January 1, 2019	$(14,987)		$(94,970)	$—		$(109,957)
Other comprehensive income (loss) before reclassifications	(12,104)		27,517	179		15,592
Amounts reclassified from accumulated other comprehensive income (loss)	(22)	(a)	—	—		(22)
Net current-period other comprehensive income (loss)	(12,126)		27,517	179		15,570
Ending balance – December 31, 2019	$(27,113)		$(67,453)	$179		$(94,387)

Beginning balance – January 1, 2020	$(27,113)		$(67,453)	$179		$(94,387)
Other comprehensive income (loss) before reclassifications	(17,828)		17,754	(5,234)		(5,308)
Amounts reclassified from accumulated other comprehensive income (loss)	798	(a)	—	5,055	(b)	5,853
Net current-period other comprehensive income (loss)	(17,030)		17,754	(179)		545
Ending balance – December 31, 2020	$(44,143)		$(49,699)	$—		$(93,842)

Beginning balance – January 1, 2021	$(44,143)		$(49,699)	$—		$(93,842)
Other comprehensive income (loss) before reclassifications	25,517		(16,690)	404		9,231
Amounts reclassified from accumulated other comprehensive income (loss)	1,045	(a)	—	—		1,045
Net current-period other comprehensive income (loss)	26,562		(16,690)	404		10,276
Ending balance – December 31, 2021	$(17,581)		$(66,389)	$404		$(83,566)
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
15.Stockholders’ Equity
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
In addition, we entered into agreements with certain executive officers to repurchase shares of our common stock beneficially owned by them in private transactions at a purchase price per share equal to the initial public offering price per share of our common stock less the underwriting discounts and commissions payable thereon. The total number of shares repurchased from certain executive officers in the fourth quarter of 2020 was 1,568,445.
On March 22, 2021, we closed an underwritten secondary offering of our common stock, at a price to the public of $27.00 per share, in which all 25,000,000 shares were offered by selling stockholders, including Warburg Pincus and GTCR, as well as certain current and former members of our management. In addition, the selling stockholders granted the underwriters a 30-day option to purchase up to an additional 3,750,000 shares of common stock. The Company did not offer any shares in the offering and did not receive any of the proceeds from the offering.

Sotera Health Company
Notes to Consolidated Financial Statements
16.Share-Based Compensation
Pre-IPO Awards
Prior to our IPO, the Company’s equity-based awards issued to service providers (including directors and employees) included partnership interests in Topco Parent (Class B-1, B-2 or C Units) which vested based on either time or the achievement of certain performance and market conditions (the “pre-IPO awards”). These equity-based awards represented an interest in our former parent and were granted in respect of services provided to the Company and its subsidiaries. In connection with the IPO, our former parent made in-kind distributions of shares of our common stock to its limited partners as described in Note 15, “Stockholders' Equity”. In connection with this distribution, each recipient of pre-IPO awards was required to execute a restricted stock agreement and acknowledgment which provided that any common stock distributed in respect of any unvested awards shall be subject to the same vesting and forfeiture restrictions that applied to any unvested pre-IPO awards. At the time of the IPO, there were fewer than 60 individuals who received shares in the in-kind distribution and while this represented a modification to the existing awards, there was no change in compensation expense associated with these awards since the fair value of the distributed shares immediately before and after the distribution was the same. Following the distribution, our former parent entered into dissolution and was dissolved in the State of Delaware.
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
Restricted stock distributed in respect of pre-IPO Class B-2 Units (which were considered performance vesting units) are scheduled to vest only upon satisfaction of certain thresholds. These units generally vest as of the first date on which (i) our Sponsors have received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Topco Parent and (ii) the Sponsors’ internal rate of return exceeds twenty percent, subject to such grantee’s continued services through such date. Included in share-based compensation expense for the year ended December 31, 2020 was $4.9 million attributed to these awards as related performance conditions were considered probable of achievement and the implied service condition was met. In the event of a change in control of the Company, any outstanding shares of our common stock distributed in respect of Class B-2 Units that remain unvested immediately following the consummation of such a change in control of the Company shall be immediately canceled and forfeited without compensation.
Pre-IPO Class C Units were issued in June 2016, they were considered performance and time vesting units, and were accounted for as liability awards. In the third quarter of 2019, all pre-IPO Class C Units vested and $10 million of share-based compensation expense was recognized and paid in cash accordance with the terms for redemption.

We recognized $2.6 million of share-based compensation expense related to pre-IPO Class B-1 Units, $9.7 million ($4.9 million related to pre-IPO Class B-2 Units and $4.8 million related to pre-IPO Class B-1 Units) and $16.9 million ($10 million related to pre-IPO Class C Units and $6.9 million related to pre-IPO Class B-1 Units) for the years ended December 31, 2021, 2020 and 2019, respectively.
The assumptions used to calculate the fair value of the pre-IPO awards were as follows:

	2021	(a)	2020	2019
Risk-free interest rate	N/A		1.6%	2.7%
Expected volatility	N/A		50%	49%
Expected dividends	N/A		None	None
Expected time until exercise (years)	N/A		0.6	1.5
(a)N/A - not applicable. These awards are no longer being issued after the IPO in November 2020.

Sotera Health Company
Notes to Consolidated Financial Statements
A summary of the activity for the years ended December 31, 2021, 2020 and 2019 related to the restricted stock distributed to the Company service providers in respect of the pre-IPO awards (Class B-1, B-2 and C Units) is presented below:

	Restricted Stock - Pre-IPO B-1	Restricted Stock - Pre-IPO B-2	Pre-IPO C Units
At January 1, 2019	32,184,134	16,501,827	4
Granted	3,387,500	987,500	—
Forfeited	(4,028,843)	(2,478,071)	—
Vested	(17,092,528)	—	(4)
At December 31, 2019	14,450,263	15,011,256	—
Granted	11,450,000		—
Forfeited	(84,390)	(407,381)	—
Vested	(11,049,597)	—	—
At IPO November 20, 2020	14,766,276	14,603,875	—
Converted at IPO (1)	2,309,348	3,497,138	—
Forfeited	—	(1,173,805)	—
Vested	(108,109)	—	—
At December 31, 2020	2,201,239	2,323,333	—
Forfeited	(72,467)	(299,374)	—
Vested	(922,683)	—	—
At December 31, 2021	1,206,089	2,023,959	—
(1) Holders of pre-IPO awards received a distribution of shares of the Company as further described in Note 15, “Stockholders' Equity”. Thus, the pre-IPO B-1 Units represented 2,309,348 shares of the Company at IPO and the B-2 Units represented 3,497,138 shares of the Company at IPO.
The following table provides a summary of the weighted average unit grant date fair value, weighted average remaining contractual term, total compensation cost and unrecognized compensation cost for the pre-IPO awards:

December 31, 2021	Restricted Stock - Pre-IPO B-1	Restricted Stock - Pre-IPO B-2	All Awards
(dollars in millions, except per award values)
Weighted average grant date fair value per unit of unvested units(a)	$4.99	$1.34	$2.70
Weighted average remaining contractual term	3.1 years	N/A	N/A
Total compensation cost recognized during 2021	$2.6	$—	$2.6
Unrecognized compensation expense at December 31, 2021	$6.6	$—	$6.6
(a)Due to the in-kind distribution of shares of our common stock in connection with our IPO described above, the weighted average grant date fair value per unit is not comparable to the IPO share price.
N/A – not applicable
2020 Omnibus Incentive Plan
We maintain a long-term incentive plan (the “2020 Omnibus Incentive Plan” or the “2020 Plan”) that allows for grants of incentive stock options to employees (including employees of any of our subsidiaries), nonstatutory stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other cash-based, equity-based or equity-related awards to employees, directors, and consultants, including employees or consultants of our subsidiaries. The maximum number of shares of our common stock that may be issued under the 2020 Plan is 27.9 million. At December 31, 2021, 24.7 million shares are available for future issuance. The Company plans to issue shares available under the 2020 Plan or shares from treasury to satisfy requirements of awards paid with shares.

Sotera Health Company
Notes to Consolidated Financial Statements
We recognize share-based compensation expense at grant date fair value over the requisite service period (typically four years on a straight-line basis) in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses”. We recognized $11.3 million ($5.1 million for stock options and $6.2 million for RSUs) and $1.2 million ($0.5 million for stock options and $0.7 million for RSUs) of share-based compensation expense for these awards for the years ending December 31, 2021 and 2020, respectively.
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
Weighted-average grant-date fair values of stock options and the assumptions used in estimating the fair values are as follows:

For the year ended December 31,	2021	2020
Weighted average grant date fair value per share	$9.08	$8.54
Expected term (years)	6.3 years	6.3 years
Risk-free interest rate	1.2%	0.5%
Expected volatility	37.5%	37.5%
Stock options have a four-year vesting period, an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (millions of U.S. dollars)
Outstanding at the beginning of the year	2,389,258	$23.00
Granted	82,208	23.65
Forfeited	(48,200)	23.06
Exercised	(10)	23.57
Outstanding at the end of the year	2,423,256	$23.02	8.9 years	$1.3
Exercisable at the end of the year	586,110	$23.00	8.9 years	$0.3
Unvested at the end of the year	1,837,146	$23.03	8.9 years	$1.0
At December 31, 2021 the total unrecognized compensation expense related to stock options expected to be recognized over the weighted-average period of approximately 2.9 years is $15.1 million. The total fair value of stock options vested during the year ended December 31, 2021 was $5.0 million.

Sotera Health Company
Notes to Consolidated Financial Statements
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on the closing stock price on the date of grant. The following table summarizes our unvested RSUs activity:

	Number of Shares	Weighted-average Grant Date Fair Value
Unvested at the beginning of the year	771,276	$23.00
Granted	120,422	24.02
Forfeited	(29,071)	23.05
Vested	(222,505)	22.89
Unvested at the end of the year	640,122	$23.19
As of December 31, 2021, total unrecognized compensation expense related to RSUs expected to be recognized over the weighted-average period of approximately 2.8 years is $13.1 million.
17.Earnings (Loss) Per Share
Basic earnings per share represents the amount of income (loss) attributable to each common share outstanding. Diluted earnings per share represents the amount of income (loss) attributable to each common share outstanding adjusted for the effects of potentially dilutive common shares. Potentially dilutive common shares include stock options and other stock-based awards. In the periods where the effect would be antidilutive, potentially dilutive common shares are excluded from the calculation of diluted earnings per share.
On November 18, 2020, the Company effected a forward stock split to reclassify all 3,000 shares of its common stock outstanding as 232,400,200 shares. The loss per share data for the year ended December 31, 2019 is presented below giving effect to the stock split.
Our basic and diluted earnings per Common Share are calculated as follows:

	Year Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	December 31, 2021	December 31, 2020	December 31, 2019
Earnings (loss):
Net income (loss)	$117,121	$(37,491)	$(20,425)
Less: Net income attributable to noncontrolling interests	239	1,126	425
Less: Allocation to participating securities	1,524	—	—
Net income (loss) attributable to Sotera Health Company common stockholders	$115,358	$(38,617)	$(20,850)
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	279,228	237,696	232,400
Dilutive effect of potential common shares	154	—	—
Weighted-average common shares outstanding - diluted	279,382	237,696	232,400
Earnings (loss) per Common Share:
Net income (loss) per common share attributable to Sotera Health Company common shareholders - basic	$0.41	$(0.16)	$(0.09)
Net income (loss) per common share attributable to Sotera Health Company common shareholders - diluted	0.41	(0.16)	(0.09)

Sotera Health Company
Notes to Consolidated Financial Statements
Diluted earnings per shares does not consider the following potential common shares as the effect would be anti-dilutive:

	Year Ended
in thousands of share amounts	December 31, 2021	December 31, 2020	December 31, 2019
Stock options	2,403	2,201	N/A
RSUs	4	771	N/A
Total anti-dilutive securities	2,407	2,972	N/A
N/A - For the year ended December 31, 2019, there were no potentially dilutive common shares outstanding.
18.Leases
We lease certain facilities and equipment under various non-cancelable leases. Most of our real property leases provide for renewal periods and rent escalations and stipulate that we pay taxes, maintenance, and certain other operating expenses applicable to the leased premises.
The components of lease expense were as follows:

	Year Ended
(thousands of U.S. dollars)	December 31, 2021	December 31, 2020
Operating lease costs (a)	$15,433	$14,403
Finance lease costs:
Amortization of right of use assets	3,018	2,617
Interest on lease liabilities	2,506	1,967
Total finance lease costs	5,524	4,584
Total lease costs	$20,957	$18,987
(a)Includes $0.9 million and $1.0 million of short-term lease costs in the year ended December 31, 2021 and 2020, respectively.
Lease terms and discount rates were as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Weighted average remaining lease term:
Operating leases	6.3 years	6.5 years
Finance leases	15.6 years	16.0 years
Weighted average discount rate:
Operating leases	6.09%	6.10%
Finance leases	5.91%	6.05%
Supplemental cash flow information related to leases was as follows:

	Year Ended
(thousands of U.S. dollars)	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$12,494	$12,732
Operating cash flow for finance leases	2,042	2,118
Finance cash flows for finance leases	901	1,498

Sotera Health Company
Notes to Consolidated Financial Statements
Maturities of lease liabilities as of December 31, 2021 are as follows:

(thousands of U.S. dollars)	Operating Leases	Finance Leases	Total
2022	$11,461	$3,433	$14,894
2023	9,503	3,738	13,241
2024	6,686	3,793	10,479
2025	4,865	3,840	8,705
2026	4,522	3,737	8,259
2027 and Thereafter	14,401	45,318	59,719
Total lease payments	51,438	63,859	115,297
Less imputed interest	(9,132)	(21,822)	(30,954)
Total lease liabilities	$42,306	$42,037	$84,343
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
Each year, we review decommissioning costs and consider changes in marketplace rates. The following table describes changes to our ARO liability during the years presented:

(thousands of U.S. dollars)
For the Year Ended	2021	2020
ARO – beginning of period	$45,633	$45,196
Liabilities settled(a)	(5,651)	(2,200)
Changes in estimates	183	620
Accretion expense	2,252	1,997
Foreign currency exchange and other	35	20
ARO – end of period	42,452	45,633
Less current portion of ARO	619	620
Noncurrent ARO – end of period	$41,833	$45,013
(a)For the year ended December 31, 2021, includes a $5.1 million non-cash gain arising from derecognition of an ARO liability no longer attributable to Nordion pursuant to the terms of the sale of the Medical Isotopes business in 2018. As of December 31, 2021, Nordion is no longer legally responsible for future decommissioning of the medical isotope assets sold to BWXT.
We recorded depreciation expense on the ARO of $0.4 million, $0.2 million and $0.3 million, for the years ended December 31, 2021, 2020, and 2019 respectively.
We are obligated to provide financial assurance to local and state licensing authorities for possible future decommissioning costs associated with the various facilities that hold Co-60. At December 31, 2021 and 2020, $50.5 million and $49.5 million,

Sotera Health Company
Notes to Consolidated Financial Statements
respectively, of the standby letters of credit referenced above and surety bonds were outstanding in favor of the various local and state licensing authorities in the event we defaulted on our decommissioning obligation.
20.Commitments and Contingencies
We depend on a limited number of suppliers for certain of our supply and direct material costs. This includes obligations under various supply agreements in our Nordion segment for Co-60 that are enforceable and legally binding on us. As of December 31, 2021, we had minimum purchase commitments primarily with domestic and international suppliers of raw materials for the Nordion business totaling $1,687.5 million. The terms of these long-term supply or service arrangements range from 1 to 45 years. In addition, our Sterigenics segment has obligations to purchase ethylene oxide (“EO”) gas. Our contract to purchase EO gas in the U.S. requires us to purchase all of our requirements from one supplier, and our contracts to purchase EO gas outside the U.S. generally require that we purchase a specified percentage of our requirements for our operations in the countries covered by those contracts. Although our EO gas contracts generally do not contain fixed minimum purchase volumes, we estimate the amounts based on the percentage of our requirements specified in the contracts and our budgeted purchase volumes for future periods covered under the contracts to be $128.9 million as of December 31, 2021. Such volumes are expected to be utilized in the normal course of our business and are not recognized on the consolidated balance sheets as a liability.
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
Business Interruption Claim (NRU Outage)
Nordion, due to the shutdown of Atomic Energy of Canada Limited’s (“AECL”) NRU reactor in 2009, suffered a cessation of supply of radioisotopes and business interruption loss. Nordion, by Statement of Claim dated October 22, 2010, issued in Ontario Superior Court an action against an insurer, claiming $25.0 million USD in losses resulting from the shutdown of AECL’s reactor and its inability to supply radioisotopes through the specified period of approximately 15 months. The insurer objected to Nordion’s claim.
On March 30, 2020, Nordion received a favorable judgment in the amount of $25.0 million USD, plus pre-judgment interest, for a total judgment value of $39.8 million USD, or $56.4 million CAD based on exchange rates approved by the trial court. In addition, costs and disbursements were assessed and awarded by the Trial Court in favor of Nordion in the approximate amount of $1.3 million CAD ($1.0 million USD). The insurer appealed the judgment, and on September 3, 2021 the Court of Appeal ruled in favor of the insurer denying insurance coverage to Nordion, and awarding costs and disbursements (in both the Trial Court and Court of Appeal) to the insurer, assessed at $0.6 million CAD ($0.5 million USD). On October 21, 2021 Nordion filed an Application for Leave to Appeal in the Supreme Court of Canada.
Ethylene Oxide Tort Litigation
Sterigenics and other medical supply sterilization companies have been subjected to personal injury and related tort lawsuits alleging various injuries caused by low-level environmental exposure to EO emissions from sterilization facilities. Those lawsuits, as detailed further below, are individual claims, as opposed to class actions.

Sotera Health Company
Notes to Consolidated Financial Statements
Illinois
Approximately 770 plaintiffs have filed lawsuits against subsidiaries of the Company and other parties, alleging personal injuries including cancer and other diseases, or wrongful death, resulting from purported emissions and releases of EO from Sterigenics U.S., LLC’s former Willowbrook facility. Additional derivative claims are alleged on behalf of other individuals related to some of these personal injury plaintiffs. Each plaintiff seeks damages in an amount to be determined by the trier of fact. The lawsuits were consolidated for pre-trial purposes by the Cook County Circuit Court, Illinois (the “Consolidated Case”). Plaintiffs have not yet made any specific damages claims.
Fact discovery in the Consolidated Case concluded on February 1, 2022. Trials in three of the individual cases included in the Consolidated Case have been scheduled for July 18, 2022, September 12, 2022 and November 7, 2022 after which the next five individual trials are scheduled to occur consecutively, beginning on January 17, 2023. Additional 2023 trial dates are expected to be announced on July 18, 2022.
Georgia
Since August 17, 2020, approximately 300 plaintiffs have filed lawsuits against subsidiaries of the Company and other parties in the State Court of Cobb County, Georgia and the State Court of Gwinnett County, Georgia alleging that they suffered personal injuries resulting from emissions and releases of EO from Sterigenics’ Atlanta facility. Additional derivative claims are alleged on behalf of other individuals related to some of these personal injury plaintiffs. Our subsidiaries are also defendants in two lawsuits alleging that the Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. These personal injury and property devaluation plaintiffs seek various forms of relief including damages. All but two of the personal injury lawsuits pending in Cobb County have been consolidated for pretrial purposes. The Court has entered a phased case management schedule for a “pool” of ten of the consolidated cases by which threshold general causation issues will be decided in Phase 1, followed by specific causation issues in Phase 2 as to any of the pooled cases that survive Phase 1. The remaining personal injury and property devaluation cases are in various stages of pleadings and motions practice and fact discovery.
Georgia Facility Operations Litigation

In October 2019, while Sterigenics had voluntarily suspended the facility’s operations to install emissions reduction enhancements at its Atlanta facility, Cobb County, Georgia officials asserted that the facility had an incorrect “certificate of occupancy” and could not resume operations without obtaining a new certificate of occupancy after a third-party code compliance review. On March 30, 2020 Sterigenics filed suit against Cobb County, Georgia and certain of its officials for wrongfully interfering with operations of the facility. On April 1, 2020 Sterigenics won a Temporary Restraining Order prohibiting Cobb County officials from interfering with the facility’s normal operations, which relief has been extended until entry of a final judgment in the case. The parties are conducting discovery, which is scheduled to end in July 2022. A settlement conference is scheduled to be held by May 16, 2022.
New Mexico Attorney General Litigation
On December 22, 2020, the New Mexico Attorney General filed a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico against the Company and certain subsidiaries alleging that emissions of EO from Sterigenics’ sterilization facility in Santa Teresa, New Mexico have deteriorated the air quality in Santa Teresa and surrounding communities and materially contributed to increased health risks suffered by residents of those communities. The Complaint asserts claims for public nuisance, negligence, strict liability, violations of New Mexico’s Public Nuisance Statute and Unfair Practices Act and seeks various forms of relief including a temporary restraining order and preliminary injunctive relief and damages. On June 29, 2021, the Court entered an Order Granting Preliminary Injunction (the “Order”). The Order does not require closure of the facility, but prohibits Sterigenics from allowing any uncontrolled emission or release of EO from the facility. On December 20, 2021 the Court entered an order identifying a protocol to monitor Sterigenics’ compliance with the Order. A motion challenging the Court’s jurisdiction over the Company and certain other defendants has been held in abeyance until the completion of jurisdictional discovery, and all other motions to dismiss have been denied. The parties are conducting fact discovery.
*    *    *

Sotera Health Company
Notes to Consolidated Financial Statements
Our insurance for litigation related to alleged environmental liabilities, like the litigation pending in Illinois, Georgia and New Mexico described above has limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook, Illinois litigation was fully utilized by June 30, 2020. The remaining $10.0 million limit is currently being utilized for occurrences related to the EO litigation in Georgia and New Mexico described above. As of December 31, 2021, we have utilized approximately $2.2 million of the remaining $10.0 million limit. Our insurance for future alleged environmental liabilities excludes coverage for EO claims.
21.Financial Instruments and Financial Risk
Derivative Instruments
We do not use derivatives for trading or speculative purposes and are not a party to leveraged derivatives.
Derivatives Designated in Hedge Relationships
From time to time, the Company utilizes interest rate derivatives designated in hedge relationships to manage interest rate risk associated with our variable rate borrowings. These instruments are measured at fair value with changes in fair value recorded as a component of “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets. Additional information is provided in Note 1, “Significant Accounting Policies”.
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
In October 2021, we entered into two interest rate cap agreements with a combined notional amount of $1,000.0 million for a total option premium of $1.8 million. Both interest rate caps have a forward start date of December 31, 2022 and expire on July 31, 2023. These interest rate caps are designated as cash flow hedges and are designed to hedge the variability of cash flows attributable to changes in LIBOR (or its successor), the benchmark interest rate being hedged, by limiting our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 1.0%.
Derivatives Not Designated in Hedge Relationships
Additionally, from time to time, the Company enters into interest rate caps to manage economic risks associated with our variable rate borrowings that are not designated in hedge relationships. These instruments are recorded at fair value on the Consolidated Balance Sheets, with any changes in the value being recorded in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
We also entered into two additional interest rate cap agreements in February 2021 with a combined notional amount of $1,000.0 million, for a total option premium of $0.4 million. These instruments became effective September 30, 2021, and will terminate on December 31, 2022. The amended and new interest rate caps limit our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 0.5%.

Sotera Health Company
Notes to Consolidated Financial Statements
The Company also entered into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries. The foreign currency forward contracts expired on a monthly basis. The fair value of the outstanding foreign currency forward contracts was zero as of December 31, 2021 and 2020.
Embedded Derivatives
We have embedded derivatives in certain of our customer and supply contracts as a result of the currency of the contract being different from the functional currency of the parties involved. Changes in the fair value of the embedded derivatives are recognized in “Other income, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Fair Values and Volume of Activity Related to Derivative Instruments
The following table provides a summary of the notional and fair values of our derivative instruments:

	December 31, 2021				December 31, 2020
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate caps	$1,000.0	(a)	$2,322	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Interest rate caps	1,500.0		1,654	—	1,500.0	7	—
Embedded derivatives	144.4	(b)	496	—	83.3	—	670
Total	$2,644.4		$4,472	$—	$1,583.3	$7	$670
(a)$1,000.0 million notional amount of interest rate caps designated as hedging instruments have a forward start date beginning on December 31, 2022.
(b)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
Embedded derivatives assets and interest rate caps are included in “Prepaid expenses and other current assets” and “Other assets” on our Consolidated Balance Sheets, respectively. Embedded derivative liabilities are included in “Accrued liabilities” on the Consolidated Balance Sheets.
The following tables summarize the activities of our derivative instruments not designated as hedging instruments for the periods presented, and the amounts recorded in the related line item in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)
Year Ended December 31,	2021	2020	2019
Unrealized (gain) loss on interest rate derivatives recorded in interest expense, net	$(1,185)	$250	$335
Unrealized gain on embedded derivatives recorded in other income, net	(1,195)	(3,073)	(1,200)
Realized (gain) loss on foreign currency forward contracts recorded in foreign exchange loss (gain)	(1,900)	2,751	—
The following table summarizes the net gains (losses) on our cash flow hedges recognized in “Other comprehensive income (loss)” during the period and net gains (losses) reclassified from “Accumulated other comprehensive income” into income.

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)
Year Ended December 31,	2021	2020	2019
Unrealized gain (loss) on interest rate derivatives recorded in other comprehensive income	$404	$(5,234)	$179
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense, net	—	5,055	—
No gains or losses are expected to be reclassified into earnings within the next twelve months.

Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of December 31, 2021 and 2020, accounts receivable was net of an allowance for uncollectible accounts of $1.3 million and $0.7 million, respectively.
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
The following table discloses our financial assets (liabilities) measured at fair value on a recurring basis:

As of December 31, 2021		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Derivative assets - interest rate caps	$2,322	$—	$2,322	$—
Derivatives not designated as hedging instruments(b)
Derivative assets - interest rate caps	1,654	—	1,654	—
Embedded derivative assets (liabilities)	496	—	496	—
Long-Term Debt(c)
Term loan, due 2026	1,743,090	—	1,754,285	—
Other long-term debt	444	—	444	—
Finance Lease Obligations (with current portion)(d)	42,037	—	42,037	—

Sotera Health Company
Notes to Consolidated Financial Statements

As of December 31, 2020		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives not designated as hedging instruments(b)
Derivative assets - interest rate caps	$7	$—	$7	$—
Embedded derivative assets (liabilities)	(670)	—	(670)	—
Long-Term Debt(c)
Term loan, due 2026	1,728,018	—	1,772,180	—
Senior notes, due 2026	96,329	—	99,863	—
Other long-term debt	442	—	442	—
Finance Lease Obligations (with current portion)(d)	36,112	—	36,112	—
(a)Derivatives designated as hedging instruments are measured at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss). Additional information is provided in Note 1, “Significant Accounting Policies”. Interest swaps are valued using pricing models that incorporate observable market inputs including interest rate curves and yield curves.
(b)Derivatives that are not designated as hedging instruments are measured at fair value with gains or losses recognized immediately in earnings in the Consolidated Statements of Operations and Comprehensive Income (Loss). Refer also to Note 1, “Significant Accounting Policies”. Interest rate caps are valued using pricing models that incorporate observable market inputs including interest rate and yield curves. Embedded derivatives are valued using internally developed models that rely on observable market inputs including foreign currency forward curves.
(c)Carrying amounts of long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair value of these instruments is based on information provided by the agent under the Company’s senior secured credit facility. Fair value approximates carrying value for “Other long-term debt.”
(d)Refer to Note 18, “Leases”. Fair value approximates carrying value.
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
For the year ended December 31, 2021, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 15.1%, 12.7%, 11.5% and 11.1% of the total segment’s external net revenues for the year ended December 31, 2021. For the year ended December 31, 2020, three customers reported

Sotera Health Company
Notes to Consolidated Financial Statements
within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 15.4%, 13.8% and 13.3% of the total segment’s external net revenues for the year ended December 31, 2020. For the year ended December 31, 2019, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 14.1%, 12.9%, 12.7% and 10.1% of the total segment’s external net revenues for the year ended December 31, 2019.
Financial information for each of our segments is presented in the following table:

	Year Ended December 31,
(thousands of U.S. dollars)	2021	2020	2019
Segment revenues(a)
Sterigenics	$571,829	$498,773	$471,708
Nordion	140,507	114,745	116,165
Nelson Labs	219,142	204,640	190,454
Total net revenues	$931,478	$818,158	$778,327
Segment income(b)
Sterigenics	$310,470	$266,639	$244,904
Nordion	82,673	66,803	62,196
Nelson Labs	88,086	86,417	72,832
Total segment income	$481,229	$419,859	$379,932
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $34.1 million, $38.6 million and $40.9 million in revenues from sales to our Sterigenics segment for the year ended December 31, 2021, 2020 and 2019, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for all periods presented.
(b)Segment income is only provided on a net basis to the chief operating decision maker and is reported net of intersegment profits.
Corporate operating expenses for executive management, accounting, information technology, legal, human resources, treasury, corporate development, tax, purchasing, and marketing not directly incurred by a segment are allocated to the segments based on total net revenue. Corporate operating expenses that are directly incurred by a segment are reflected in each segment’s income.
Capital expenditures by segment for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(thousands of U.S. dollars)	2021	2020	2019
Sterigenics	$73,753	$42,164	$51,123
Nordion	21,292	4,655	2,034
Nelson Labs	7,117	6,688	4,100
Total capital expenditures	$102,162	$53,507	$57,257
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the chief operating decision maker.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of segment income to consolidated income (loss) before taxes is as follows:

(thousands of U.S. dollars)
Year Ended December 31,	2021	2020	2019
Segment income	$481,229	$419,859	$379,932
Less adjustments:
Interest expense, net	74,192	215,259	157,729
Depreciation and amortization(a)	150,902	143,564	146,719
Impairment of long-lived assets and intangible assets(b)	—	—	5,792
Share-based compensation(c)	13,870	10,987	16,882
Capital restructuring bonuses(d)	—	2,702	2,040
(Gain) loss on foreign currency and embedded derivatives(e)	(58)	(8,454)	2,662
Acquisition and divestiture related charges, net(f)	(6,018)	3,932	(318)
Business optimization project expenses(g)	948	2,524	4,195
Plant closure expenses(h)	2,327	2,649	1,712
Loss on extinguishment of debt(i)	20,681	44,262	30,168
Professional services relating to EO sterilization facilities(j)	45,656	36,671	11,216
Accretion of asset retirement obligations(k)	2,252	1,946	2,051
COVID-19 expenses(l)	761	2,677	—
Consolidated income (loss) before taxes	$175,716	$(38,860)	$(916)
(a)Includes depreciation of Co-60 held at gamma irradiation sites.
(b)Impairment charges related to the decision to not reopen the Willowbrook, Illinois facility in September 2019.
(c)Includes non-cash share-based compensation expense. 2019 also includes $10.0 million of one-time cash share-based compensation expense related to the pre-IPO Class C Units, which vested in the third quarter of 2019. See Note 16, “Share-Based Compensation” for further information.
(d)Represents cash bonuses for members of management relating to the IPO and the December 2019 refinancing.
(e)Represents the effects of (i) fluctuations in foreign currency exchange rates, and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(f)Represents (i) certain direct and incremental costs related to the acquisitions of RCA, the noncontrolling interests in our China subsidiaries, and BioScience Labs in 2021; Iotron in July 2020; Nelson Labs Fairfield in 2018 (including the first quarter 2021 gain on the mandatorily redeemable noncontrolling interest), and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, (iv) a $3.4 million gain recognized in the third quarter of 2021 related to the settlement of an insurance claim for Nordion, and (v) a $5.1 million non-cash gain arising from the derecognition of an ARO liability no longer attributable to Nordion pursuant to the terms of the sale of the Medical Isotopes business in 2018.
(g)Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of acquisitions, the Sotera Health rebranding, operating structure realignment and other process enhancement projects.
(h)Represents professional fees, severance and other payroll costs, and other costs including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility.
(i)Represents expenses incurred in connection with the repricing of our Term Loan in January 2021, full redemption of the First Lien Notes in August 2021, paydown of debt following the November 2020 IPO, and refinancing of our debt capital structure in December 2019, including accelerated amortization of prior debt issuance and discount costs, premiums paid in connection with early extinguishment and debt issuance and discount costs incurred for the new debt.
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

Sotera Health Company
Notes to Consolidated Financial Statements
(l)Represents non-recurring costs associated with the COVID-19 pandemic, including incremental costs to implement workplace health and safety measures. For the year ended December 31, 2020, costs also included donations to related charitable causes and special bonuses for front-line personnel working on-site during lockdown periods.
Geographic Information
Net revenues for geographic area are reported by the country’s origin of the revenues.

(thousands of U.S. dollars)
Year Ended December 31,	2021	2020	2019
United States	$527,907	$490,498	$473,958
Canada	177,875	135,938	130,469
Europe	161,810	135,720	122,606
Other	63,886	56,002	51,294
Total	$931,478	$818,158	$778,327
The ‘Other’ category above is primarily comprised of net revenues from Asian and Latin American countries that individually represent 2% or less of our total net revenues.
Long-lived assets are based on physical locations and are comprised of the net book value of property, plant, and equipment.

(thousands of U.S. dollars)
As of December 31,	2021	2020
United States	$323,528	$305,137
Europe	135,025	141,668
Canada	128,538	97,996
Other	63,706	65,013
Total	$650,797	$609,814
The ‘Other’ category above is primarily comprised of long-lived assets in Asian and Latin American countries that individually represent 5% or less of our total long-lived assets.

Sotera Health Company
Schedule II – Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charges (credits) to costs and expense	Deductions(1)	Translation Adjustments(2)	Balance at End of Period

Year Ended December 31, 2021
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$708	$1,132	$(408)	$(145)	$1,287
Deferred tax asset valuation allowance	43,765	8,455	—	(140)	52,080
Year Ended December 31, 2020
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$787	$270	$(389)	$40	$708
Deferred tax asset valuation allowance	22,962	30,667	(10,881)	1,017	43,765
Year Ended December 31, 2019
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$928	$482	$(591)	$(32)	$787
Deferred tax asset valuation allowance	16,678	6,318	—	(34)	22,962
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
Management’s Annual Report on Internal Control over Financial Reporting
The management of Sotera Health Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Control-Integrated Framework, Sotera Health Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K and is included in this Item 9A. of this Form 10-K below.
Changes in Internal Control
During the fourth quarter of 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Sotera Health Company
Opinion on Internal Control Over Financial Reporting
We have audited Sotera Health Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sotera Health Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated March 1, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Akron, Ohio
March 1, 2022

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the sections entitled "Board Composition, Nominations Process and Director Qualifications” and “Corporate Governance” that will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2021.
The following table sets forth information about our executive officers as of February 22, 2022:

Name	Age	Position

Michael B. Petras, Jr.	54	Chairman and Chief Executive Officer
Scott J. Leffler	47	Chief Financial Officer and Treasurer
Michael (Mike) P. Rutz	50	President of Sterigenics
Terrence (Terry) G. Hammons, Jr.	49	Senior Vice President, General Counsel and Secretary
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

Terrence (Terry) G. Hammons, Jr. has served as our Senior Vice President, General Counsel and Secretary since November 2021. Prior to joining Sotera Health, he was the senior vice president, general counsel and corporate secretary of Simpson Manufacturing Company Inc., a design, engineering and building materials producer, since 2019. Prior to his role at Simpson, Mr. Hammons was vice president, deputy general counsel, corporate, chief regional counsel and assistant secretary at Albemarle Corporation. Mr. Hammons holds a B.A. in English from the College of William & Mary, and a J.D from the Georgetown University Law Center.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information that will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information that will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information that will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information that will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2021.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents Filed with Report
(1)Consolidated Financial Statements
The consolidated financial statements are filed as part of this Annual Report on Form 10-K under Item 8, “Financial Statements and Supplementary Data
(2)Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019
(3)Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K	001-39729	3.1	2021-03-09

3.2	Amended and Restated Bylaws of the Registrant		10-K	001-39729	3.2	2021-03-09

4.1	Description of our Common Stock		10-K	001-39729	4.1	2021-03-09

4.2	Amended and Restated Registration Rights Agreement		10-K	001-39729	4.2	2021-03-09

10.1+	Employment Agreement by and between Sotera Health Company and Michael B. Petras, Jr., dated as of November 10, 2020		S-1/A	333-249648	10.1	2020-11-12

10.2+	Employment Agreement by and between Sotera Health Company and Scott J. Leffler, dated as of November 10, 2020		S-1/A	333-249648	10.2	2020-11-12

10.3+	Executed Employment Offer by Sotera Health Company and Terrence G. Hammons, Jr., dated as of August 20, 2021	*

10.4+	Executed Restrictive Covenants Agreement by and between Sotera Health Company and Terrence G. Hammons, Jr., dated as of November 1, 2021	*

10.5+	Sotera Health Company Supplemental Retirement Benefit Plan, effective as of January 1, 2018		S-1/A	333-249648	10.4	2020-11-12

10.6+	Sotera Health Company 2020 Omnibus Incentive Plan		S-1/A	333-249648	10.5	2020-11-12

10.7+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement		S-1/A	333-249648	10.6	2020-11-12

10.8+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Stock Option Grant Notice and Agreement		S-1/A	333-249648	10.7	2020-11-12

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.9+	Form of Indemnification Agreement entered into between the Registrant and each director and executive officer		S-1/A	333-249648	10.8	2020-11-02

10.10	Stockholders’ Agreement		10-K	001-39729	10.9	2021-03-09

10.11	Credit Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the lenders and issuing banks party thereto and Jefferies Finance LLC, as first lien administrative agent and first lien collateral agent		S-1	333-249648	10.10	2020-10-23

10.12	Guarantee Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the other guarantors party thereto and Jefferies Finance LLC, as first lien collateral agent		S-1	333-249648	10.11	2020-10-23

10.13	Collateral Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the other guarantors party thereto and Jefferies Finance LLC, as first lien collateral agent		S-1	333-249648	10.12	2020-10-23

10.14	Patent Security Agreement, dated as of December 13, 2019, between Sterigenics U.S., LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.13	2020-10-23

10.15	Trademark Security Agreement, dated as of December 13, 2019, between Sterigenics U.S., LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.14	2020-10-23

10.16	Trademark Security Agreement, dated as of December 13, 2019, between Nelson Laboratories, LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.15	2020-10-23

10.17	Trademark Security Agreement, dated as of December 13, 2019, between Sotera Health LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.16	2020-10-23

10.18	Copyright Security Agreement, dated as of December 13, 2019, among Jefferies Finance LLC and Nelson Laboratories, LLC, as collateral agent		S-1	333-249648	10.17	2020-10-23

10.19	First Lien Pari Passu Intercreditor Agreement, dated as of July 31, 2020, among Sotera Health Holdings, LLC, the Registrant, Jefferies Finance LLC as Collateral Agent and Authorized Representative, and Wilmington Trust, National Association as Additional First Lien Collateral Agent and Initial Authorized Representative		S-1	333-249648	10.25	2020-10-23

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.20	First Lien Collateral Agreement, dated as of July 31, 2020, among the Registrant, Sotera Health Holdings, LLC, the other grantors party thereto and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.26	2020-10-23

10.21	Patent Security Agreement, dated as of July 31, 2020, between Sterigenics U.S., LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.27	2020-10-23

10.22	Trademark Security Agreement, dated as of July 31, 2020, between Sotera Health Holdings LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.28	2020-10-23

10.23†	Copyright Security Agreement, dated as of July 31, 2020, between Nelson Laboratories, LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.29	2020-10-23

10.24+	Restated Supply Agreement, dated as of October 6, 2020, between Balchem Corporation and Sterigenics U.S., LLC, Sterigenics S. De R.L. De C.V., Sterigenics Costa Rica S.R.L. and Sterigenics EO Canada, Inc.		S-1/A	333-249648	10.30	2020-11-18

10.25+	Form of Restricted Stock Agreement and Acknowledgement		S-1/A	333-249648	10.31	2020-11-12

10.26+	Non-Employee Director Compensation Policy		S-1/A	333-249648	10.32	2020-11-12

10.27	Employment Agreement by and between Sotera Health LLC and Michael P. Rutz, dated as of May 21, 2020		10-K	001-39729	10.26	2021-03-09

10.28	Incremental Facility Amendment to the First Lien Credit Agreement, dated as of December 17, 2020, among Sotera Health Company, Sotera Health Holdings, LLC, the Incremental Amendment Revolving Lends party thereto, Jefferies Finance LLC, as First Lien Administrative Agent, each Issuing Bank and the Other Loan Parties		10-K	001-39729	10.27	2021-03-09

10.29	Refinancing Amendment to the First Lien Credit Agreement, dated as of January 20, 2021, among Sotera Health Company, Sotera Health Holdings, LLC, the Refinancing Lenders Party thereto, the Revolving Lenders party to the First Lien Credit Agreement and Jefferies Finance LLC, as First Lien Administrative Agent and First Lien Collateral Agent		10-K	001-39729	10.28	2021-03-09

Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.30	Revolving Facilities Amendment to the First Lien Credit Agreement, dated as of March 26, 2021, among Sotera Health Company, Sotera Health Holdings, LLC, the Refinancing Lenders Party thereto, the Revolving Lenders party to the First Lien Credit Agreement and Jefferies Finance LLC, as First Lien Administrative Agent and First Lien Collateral Agent		10-Q	001-39729	10.2	2021-05-13

10.31
Amendment to First Lien Credit Agreement, dated as of December 23, 2021 by and among Sotera Health Company, Sotera Health Holdings, LLC, and JPMorgan Chase Bank, N.A. as First Lien Administrative Agent and First Lien Collateral Agent
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
Date: March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael B. Petras, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2022
Michael B. Petras, Jr.
/s/ Scott J. Leffler	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2022
Scott J. Leffler
/s/ Ruoxi Chen	Director	March 1, 2022
Ruoxi Chen
/s/ Sean L. Cunningham	Director	March 1, 2022
Sean L. Cunningham
/s/ David A. Donnini	Director	March 1, 2022
David A. Donnini
/s/ Stephanie M. Geveda	Director	March 1, 2022
Stephanie M. Geveda
/s/ Ann R. Klee	Director	March 1, 2022
Ann R. Klee
/s/ Constantine S. Mihas	Director	March 1, 2022
Constantine S. Mihas
/s/ James C. Neary	Director	March 1, 2022
James C. Neary
/s/ Vincent K. Petrella	Director	March 1, 2022
Vincent K. Petrella
/s/ David E. Wheadon	Director	March 1, 2022
David E. Wheadon