Form 10-Q
period 2022-03-31
Sotera Health Co
filed 2022-05-05
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of April 28, 2022, there were 282,817,234 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

You should carefully consider the above factors, as well as the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under Part II, Item 1A, “Risk Factors,” as well as Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”). If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
Unless expressly indicated or the context requires otherwise, the terms “Sotera Health,” “Company,” “we,” “us,” and “our” in this document refer to Sotera Health Company, a Delaware corporation, and, where appropriate, its subsidiaries on a consolidated basis.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands)

	As of
	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$121,440	$106,917
Restricted cash short-term	6	7
Accounts receivable, net of allowance for uncollectible accounts of $1,458 and $1,287, respectively	114,763	108,183
Inventories, net	45,701	54,288
Prepaid expenses and other current assets	83,956	71,923
Income taxes receivable	5,694	4,643
Total current assets	371,560	345,961
Property, plant, and equipment, net	669,161	650,797
Operating lease assets	36,984	39,946
Deferred income taxes	5,769	5,885
Investment in unconsolidated affiliate	9,550	9,405
Post-retirement asset	7,285	5,478
Other assets	27,488	12,866
Other intangible assets, net	582,144	598,844
Goodwill	1,125,828	1,120,320
Total assets	$2,835,769	$2,789,502
Liabilities and equity
Current liabilities:
Accounts payable	$55,221	$72,868
Accrued liabilities	60,459	61,861
Deferred revenue	12,928	8,669
Current portion of finance lease obligations	1,342	1,160
Current portion of operating lease obligations	8,906	9,289
Current portion of asset retirement obligations	627	619
Income taxes payable	4,368	6,695
Total current liabilities	143,851	161,161
Long-term debt, less current portion	1,744,541	1,743,534
Finance lease obligations, less current portion	40,014	40,877
Operating lease obligations, less current portion	31,065	33,017
Noncurrent asset retirement obligations	42,995	41,833
Deferred lease income	20,916	20,745
Post-retirement obligations	11,608	11,464
Noncurrent liabilities	16,188	16,274
Deferred income taxes	142,461	134,501
Total liabilities	2,193,639	2,203,406
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at March 31, 2022 and December 31, 2021, respectively	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 authorized; no shares issued at March 31, 2022 and December 31, 2021, respectively	—	—
Treasury stock, at cost (3,107 and 3,052 shares at March 31, 2022 and December 31, 2021, respectively)	(33,536)	(33,545)
Additional paid-in capital	1,177,097	1,172,593
Retained deficit	(441,605)	(472,246)
Accumulated other comprehensive loss	(62,686)	(83,566)
Total equity attributable to Sotera Health Company	642,130	586,096
Noncontrolling interests	—	—
Total equity	642,130	586,096
Total liabilities and equity	$2,835,769	$2,789,502
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Revenues:
Service	$206,218	$188,698
Product	30,536	23,450
Total net revenues	236,754	212,148
Cost of revenues:
Service	94,576	85,036
Product	13,303	11,740
Total cost of revenues	107,879	96,776
Gross profit	128,875	115,372
Operating expenses:
Selling, general and administrative expenses	59,542	52,465
Amortization of intangible assets	15,841	16,543
Total operating expenses	75,383	69,008
Operating income	53,492	46,364
Interest expense, net	10,404	21,282
Loss on extinguishment of debt	—	14,312
Foreign exchange loss	788	578
Other income, net	(2,967)	(3,890)
Income before income taxes	45,267	14,082
Provision for income taxes	14,626	3,017
Net income	30,641	11,065
Less: Net income attributable to noncontrolling interests	—	223
Net income attributable to Sotera Health Company	30,641	10,842
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $(92) and $(84), respectively)	(274)	(249)
Interest rate derivatives (net of taxes of $2,109 and $0, respectively)	6,179	—
Foreign currency translation	14,975	(3,086)
Comprehensive income	51,521	7,730
Less: comprehensive income attributable to noncontrolling interests	—	208
Comprehensive income attributable to Sotera Health Company	$51,521	$7,522
Earnings per share:
Basic	$0.11	$0.04
Diluted	0.11	0.04
Weighted average number of shares outstanding:
Basic	279,829	278,827
Diluted	279,908	278,968
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Operating activities:
Net income	$30,641	$11,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,867	15,379
Amortization of intangible assets	20,182	22,282
Loss on extinguishment of debt	—	14,312
Deferred income taxes	5,633	(3,637)
Share-based compensation expense	4,538	3,449
Accretion of asset retirement obligations	520	551
Unrealized foreign exchange losses	2,430	2,354
Unrealized gain on derivatives not designated as hedging instruments	(7,364)	(853)
Amortization of debt issuance costs	1,414	1,663
Other	(1,989)	(2,843)
Changes in operating assets and liabilities:
Accounts receivable	(6,387)	(4,134)
Inventories	9,323	1,099
Other current assets	(8,934)	(2,324)
Accounts payable	(12,742)	6,625
Accrued liabilities	2,479	(5,542)
Income taxes payable / receivable	(5,222)	(4,518)
Other liabilities	(81)	1,513
Other long-term assets	(341)	(282)
Net cash provided by operating activities	49,967	56,159
Investing activities:
Purchases of property, plant and equipment	(35,546)	(20,942)
Purchase of mandatorily redeemable noncontrolling interest in Nelson Laboratories Fairfield, Inc.	—	(12,425)
Purchase of BioScience Laboratories, LLC, net of cash acquired	—	(13,152)
Adjustment to purchase of Regulatory Compliance Associates Inc.	63	—
Net cash used in investing activities	(35,483)	(46,519)
Financing activities:
Payments of debt issuance costs	(31)	(3,435)
Other financing activities	(418)	(348)
Net cash used in financing activities	(449)	(3,783)
Effect of exchange rate changes on cash and cash equivalents	487	(295)
Net increase in cash and cash equivalents, including restricted cash	14,522	5,562
Cash and cash equivalents, including restricted cash, at beginning of period	106,924	102,454
Cash and cash equivalents, including restricted cash, at end of period	$121,446	$108,016
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15,809	$19,745
Cash paid during the period for income taxes, net of tax refunds received	13,505	11,561
Equipment purchases included in accounts payable	9,508	7,389
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at December 31, 2020	283,248	$2,860	$(34,000)	$1,166,412	$(589,128)	$(93,842)	$2,272	$454,574
Share-based compensation plans	(348)	—	—	3,440	—	—	—	3,440
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(249)	—	(249)
Foreign currency translation	—	—	—	—	—	(3,071)	(15)	(3,086)
Interest rate derivatives, net of tax	—	—	—	—	—	—	—	—
Net income	—	—	—	—	10,842	—	223	11,065
Balance at March 31, 2021	282,900	$2,860	$(34,000)	$1,169,852	$(578,286)	$(97,162)	$2,480	$465,744

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at December 31, 2021	282,985	$2,860	$(33,545)	$1,172,593	$(472,246)	$(83,566)	$—	$586,096
Share-based compensation plans	(55)	—	9	4,504	—	—	—	4,513
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(274)	—	(274)
Foreign currency translation	—	—	—	—	—	14,975	—	14,975
Interest rate derivatives, net of tax	—	—	—	—	—	6,179	—	6,179
Net income	—	—	—	—	30,641	—	—	30,641
Balance at March 31, 2022	282,930	$2,860	$(33,536)	$1,177,097	$(441,605)	$(62,686)	$—	$642,130
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
Noncontrolling interests represented the noncontrolling stockholders’ proportionate share of the total equity in the Company’s consolidated subsidiaries. In the second quarter of 2021, we purchased the outstanding noncontrolling interests of 15% and 33% in our two China subsidiaries. Refer to Note 4, “Acquisitions” for additional details. Prior to our acquisition of the noncontrolling interests in our two subsidiaries in China, we consolidated the results of operations of these subsidiaries with our results of operations and reflected the noncontrolling interests on our Consolidated Statements of Operations and Comprehensive Income as “Net income attributable to noncontrolling interests.”
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
Interim Financial Statements – The accompanying consolidated financial statements include the assets, liabilities, operating results, and cash flows of the Company and its wholly owned subsidiaries. These financial statements are prepared in accordance with U.S. GAAP for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes on Form 10-K for the year ended December 31, 2021.
2.Recent Accounting Standards
Adoption of Accounting Standard Updates
Effective January 1, 2022, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”): Measurement of Credit Losses on Financial Instruments, and the subsequently issued additional guidance that modified ASU 2016-13 which was originally issued by the Financial Accounting Standards Board (“FASB”) in June 2016. The standard requires an entity to change its accounting approach in determining impairment of certain financial instruments, including trade receivables, from an “incurred loss” to a “current expected credit loss” model. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.

Sotera Health Company
Notes to Consolidated Financial Statements
Effective January 1, 2022, we adopted ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which was issued by the FASB in December 2019. The standard simplifies the accounting for income taxes and makes a number of changes meant to add or clarify guidance on accounting for income taxes. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.
ASU’s Issued But Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendments in ASU 2021-08 require that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contract with Customers (“ASC Topic 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC Topic 606 as if it had originated the contracts. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We are currently assessing the effect that ASU 2021-08 will have on our financial position, results of operations, and disclosures.
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three months ended March 31, 2022 and 2021:

(thousands of U.S. dollars)	Three Months Ended March 31, 2022
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$149,462	$33,285	$—	$182,747
Over time	—	717	53,290	54,007
Total	$149,462	$34,002	$53,290	$236,754

(thousands of U.S. dollars)	Three Months Ended March 31, 2021
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$131,151	$25,918	$—	$157,069
Over time	—	—	55,079	55,079
Total	$131,151	$25,918	$55,079	$212,148
Contract Balances
As of March 31, 2022, and December 31, 2021, contract assets included in prepaid expenses and other current assets on the Consolidated Balance Sheets totaled approximately $18.5 million and $15.6 million, respectively, resulting from revenue recognized over time in excess of the amount billed to the customer.
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $12.9 million and $8.7 million at March 31, 2022 and December 31, 2021, respectively. We recognize deferred revenue after all revenue recognition criteria are met.
4.Acquisitions
Acquisition of Regulatory Compliance Associates Inc.
On November 4, 2021, we acquired Regulatory Compliance Associates Inc. (“RCA”) for approximately $31.0 million, net of $0.6 million of cash acquired. RCA is an industry leader in providing life sciences consulting focused on quality, regulatory, and technical advisory services for the pharmaceutical, medical device and combination device industries. Headquartered in Pleasant Prairie, Wisconsin, RCA will expand and further strengthen the technical consulting and expert advisory capabilities of our Nelson Labs segment.

Sotera Health Company
Notes to Consolidated Financial Statements
The purchase price of RCA was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. Changes to the allocation of the purchase price may occur as these measurements are completed. As of March 31, 2022, approximately $20.7 million of goodwill was recorded related to the RCA acquisition, representing the excess of the purchase price over preliminary estimated fair values of all the assets acquired and liabilities assumed. Based on our preliminary estimates, we also recorded $12.5 million of finite-lived intangible assets, primarily related to customer relationships. The purchase price allocation will be finalized within a measurement period not to exceed one year from closing. We funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to our consolidated financial statements.
Acquisition of Noncontrolling Interests in China Subsidiaries
On May 18, 2021, we acquired the remaining 15% and 33% noncontrolling interests associated with our two subsidiaries located in China. As a result, both entities are now 100% owned by the Company. The purchase price of the remaining equity interests was approximately $8.6 million, net of the cancellation of an $0.8 million demand note. We paid 90% of the cash consideration on the acquisition date. The remaining amounts were partially settled in post-closing payments in the third quarter of 2021; $0.2 million of the post-closing payment remains outstanding as of March 31, 2022 subject to the terms of the equity transfer agreements. As a result of the transactions, we continue to consolidate both of these subsidiaries, however, as of May 18, 2021, we no longer record noncontrolling interests in the consolidated financial statements as these subsidiaries are fully owned by the Company. The purchases were accounted for as equity transactions. As a result of these transactions, noncontrolling interests were reduced by $2.8 million reflecting the carrying value of the interest with $5.8 million of the difference charged to additional paid-in capital.
Acquisition of Mandatorily Redeemable Noncontrolling Interest - Nelson Labs Fairfield
On March 11, 2021, we completed the acquisition of the remaining 15% ownership of Nelson Labs Fairfield for $12.4 million, resulting in a gain of $1.2 million included in “Other expense (income), net” in the Consolidated Statements of Operations and Comprehensive Income relative to the $13.6 million previously accrued. Pursuant to the terms of this acquisition, we initially acquired 85% of the equity interests of Nelson Labs Fairfield in August 2018 and were obligated to acquire the remaining 15% noncontrolling interest within three years from the date of the acquisition.
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
The purchase price of BioScience Labs was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. Changes to the allocation of the purchase price may occur as these measurements are completed. Approximately $8.4 million of goodwill was recorded related to the BioScience Labs acquisition, representing the excess of the purchase price over preliminary estimated fair values of all the assets acquired and liabilities assumed. We funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to our consolidated financial statements.

Sotera Health Company
Notes to Consolidated Financial Statements
5.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
	March 31, 2022	December 31, 2021
Raw materials and supplies	$32,451	$41,514
Work-in-process	758	3,919
Finished goods	12,618	8,979
	45,827	54,412
Reserve for excess and obsolete inventory	(126)	(124)
Inventories, net	$45,701	$54,288
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
	March 31, 2022	December 31, 2021
Prepaid taxes	$26,752	$24,937
Prepaid business insurance	8,107	10,707
Prepaid rent	1,203	920
Customer contract assets	18,547	15,565
Insurance and indemnification receivables	3,805	3,144
Current deposits	493	623
Prepaid maintenance contracts	336	279
Value added tax receivable	1,500	2,512
Prepaid software licensing	1,428	2,055
Stock supplies	3,587	3,374
Embedded derivative assets	1,842	496
Other	16,356	7,311
Prepaid expenses and other current assets	$83,956	$71,923
7.Goodwill and Other Intangible Assets
Changes to goodwill during the three months ended March 31, 2022 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2021	$660,743	$288,905	$170,672	$1,120,320
RCA acquisition measurement period adjustments	—	—	56	56
Changes due to foreign currency exchange rates	1,733	4,423	(704)	5,452
Goodwill at March 31, 2022	$662,476	$293,328	$170,024	$1,125,828

Sotera Health Company
Notes to Consolidated Financial Statements
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of March 31, 2022
Finite-lived intangible assets
Customer relationships	$668,034	$380,341
Proprietary technology	89,037	46,268
Trade names	170	139
Land-use rights	9,773	1,650
Sealed source and supply agreements	245,334	114,818
Other	6,483	2,628
Total finite-lived intangible assets	1,018,831	545,844

Indefinite-lived intangible assets
Regulatory licenses and other(a)	83,375	—
Trade names / trademarks	25,782	—
Total indefinite-lived intangible assets	109,157	—
Total	$1,127,988	$545,844

As of December 31, 2021	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$668,628	$365,935
Proprietary technology	88,826	44,866
Trade names	145	116
Land-use rights	9,744	1,586
Sealed source and supply agreements	241,611	109,838
Other	6,454	2,166
Total finite-lived intangible assets	1,015,408	524,507

Indefinite-lived intangible assets
Regulatory licenses and other(a)	82,110	—
Trade names / trademarks	25,833	—
Total indefinite-lived intangible assets	107,943	—
Total	$1,123,351	$524,507
(a)Includes certain transportation certifications, a class 1B nuclear license and other intangibles related to obtaining such licensure. These assets are considered indefinite-lived as the decision for renewal by the Canadian Nuclear Safety Commission is highly based on a licensee’s previous assessments, reported incidents, and annual compliance and inspection results. New applications for license can take a significant amount of time and cost; whereas an existing licensee with a historical record of compliance and current operating conditions more than likely ensures renewal for another 10 year license period as Nordion has demonstrated over its 75 years of history.
Amounts include the impact of foreign currency translation.

Sotera Health Company
Notes to Consolidated Financial Statements
Amortization expense for other intangible assets was $20.2 million ($4.3 million is included in “Cost of revenues” and $15.9 million in “Selling, general and administrative expenses”) in the Consolidated Statements of Operations and Comprehensive Income and $22.3 million ($5.8 million is included in “Cost of revenues” and $16.5 million in “Selling, general and administrative expenses”) in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2022 and 2021, respectively.
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2022	$62,157
2023	82,016
2024	81,237
2025	43,437
2026	23,181
Thereafter	180,959
Total	$472,987
The weighted-average remaining useful life of the finite-lived intangible assets was approximately 9.5 years as of March 31, 2022.
8.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	March 31, 2022	December 31, 2021
Accrued employee compensation	$29,391	$33,334
Legal reserves	3,134	3,259
Accrued interest expense	10,132	10,755
Embedded derivatives	308	—
Professional fees	7,708	4,314
Accrued utilities	1,833	1,797
Insurance accrual	1,407	2,068
Accrued taxes	2,333	2,209
Other	4,213	4,125
Accrued liabilities	$60,459	$61,861
9.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
	March 31, 2022	December 31, 2021
Term loan, due 2026	$1,763,100	$1,763,100
Other long-term debt	450	450
Total long-term debt	1,763,550	1,763,550
Less unamortized debt issuance costs and debt discounts	(19,009)	(20,016)
Total long-term debt, less debt issuance costs and debt discounts	$1,744,541	$1,743,534

Sotera Health Company
Notes to Consolidated Financial Statements
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Revolving Credit Facility and Term Loan mature on June 13, 2026 and December 13, 2026, respectively. The total borrowing capacity under the Revolving Credit Facility is $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of March 31, 2022 and December 31, 2021, total borrowings under the Term Loan were $1,763.1 million, and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the three months ended March 31, 2022 and March 31, 2021 was 3.25% and 3.73%, respectively.
On January 20, 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over the London Interbank Offered Rate (“LIBOR”) on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The changes result in an effective reduction in current interest rates of 225 basis points. In connection with this amendment, we wrote off $11.3 million of unamortized debt issuance and discount costs and incurred an additional $2.9 million of expense related to debt issuance costs attributable to the refinancing. These costs were recorded to “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income.
On March 26, 2021, we amended the Revolving Credit Facility, to (i) decrease the Applicable Rate (as defined in the Credit Agreement) related to any Revolving Loans (as defined in the Credit Agreement) from a rate per annum that ranged from an alternative base rate (“ABR”) plus 2.50% to ABR plus 3.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio to ABR plus 1.75%; and in the case of Eurodollar Loans (as defined in the Credit Agreement) from a rate per annum which ranged from the Adjusted LIBOR plus 3.50% to the Adjusted LIBOR plus 4.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio (as defined in the Credit Agreement), to the Adjusted LIBOR (as defined in the Credit Agreement) plus 2.75%, and (ii) extend the maturity date of the Revolving Facility from December 13, 2024 to June 13, 2026. The other material terms of the Credit Agreement are unchanged and the amendment did not change the capacity of our Revolving Credit Facility. No unamortized debt issuance costs associated with the Revolving Credit Facility were written off and direct fees and costs incurred in connection with the amendment were immaterial.
As of March 31, 2022 and December 31, 2021, capitalized debt issuance costs totaled $2.5 million and $2.7 million, respectively, and debt discounts totaled $16.5 million and $17.3 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized as a component of interest expense over the term of the debt agreement.
The Senior Secured Credit Facilities contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including upon a change of control. As of March 31, 2022, we were in compliance with all the Senior Secured Credit Facilities covenants.

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

Sotera Health Company
Notes to Consolidated Financial Statements
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of March 31, 2022, the Company had $69.2 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $278.3 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to eliminate the variability of cash flows in the interest payments associated with the Term Loan due to changes in LIBOR (or its successor). For additional information on the derivative instruments described above, refer to Note 17, “Financial Instruments and Financial Risk”, “Derivatives Instruments.”
First Lien Notes
On July 31, 2020, SHH issued $100.0 million aggregate principal amount of senior secured first lien notes due 2026 (the “First Lien Notes”), which were scheduled to mature on December 13, 2026. On August 27, 2021 SHH redeemed in full the $100.0 million aggregate principal amount of the First Lien Notes. In connection with this redemption, the Company paid a $3.0 million early redemption premium, in accordance with the terms of the First Lien Notes Indenture, and wrote off $3.4 million of debt issuance and discount costs. The Company recognized these expenses within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2021.
Prior to the redemption, the First Lien Notes bore interest at a rate equal to LIBOR subject to a 1.00% floor plus 6.00% per annum. Interest was payable on a quarterly basis with no principal due until maturity. The weighted average interest rate on the First Lien Notes during 2021 up to the August 27, 2021 redemption date was 7.00%.
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of March 31, 2022, are as follows:

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
Our effective tax rate was 32.3 % and 21.4% for the three months ended March 31, 2022 and 2021, respectively. Income tax expense for the three months ended March 31, 2022 and March 31, 2021 differs from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential, and global intangible low-tax income (“GILTI”). Provision for income tax expense for the three months ended March 31, 2021 was offset by a discrete item, which reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.

Sotera Health Company
Notes to Consolidated Financial Statements
11.Employee Benefits
The Company sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution pension plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined benefit pension plan
The interest cost, expected return on plan assets, and amortization of net actuarial loss are recorded net in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income. The components of net periodic pension cost for the defined benefit plans for the three months ended March 31, 2022 and 2021 were as follows:

Three Months Ended March 31,
(thousands of U.S. dollars)	2022	2021
Service cost	$249	$298
Interest cost	1,903	1,613
Expected return on plan assets	(3,704)	(3,557)
Amortization of net actuarial loss	—	267
Net periodic benefit	$(1,552)	$(1,379)
Other benefit plans
Other benefit plans are all related to our foreign subsidiaries and include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. All but one, non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three months ended March 31, 2022 and 2021 were as follows:

Three Months Ended March 31,
(thousands of U.S. dollars)	2022	2021
Service cost	$4	$7
Interest cost	65	59
Amortization of net actuarial (gain) loss	(2)	8
Net periodic benefit cost	$67	$74
We currently expect funding requirements of approximately $3.1 million in each of the next five years to fund the regulatory solvency deficit, as defined by Canadian federal regulation, which requires solvency testing on defined benefit pension plans.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of March 31, 2022, and December 31, 2021, we had letters of credit outstanding relating to the defined benefit plans totaling $46.1 million and $46.2 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.
12.Related Parties
We do business with a number of other companies affiliated with Warburg Pincus and GTCR, whom we refer to collectively as our “Sponsors”. All transactions with these companies have been conducted in the ordinary course of our business and are not material to our operations.

Sotera Health Company
Notes to Consolidated Financial Statements
13.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Swaps		Total
Beginning balance – January 1, 2022	$(17,581)		$(66,389)	$404		$(83,566)
Other comprehensive income (loss) before reclassifications	(272)		14,975	6,179		20,882
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(a)	—	—	(b)	(2)
Net current-period other comprehensive income (loss)	(274)		14,975	6,179		20,880
Ending balance – March 31, 2022	$(17,855)		$(51,414)	$6,583		$(62,686)

Beginning balance – January 1, 2021	$(44,143)		$(49,699)	$—		$(93,842)
Other comprehensive income (loss) before reclassifications	(524)		(3,071)	—		(3,595)
Amounts reclassified from accumulated other comprehensive income (loss)	275	(a)	—	—		275
Net current-period other comprehensive income (loss)	(249)		(3,071)	—		(3,320)
Ending balance – March 31, 2021	$(44,392)		$(52,770)	$—		$(97,162)
(a)For defined benefit pension plans, amounts reclassified from accumulated other comprehensive income (loss) are recorded to “Other income, net” within the Consolidated Statements of Operations and Comprehensive Income.
(b)For interest rate derivatives, amounts reclassified from accumulated other comprehensive income (loss) are recorded to “Interest expense, net” within the Consolidated Statements of Operations and Comprehensive Income.
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
Restricted stock distributed in respect of pre-IPO Class B-2 Units (which were considered performance vesting units) are scheduled to vest only upon satisfaction of certain thresholds. These units generally vest as of the first date on which (i) our Sponsors have received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Sotera Health Topco Parent, L.P. (of which the Company was a direct wholly owned subsidiary prior to the IPO) and (ii) the Sponsors’ internal rate of return exceeds twenty percent, subject to such grantee’s continued services through such date. In the event of a change in control of the Company, any outstanding shares of our common stock distributed in respect of Class B-2 Units that remain unvested immediately following the consummation of such a change in control of the Company shall be immediately canceled and forfeited without compensation. Stock based compensation expense attributed to the pre-IPO Class B-2 awards was recorded in the fourth quarter of 2020 as the related performance conditions were considered probable of achievement and the implied service conditions were met. As of March 31, 2022, these awards remain unvested.

Sotera Health Company
Notes to Consolidated Financial Statements
We recognized $0.6 million and $0.7 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the three months ended March 31, 2022 and 2021, respectively.
A summary of the activity for the three months ended March 31, 2022 related to the restricted stock awards distributed to the Company service providers in respect of the pre-IPO awards (Class B-1 and B-2 Units) is presented below:

	Restricted Stock - Pre- IPO B-1	Restricted Stock - Pre- IPO B-2
Unvested at December 31, 2021	1,206,089	2,023,959
Forfeited	(15,793)	(40,616)
Vested	(144,713)	—
Unvested at March 31, 2022	1,045,583	1,983,343
2021 Omnibus Incentive Plan
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

We recognized $3.9 million ($1.5 million for stock options and $2.4 million for RSUs) and $2.8 million ($1.3 million for stock options and $1.5 million for RSUs) of share-based compensation expense for these awards in our Consolidated Statements of Operations and Comprehensive Income, in “Selling, general and administrative expenses,” for the three months ended March 31, 2022 and 2021, respectively.
Stock Options
Stock options generally vest ratably over a period of three to four years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity:

	Number of Shares	Weighted- average Exercise Price
Outstanding stock options at December 31, 2021	2,423,256	$23.02
Granted	1,401,535	20.03
Forfeited	(33,586)	22.97
Exercised	—	—
Outstanding stock options at March 31, 2022	3,791,205	$21.92

Sotera Health Company
Notes to Consolidated Financial Statements
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on our market price on the date of grant. The following table summarizes our unvested RSUs activity:

	Number of Shares	Weighted- average Grant Date Fair Value
Unvested at December 31, 2021	640,122	$23.19
Granted	820,666	20.65
Forfeited	(18,223)	23.04
Vested	(2,713)	26.10
Unvested at March 31, 2022	1,439,852	$21.74
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
Our basic and diluted earnings per common share are calculated as follows:

	Three Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	March 31, 2022	March 31, 2021
Earnings:
Net income	$30,641	$11,065
Less: Net income attributable to noncontrolling interests	—	223
Less: Allocation to participating securities	338	157
Net income attributable to Sotera Health Company common shareholders	$30,303	$10,685
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	279,829	278,827
Dilutive effect of potential common shares	79	141
Weighted-average common shares outstanding - diluted	279,908	278,968
Earnings per Common Share:
Net income attributable to Sotera Health Company common shareholders - basic	$0.11	$0.04
Net income attributable to Sotera Health Company common shareholders - diluted	0.11	0.04

Sotera Health Company
Notes to Consolidated Financial Statements
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended
in thousands of share amounts	March 31, 2022	March 31, 2021
Stock options	2,889	2,400
RSUs	172	4
Total anti-dilutive securities	3,061	2,404
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
Business Interruption Claim (NRU Outage)
Nordion, due to the shutdown of Atomic Energy of Canada Limited's (“AECL”) NRU reactor in 2009, suffered a cessation of supply of radioisotopes and business interruption loss. Nordion, by Statement of Claim dated October 22, 2010, issued in Ontario Superior Court an action against an insurer, claiming $25.0 million USD in losses resulting from the shutdown of AECL’s reactor and its inability to supply radioisotopes through the specified period of approximately 15 months. The insurer objected to Nordion’s claim.
On March 30, 2020, Nordion received a favorable judgment in the amount of $25.0 million USD, plus pre-judgment interest, for a total judgment value of $39.8 million USD, or $56.4 million CAD based on exchange rates approved by the trial court. In addition, costs and disbursements were assessed and awarded by the trial court in favor of Nordion in the approximate amount of $1.3 million CAD ($1.0 million USD). The insurer appealed the judgment, and on September 3, 2021 the Court of Appeal ruled in favor of the insurer denying insurance coverage to Nordion, and awarding costs and disbursements (in both the Trial Court and Court of Appeal) to the insurer, assessed at $0.6 million CAD ($0.5 million USD). Nordion's October 21, 2021 Application for Leave to Appeal was denied by the Supreme Court of Canada on March 31, 2022.
Ethylene Oxide Tort Litigation
Sterigenics and other medical supply sterilization companies have been subjected to personal injury and related tort lawsuits alleging various injuries caused by low-level environmental exposure to EO emissions from sterilization facilities. Those lawsuits, as detailed further below, are individual claims, as opposed to class actions.
Illinois
Approximately 780 plaintiffs have filed lawsuits against subsidiaries of the Company and other parties, alleging personal injuries including cancer and other diseases, or wrongful death, resulting from purported emissions and releases of EO from Sterigenics U.S., LLC’s former Willowbrook facility. Additional derivative claims are alleged on behalf of other individuals related to some of these personal injury plaintiffs. Each plaintiff seeks damages in an amount to be determined by the trier of fact. The lawsuits were consolidated for pre-trial purposes by the Cook County Circuit Court, Illinois (the “Consolidated Case”). Plaintiffs have not yet made any specific damages claims.

Sotera Health Company
Notes to Consolidated Financial Statements
Fact discovery in the Consolidated Case concluded on February 1, 2022. Trials in three of the individual cases included in the Consolidated Case have been scheduled for July 18, 2022, September 12, 2022 and November 7, 2022. Plaintiffs in those three cases have filed motions for leave to amend their claims to seek punitive damage awards against subsidiaries of the Company and other parties. A hearing on those motions is scheduled for May 23, 2022. The next five individual trials are scheduled to occur consecutively, beginning on January 17, 2023. Additional 2023 trial dates are expected to be announced on July 18, 2022.
Georgia
Since August 17, 2020, approximately 300 plaintiffs have filed lawsuits against subsidiaries of the Company and other parties in the State Court of Cobb County, Georgia and the State Court of Gwinnett County, Georgia alleging that they suffered personal injuries resulting from emissions and releases of EO from Sterigenics’ Atlanta facility. Additional derivative claims are alleged on behalf of other individuals related to some of these personal injury plaintiffs. Our subsidiaries are also defendants in two lawsuits alleging that the Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. These personal injury and property devaluation plaintiffs seek various forms of relief including damages. All but two of the personal injury lawsuits pending in Cobb County have been consolidated for pretrial purposes. The Court has entered a phased case management schedule for a “pool” of ten of the consolidated cases by which threshold general causation issues will be decided in Phase 1, followed by specific causation issues in Phase 2 as to any of the pooled cases that survive Phase 1. The Court has stayed the remainder of the consolidated personal injury cases pending in Cobb County. One personal injury case is pending in Gwinnett County and is scheduled for trial in June 2023. The remaining two personal injury cases and two property devaluation cases are in various stages of pleadings and motions practice and fact discovery.
Georgia Facility Operations Litigation

In October 2019, while Sterigenics had voluntarily suspended the facility’s operations to install emissions reduction enhancements at its Atlanta facility, Cobb County, Georgia officials asserted that the facility had an incorrect “certificate of occupancy” and could not resume operations without obtaining a new certificate of occupancy after a third-party code compliance review. On March 30, 2020 Sterigenics filed suit against Cobb County, Georgia and certain of its officials for wrongfully interfering with operations of the facility. On April 1, 2020 Sterigenics won a Temporary Restraining Order prohibiting Cobb County officials from interfering with the facility’s normal operations, which relief has been extended until entry of a final judgment in the case. The parties are conducting discovery, which is scheduled to end in August 2022. A settlement conference is scheduled to be held by June 17, 2022.
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
*    *    *

Sotera Health Company
Notes to Consolidated Financial Statements
Our insurance for litigation related to alleged environmental liabilities, like the litigation pending in Illinois, Georgia and New Mexico described above has limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook, Illinois litigation was fully utilized by June 30, 2020. The remaining $10.0 million limit is currently being utilized for occurrences related to the EO litigation in Georgia and New Mexico described above. As of March 31, 2022, we have utilized approximately $5.4 million of the remaining $10.0 million limit. Our insurance for future alleged environmental liabilities excludes coverage for EO claims.
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
Derivatives Not Designated in Hedge Relationships
Additionally, from time to time, the Company enters into interest rate caps to manage economic risks associated with our variable rate borrowings that are not designated in hedge relationships. These instruments are recorded at fair value on the Consolidated Balance Sheets, with any changes in the value being recorded in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income.

In June 2020, SHH entered into two interest rate cap agreements with notional amounts of $1,000.0 million and $500.0 million, respectively, for a total option premium of $0.3 million. These instruments were initially scheduled to terminate on August 31, 2021 and February 28, 2022, respectively. The interest rate caps limited our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 1.0%. In February 2021, we amended the two interest rate cap agreements referenced above to reduce the strike rate from 1.0% to 0.5%, and extend the termination date of the $1,000.0 million notional cap to September 30, 2021. Premiums paid to amend the interest rate caps were immaterial.

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
The Company also entered into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries. The foreign currency forward contracts expire on a monthly basis. The fair value of the outstanding foreign currency forward contracts was zero as of March 31, 2022 and December 31, 2021, respectively.
Embedded Derivatives
We have embedded derivatives in certain of our customer and supply contracts as a result of the currency of the contract being different from the functional currency of the parties involved. Changes in the fair value of the embedded derivatives are recognized in “Other income, net” in the Consolidated Statements of Operations and Comprehensive Income.

Sotera Health Company
Notes to Consolidated Financial Statements
The following table provides a summary of the notional and fair values of our derivative instruments:

	March 31, 2022				December 31, 2021
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate caps	$1,000.0	(a)	$10,610	—	$1,000.0	$2,322	—
Derivatives not designated as hedging instruments
Interest rate caps	1,000.0		8,000	—	1,500.0	1,654	—
Embedded derivatives	193.0	(b)	1,842	308	144.4	496	—
Total	$2,193.0		$20,452	$308	$2,644.4	$4,472	$—
(a)$1,000.0 million notional amount of interest rate caps designated as hedging instruments have a forward start date beginning on December 31, 2022.
(b)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
Embedded derivative assets and interest rate caps are included in “Prepaid expenses and other current assets” and "Other Assets," respectively, on our Consolidated Balance Sheets. Embedded derivative liabilities are included in “Accrued liabilities” on the Consolidated Balance Sheets.
The following tables summarize the activities of our derivative instruments for the periods presented, and the line item they are recorded in in the Consolidated Statements of Operations and Comprehensive Income:

(thousands of U.S. dollars)
Three Months Ended March 31,	2022	2021
Unrealized (gain) loss on interest rate derivatives recorded in interest expense, net	$(6,346)	$90
Unrealized gain on embedded derivatives recorded in other income, net	(1,018)	(853)
Realized gain on foreign currency forward contracts recorded in foreign exchange (gain) loss	(1,530)	(2,374)
The following table summarizes the net gains (losses) on our cash flow hedges recognized in “Other comprehensive income (loss)” during the period.

(thousands of U.S. dollars)
Three Months Ended March 31,	2022	2021
Unrealized gain on interest rate derivatives recorded in other comprehensive income, net of tax	$6,179	$—
We expect to reclassify approximately $3.1 million of after-tax net gains on derivative instruments from accumulated other comprehensive income to income during the next 12 months associated with our cash flow hedges.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of March 31, 2022 and December 31, 2021, accounts receivable was net of an allowance for uncollectible accounts of $1.5 million and $1.3 million, respectively.

Sotera Health Company
Notes to Consolidated Financial Statements
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
Our credit team evaluates and regularly monitors changes in the credit risk of our customers. We routinely assess the collectability of accounts receivable and maintain an adequate allowance for uncollectible accounts to address potential credit losses. The process includes a review of customer financial information and credit ratings, current market conditions as well as the expected future economic conditions that may impact the collection of trade receivables. We regularly review our customers' past due amounts through an analysis of aged accounts receivables, specific customer past due aging amounts, and the history of trade receivables written off. Upon concluding that a receivable balance is not collectible, the balance is written off against the allowance for uncollectible accounts.
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
The following table discloses the fair value of our financial assets and liabilities:

As of March 31, 2022		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Derivative assets - interest rate caps	$10,610	$—	$10,610	$—
Derivatives not designated as hedging instruments(b)
Derivative assets - interest rate caps	8,000	—	8,000	—
Embedded derivative assets	1,842	—	1,842	—
Embedded derivative liabilities	308	—	308	—
Long-Term Debt(c)
Term loan, due 2026	1,744,096	—	1,744,411	—
Other long-term debt	445	—	445	—
Finance Lease Obligations (with current portion)(d)	41,356	—	41,356	—

Sotera Health Company
Notes to Consolidated Financial Statements

As of December 31, 2021		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Derivative assets - interest rate caps	$2,322	$—	$2,322	$—
Derivatives not designated as hedging instruments(b)
Derivative assets - interest rate caps	1,654	—	1,654	—
Embedded derivative assets	496	—	496	—
Long-Term Debt(c)
Term loan, due 2026	1,743,090	—	1,754,285	—
Other long-term debt	444	—	444	—
Finance Lease Obligations (with current portion)(d)	42,037	—	42,037	—
(a)Derivatives designated as hedging instruments are measured at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss). Interest rate caps are valued using pricing models that incorporate observable market inputs including interest rate and yield curves.
(b)Derivatives that are not designated as hedging instruments are measured at fair value with gains or losses recognized immediately in the Consolidated Statements of Operations and Comprehensive Income. Interest rate caps are valued using pricing models that incorporate observable market inputs including interest rate and yield curves. Embedded derivatives are valued using internally developed models that rely on observable market inputs including foreign currency forward curves.
(c)Carrying amounts of long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair value of these instruments is based on quoted prices for the Term Loan due 2026 in inactive markets as provided by an independent fixed income security pricing service. Fair value approximates carrying value for “Other long-term debt.”
(d)Fair value approximates carrying value.
18.Segment Information
We identify our operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Sterigenics, Nordion and Nelson Labs. We have determined our reportable segments based upon an assessment of organizational structure, service types, and internally prepared financial statements. Our chief operating decision maker evaluates performance and allocates resources based on net revenues and segment income after the elimination of intercompany activities. The accounting policies of our reportable segments are the same as those described in Note 1, “Significant Accounting Policies” of our 2021 Form 10-K.
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

Sotera Health Company
Notes to Consolidated Financial Statements
For the three months ended March 31, 2022, five customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 15.7%, 14.4%, 13.9%, 12.2%, and 11.9% of the total segment’s external net revenues for the three months ended March 31, 2022. For the three months ended March 31, 2021, three customers reported within the Nordion segment individually represented 10% or more of the segment's total net revenues. These customers represented 23.7%, 20.0% and 12.2% of the total segment's external net revenues for the three months ended March 31, 2021.

(thousands of U.S. dollars)	Three Months Ended March 31,
	2022	2021
Segment revenues(a)
Sterigenics	$149,462	$131,151
Nordion	34,002	25,918
Nelson Labs	53,290	55,079
Total net revenues	$236,754	$212,148
Segment income(b)
Sterigenics	$79,403	$68,461
Nordion	18,903	13,786
Nelson Labs	17,043	23,070
Total segment income	$115,349	$105,317
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $15.5 million and $10.5 million in revenues from sales to our Sterigenics segment for the three months ended March 31, 2022 and 2021, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for both periods.
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
Capital expenditures by segment for the three months ended March 31, 2022 and 2021 were as follows:

(thousands of U.S. dollars)	Three Months Ended March 31,
	2022	2021
Sterigenics	$25,221	$19,514
Nordion	7,090	489
Nelson Labs	3,235	939
Total capital expenditures	$35,546	$20,942
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the chief operating decision maker.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of segment income to consolidated income before taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended March 31,
	2022	2021
Segment income	$115,349	$105,317
Less adjustments:
Interest expense, net(a)	16,750	21,282
Depreciation and amortization(b)	36,049	37,661
Share-based compensation(c)	4,538	3,449
Gain on foreign currency and derivatives not designated as hedging instruments, net(d)	(6,552)	(336)
Acquisition and divestiture related charges, net(e)	(160)	(185)
Business optimization project expenses(f)	104	261
Plant closure expenses(g)	671	542
Loss on extinguishment of debt(h)	—	14,312
Professional services relating to EO sterilization facilities(i)	18,059	13,399
Accretion of asset retirement obligation(j)	520	551
COVID-19 expenses(k)	103	299
Consolidated income before taxes	$45,267	$14,082
(a)The three months ended March 31, 2022 excludes $6.3 million of unrealized gains on interest rate derivatives not designated as hedging instruments.
(b)Includes depreciation of Co-60 held at gamma irradiation sites.
(c)Represents non-cash share-based compensation expense.
(d)Represents the effects of (i) fluctuations in foreign currency exchange rates, (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion, and (iii) unrealized gains on interest rate caps not designated as hedging instruments.
(e)Represents (i) certain direct and incremental costs related to the acquisitions of RCA, the noncontrolling interests in our China subsidiaries, BioScience Labs in 2021, the first quarter 2021 gain on the mandatorily redeemable noncontrolling interest in Nelson Labs Fairfield (as described in Note 4, “Acquisitions”), and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, and (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018.
(f)Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of acquisitions, operating structure realignment and other process enhancement projects.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2021 Form 10-K. This discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors we describe in the section entitled Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K.
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
For the three months ended March 31, 2022, we recorded net revenues of $236.8 million, net income of $30.6 million, Adjusted Net Income of $60.3 million and Adjusted EBITDA of $115.3 million. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income, please see “Non-GAAP Financial Measures.”
STRATEGIC DEVELOPMENTS AND KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
The following summarizes strategic developments and key factors that have supported our operating results for the three months ended March 31, 2022 and may continue to affect our performance and financial condition in future periods.
•Business and market conditions. During the three months ended March 31, 2022, Sterigenics and Nordion benefited from sustained demand for sterilization services. Reduced demand for pandemic-related testing and ongoing pressures from labor challenges compounded by the surge of the Omicron variant, supply chain constraints and slower regulatory updates on certain testing categories continued to impact Nelson Labs' results of operations in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. As discussed in more detail in our most recent Form 10-K, a portion of our supply of Co-60 is generated by Russian nuclear reactors. We continue to monitor the potential for disruption in the supply of Co-60 from Russian nuclear reactors; to date there has been no impact on our supply or revenue.
•Investment initiatives. We have advanced our investments in capacity expansions as well as our expenditures to increase and diversify Nordion's long-term Co-60 supply chain. For the three months ended March 31, 2022, we increased capital expenditures by $14.6 million compared to the three months ended March 31, 2021.
•Disciplined and strategic M&A activity. We remain committed to our highly disciplined acquisition strategy and continue to seek suitable acquisition targets. On November 4, 2021, we acquired Regulatory Compliance Associates Inc. (“RCA”) headquartered in Pleasant Prairie, Wisconsin. RCA is an industry leader in providing life sciences consulting focused on quality, regulatory, and technical consulting for the pharmaceutical, medical device and combination device industries. RCA expands and strengthens the technical consulting and expert advisory capabilities of Nelson Labs. On March 8, 2021, we acquired BioScience Laboratories, LLC (“BioScience Labs”) based in Bozeman, Montana, bringing expertise in antimicrobial and virology testing to our Nelson Labs segment.

•Exit activities and litigation costs. In connection with the ongoing litigation related to our Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico facilities, as described in Note 16, “Commitments and Contingencies”, we recorded costs of $18.1 million for the three months ended March 31, 2022 relating to legal and other professional service costs, as well as $0.7 million related to the closure of the Willowbrook, Illinois facility.
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended March 31, 2022 as compared to Three Months Ended March 31, 2021
The following table sets forth the components of our results of operations for the three months ended March 31, 2022 and 2021.

(thousands of U.S. dollars)	2022	2021	$ Change	% Change

Total net revenues	$236,754	$212,148	$24,606	11.6%
Total cost of revenues	107,879	96,776	11,103	11.5%
Total operating expenses	75,383	69,008	6,375	9.2%
Operating income	53,492	46,364	7,128	15.4%
Net income	30,641	11,065	19,576	176.9%
Adjusted Net Income(a)	60,254	51,506	8,748	17.0%
Adjusted EBITDA(a)	115,349	105,317	10,032	9.5%
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
Total Net Revenues
The following table compares our revenues by type for the three months ended March 31, 2022 to the three months ended March 31, 2021. Results from the BioScience Labs and RCA acquisitions are included in the Nelson Labs segment for the post-acquisition periods beginning March 8, 2021 and November 4, 2021, respectively.

(thousands of U.S. dollars)
Net revenues for the three months ended March 31,	2022	2021	$ Change	% Change

Service	$206,218	$188,698	$17,520	9.3%
Product	30,536	23,450	7,086	30.2%
Total net revenues	$236,754	$212,148	$24,606	11.6%
Net revenues were $236.8 million in the three months ended March 31, 2022, an increase of $24.6 million, or 11.6%, as compared with the three months ended March 31, 2021. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended March 31, 2022 increased approximately 12.7% compared with the same period in the three months ended March 31, 2021.
Service revenues
Service revenues increased $17.5 million, or 9.3%, to $206.2 million for the three months ended March 31, 2022 as compared to $188.7 million for the three months ended March 31, 2021. The growth in net service revenues was driven by organic volume growth of $12.9 million in the Sterigenics segment and favorable pricing of $7.0 million and $2.3 million in the Sterigenics and Nelson Labs segments, respectively. In addition, service revenue growth stemmed from a $4.7 million increase attributable to the incremental contribution of the BioScience Labs and RCA acquisitions. Offsetting these factors was an overall decline of $5.9 million in pandemic-related testing revenue in the Nelson Labs segment as well as a decrease in volumes across other testing categories due to the impact of labor challenges, which were compounded by the Omicron surge in the first quarter of 2022. In addition, service revenue growth was offset by a $2.4 million unfavorable impact from changes in foreign currency exchange rates across all segments.

Product revenues
Product revenues increased $7.1 million, or 30.2%, to $30.5 million for the three months ended March 31, 2022 as compared to $23.5 million for the three months ended March 31, 2021. The increase in product revenues was attributable to higher sales volume of $5.3 million, largely driven by shipments of industrial use Co-60 in our Nordion segment, and the contribution of favorable pricing of $1.8 million.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended March 31, 2022 to the three months ended March 31, 2021.

(thousands of U.S. dollars)
Cost of revenues for the three months ended March 31,	2022	2021	$ Change	% Change

Service	$94,576	$85,036	$9,540	11.2%
Product	13,303	11,740	1,563	13.3%
Total cost of revenues	$107,879	$96,776	$11,103	11.5%
Total cost of revenues accounted for approximately 45.6% of our consolidated net revenues for the three months ended March 31, 2022 and 2021, respectively.
Cost of service revenues
Cost of service revenues increased $9.5 million, or 11.2%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was attributable to $4.8 million of incremental costs associated with growth in sales volumes primarily in the Sterigenics segment, inflationary pressures, primarily on labor and utility costs, and an incremental contribution of $3.5 million from the BioScience Labs and RCA acquisitions in the Nelson Labs segment.
Cost of product revenues
Cost of product revenues increased $1.6 million, or 13.3%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily a result of incremental costs associated with higher sales volumes.
Operating Expenses
The following table compares our operating expenses for the three months ended March 31, 2022 to the three months ended March 31, 2021:

(thousands of U.S. dollars)
Operating expenses for the three months ended March 31,	2022	2021	$ Change	% Change

Selling, general and administrative expenses	$59,542	$52,465	$7,077	13.5%
Amortization of intangible assets	15,841	16,543	(702)	(4.2)%
Total operating expenses	$75,383	$69,008	$6,375	9.2%
Operating expenses accounted for approximately 31.8% and 32.5% of our consolidated net revenues for the three months ended March 31, 2022 and 2021, respectively.
SG&A
SG&A increased $7.1 million, or 13.5%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was driven primarily by a $4.7 million increase in litigation and other professional services expense associated with EO sterilization facilities, a $1.3 million increase in selling and administrative personnel costs in support of our ongoing capacity expansion efforts, and an increase in share-based compensation expense of $1.1 million related to our 2020 Omnibus Incentive Plan.

  Amortization of intangible assets
Amortization of intangible assets decreased $0.7 million, or 4.2% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The change was due mainly to a reduction in amortization expense related to certain intangible assets that were fully amortized by December 31, 2021 and changes in foreign currency exchange rates.
Interest Expense, Net
Interest expense, net decreased $10.9 million, or 51.1%, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease was driven by a $6.3 million reduction to interest expense attributable to the favorable change in fair value of interest rate derivatives not designated as hedging instruments and a decline in interest expense on outstanding borrowings of $4.4 million, due largely to a decrease in the interest rate on our Term Loan following the January 20, 2021 repricing amendment, and a lower outstanding debt balance for the first quarter of 2022 compared to the first quarter of 2021. The weighted average interest rate on our outstanding debt was 3.25% and 3.45% at March 31, 2022 and 2021, respectively.
Foreign Exchange Loss
Foreign exchange loss was $0.8 million for the three months ended March 31, 2022 compared to $0.6 million for the three months ended March 31, 2021. The change in foreign exchange loss in our Consolidated Statements of Operations and Comprehensive Income mainly relates to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities. As described in Note 17, “Financial Instruments and Financial Risk” we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries.
Other Income, Net
Other income, net was $3.0 million for the three months ended March 31, 2022 compared to $3.9 million for the three months ended March 31, 2021. The fluctuation was driven mostly by $1.2 million of other income recorded in the three months ended March 31, 2021 related to the gain on our purchase of the mandatorily redeemable noncontrolling interest of 15% of Nelson Labs Fairfield on March 11, 2021. The remainder of the variance stemmed from an increase in the fair value of Nordion’s embedded derivative assets in the three months ended March 31, 2022.
Provision for Income Taxes
Provision for income taxes increased $11.6 million to a net provision of $14.6 million for the three months ended March 31, 2022 as compared to $3.0 million for the three months ended March 31, 2021. The change was primarily attributable to higher pre-tax income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and a discrete item recorded in the three months ended March 31, 2021 that reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.
Provision for income taxes for the three months ended March 31, 2022 differed from the statutory rate primarily due to an increase in the partial valuation allowance against our excess interest expense carryforward balance, the impact of the foreign rate differential, and tax on Global Intangible Low Taxed Income (“GILTI”). Provision for income taxes for the three months ended March 31, 2021 differed from the statutory rate primarily due to the impact of the foreign rate differential, a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, and GILTI. This was partially offset by a discrete item, which reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended March 31, 2022 was $30.6 million, as compared to $11.1 million for the three months ended March 31, 2021. Adjusted Net Income was $60.3 million for the three months ended March 31, 2022, as compared to $51.5 million for the three months ended March 31, 2021, due to the factors described above. Adjusted EBITDA was $115.3 million for the three months ended March 31, 2022, as compared to $105.3 million for the three months ended March 31, 2021, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.

NON-GAAP FINANCIAL MEASURES
To supplement our consolidated financial statements presented in accordance with Generally Accepted Accounting Principles (“GAAP”), we consider Adjusted Net Income and Adjusted EBITDA, financial measures that are not based on any standardized methodology prescribed by GAAP.
We define Adjusted Net Income as net income before amortization and certain other adjustments that we do not consider in our evaluation of our ongoing operating performance from period to period as discussed further below. We define Adjusted EBITDA as Adjusted Net Income before interest expense, depreciation (including depreciation of Co-60 used in our operations) and income tax provision applicable to Adjusted Net Income.
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
•non-cash gains or losses from fluctuations in foreign currency exchange rates and the mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion;
•impairment charges on long-lived assets and intangible assets;
•expenses and charges related to the litigation and other activities associated with our EO sterilization facilities, including those in Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico, even though that litigation remains ongoing;
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

The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2022	2021
Net income	$30,641	$11,065
Amortization of intangible assets	20,182	22,282
Share-based compensation(a)	4,538	3,449
Gain on foreign currency and derivatives not designated as hedging instruments, net(b)	(6,552)	(336)
Acquisition and divestiture related charges, net(c)	(160)	(185)
Business optimization project expenses(d)	104	261
Plant closure expenses(e)	671	542
Loss on extinguishment of debt(f)	—	14,312
Professional services relating to EO sterilization facilities(g)	18,059	13,399
Accretion of asset retirement obligations(h)	520	551
COVID-19 expenses(i)	103	299
Income tax benefit associated with pre-tax adjustments(j)	(7,852)	(14,133)
Adjusted Net Income	60,254	51,506
Interest expense, net(k)	16,750	21,282
Depreciation(l)	15,867	15,379
Income tax provision applicable to Adjusted Net Income(m)	22,478	17,150
Adjusted EBITDA(n)	$115,349	$105,317
(a)    Represents non-cash share-based compensation expense.
(b)    Represents the effects of (i) fluctuations in foreign currency exchange rates, (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion, and (iii) unrealized gains on interest rate caps not designated as hedging instruments.
(c)    Represents (i) certain direct and incremental costs related to the acquisitions of RCA, the noncontrolling interests in our China subsidiaries, BioScience Labs in 2021, the first quarter 2021 gain on the mandatorily redeemable noncontrolling interest in Nelson Labs Fairfield (as described in Note 4, “Acquisitions”), and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, and (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018.
(d)    Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of acquisitions, operating structure realignment and other process enhancement projects.
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
(j)    Represents the income tax impact of adjustments calculated based on the tax rate applicable to each item. We eliminate the effect of tax rate changes as applied to tax assets and liabilities and unusual items from our presentation of adjusted net income.
(k)    The three months ended March 31, 2022 excludes $6.3 million of unrealized gains on interest rate derivatives not designated as hedging instruments.
(l)    Includes depreciation of Co-60 held at gamma irradiation sites.
(m)    Represents the difference between income tax provision or benefit as determined under U.S. GAAP and the income tax provision or benefit associated with pre-tax adjustments described in footnote (j).

(n)    $19.8 million and $20.7 million of the adjustments for the three months ended March 31, 2022 and 2021, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.
SEGMENT RESULTS OF OPERATIONS
We have three reportable segments: Sterigenics, Nordion and Nelson Labs. Our chief operating decision maker evaluates performance and allocates resources within our business based on Segment Income, which excludes certain items which are included in income before tax as determined in our Consolidated Statements of Operations and Comprehensive Income. The accounting policies for our reportable segments are the same as those for the consolidated Company.
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

Segment Results for the Three Months Ended March 31, 2022 and 2021
The following tables compare segment net revenue and segment income for the three months ended March 31, 2022 to the three months ended March 31, 2021:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2022	2021	$ Change	% Change

Net Revenues
Sterigenics	$149,462	$131,151	$18,311	14.0%
Nordion	34,002	25,918	8,084	31.2%
Nelson Labs	53,290	55,079	(1,789)	(3.2)%
Segment Income
Sterigenics	$79,403	$68,461	$10,942	16.0%
Nordion	18,903	13,786	5,117	37.1%
Nelson Labs	17,043	23,070	(6,027)	(26.1)%
Segment Income margin
Sterigenics	53.1%	52.2%
Nordion	55.6%	53.2%
Nelson Labs	32.0%	41.9%
Net Revenues by Segment
Sterigenics net revenues were $149.5 million for the three months ended March 31, 2022, an increase of $18.3 million, or 14.0%, as compared to the three months ended March 31, 2021. The increase reflects volume growth of 9.8%, a favorable impact from pricing of 5.4%, offset by unfavorable impacts from changes in foreign currency exchange rates of 1.2%.
Nordion net revenues were $34.0 million for the three months ended March 31, 2022, an increase of $8.1 million, or 31.2%, as compared to the three months ended March 31, 2021. The increase was driven by volume growth of 24.4% and favorable pricing of 6.9%.
Nelson Labs net revenues were $53.3 million for the three months ended March 31, 2022, a decrease of $1.8 million, or 3.2%, as compared to the three months ended March 31, 2021. The decrease was mainly attributable to a 10.8% decline in revenue from pandemic-related testing coupled with a decrease in volumes across other testing categories due to the impact of labor challenges, which were compounded by the Omicron surge in the first quarter of 2022. Partially offsetting this decline was revenue growth from the 2021 acquisitions of RCA and BioScience Labs of 8.4% and a positive impact from pricing of 4.3%.
Segment Income
Sterigenics segment income was $79.4 million for the three months ended March 31, 2022, an increase of $10.9 million, or 16.0%, as compared to the three months ended March 31, 2021. The increase in segment income was primarily a result of sales volume growth and favorable customer pricing, as referenced above.
Nordion segment income was $18.9 million for the three months ended March 31, 2022, an increase of $5.1 million, or 37.1%, as compared to the three months ended March 31, 2021. The increase in segment income was due to the favorable impacts of volume growth and customer pricing, as referenced above.
Nelson Labs segment income was $17.0 million for the three months ended March 31, 2022, a decrease of $6.0 million, or 26.1%, as compared to the three months ended March 31, 2021, primarily attributable to the decline in pandemic-related testing. This decrease was partially offset by the incremental contribution of the BioScience Labs and RCA acquisitions and favorable customer pricing. The 9.9% decrease in segment income margin was driven by an unfavorable mix associated with reduced demand for pandemic-related testing, labor market constraints and supply chain pressures, which were compounded by the surge of the Omicron variant, and dilution resulting from the 2021 Nelson Labs acquisitions.
LIQUIDITY AND CAPITAL RESOURCES
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. We expect that our primary liquidity requirements will be to make capital expenditures, including investments in fixed assets to build and/or expand existing facilities, to fund suitable business acquisitions, service our debt, and make expenditures for other general corporate purposes.
As of March 31, 2022, we had $121.4 million of cash and cash equivalents. This is an increase of $14.5 million from the balance at December 31, 2021. Our foreign subsidiaries held cash of approximately $89.2 million at March 31, 2022 and $87.9 million at December 31, 2021, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, Co-60 development projects and information technology enhancements. During the three months ended March 31, 2022, our capital expenditures amounted to $35.5 million, compared to $20.9 million for the three months ended March 31, 2021.
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements, including debt service on our long-term debt, make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs for at least the next twelve months. Our primary long-term liquidity requirements beyond the next twelve months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of March 31, 2022, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of March 31, 2022, our interest rate caps limit our cash flow exposure related to LIBOR for the total principal amount outstanding on our variable rate borrowings under the Term Loan. Refer to Note 17, “Financial Instruments and Financial Risk” under the heading “Derivative Instruments” for additional information regarding the interest rate caps used to manage economic risks associated with our variable rate borrowings.
 Cash Flow Information
Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

(thousands of U.S. dollars)	2022	2021

Net Cash Provided by (Used in):
Operating activities	$49,967	$56,159
Investing activities	(35,483)	(46,519)
Financing activities	(449)	(3,783)
Effect of foreign currency exchange rate changes on cash and cash equivalents	487	(295)
Net increase in cash and cash equivalents, including restricted cash, during the period	$14,522	$5,562
Operating activities
Cash flows provided by operating activities decreased $6.2 million to net cash provided of $50.0 million for the three months ended March 31, 2022 compared to $56.2 million for the three months ended March 31, 2021. The decrease in cash flows from operating activities in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was driven primarily by an increase in cash used for changes in working capital of $12.0 million offset by a $3.9 million decrease in cash paid for interest.
Investing activities
Cash used by investing activities decreased $11.0 million to net cash used of $35.5 million for the three months ended March 31, 2022 compared to $46.5 million for the three months ended March 31, 2021. 2021 included cash paid for acquisitions of $25.6 million which did not recur in 2022. We acquired BioScience Labs on March 8, 2021 for a net purchase price of approximately $13.2 million and completed the acquisition of the remaining 15% ownership of Nelson Labs Fairfield on March 11, 2021 for $12.4 million. Partially offsetting this decline was an increase in capital expenditures of $14.6 million in the first quarter of 2022 compared to the first quarter of 2021.

Financing activities
Cash used for financing activities decreased $3.4 million to net cash used of $0.4 million for the three months ended March 31, 2022 compared to $3.8 million for the three months ended March 31, 2021. The difference was mainly attributable to the payment of $3.4 million of debt issuance costs in the three months ended March 31, 2021 in connection with our January 2021 refinancing of the Senior Secured Credit Facilities as described in “Debt Facilities” below.
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Revolving Credit Facility and Term Loan mature on June 13, 2026 and December 13, 2026, respectively. The total borrowing capacity under the Revolving Credit Facility is $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of March 31, 2022 and December 31, 2021, total borrowings under the Term Loan were $1,763.1 million and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the three months ended March 31, 2022 and March 31, 2021 was 3.25% and 3.73%, respectively.
On January 20, 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over the London Interbank Offered Rate (“LIBOR”) on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The changes result in an effective reduction in current interest rates of 225 basis points. In connection with this amendment, we wrote off $11.3 million of unamortized debt issuance and discount costs and incurred an additional $2.9 million of expense related to debt issuance costs attributable to the refinancing. These costs were recorded to “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income.
On March 26, 2021, we amended the Revolving Credit Facility, to (i) decrease the Applicable Rate (as defined in the Credit Agreement) related to any Revolving Loans (as defined in the Credit Agreement) from a rate per annum that ranged from an alternative base rate (“ABR”) plus 2.50% to ABR plus 3.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio to ABR plus 1.75%; and in the case of Eurodollar Loans (as defined in the Credit Agreement) from a rate per annum which ranged from the Adjusted LIBOR plus 3.50% to the Adjusted LIBOR plus 4.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio (as defined in the Credit Agreement), to the Adjusted LIBOR (as defined in the Credit Agreement) plus 2.75%, and (ii) extend the maturity date of the Revolving Facility from December 13, 2024 to June 13, 2026. The other material terms of the Credit Agreement are unchanged and the amendment does not change the capacity of our Revolving Credit Facility. No unamortized debt issuance costs associated with the Revolving Credit Facility were written off and direct fees and costs incurred in connection with the amendment were immaterial.
As of March 31, 2022 and December 31, 2021, capitalized debt issuance costs totaled $2.5 million and $2.7 million, respectively, and debt discounts totaled $16.5 million and $17.3 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized as a component of interest expense over the term of the debt agreement.
The Senior Secured Credit Facilities contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including upon a change of control. As of March 31, 2022, we were in compliance with all the Senior Secured Credit Facilities covenants.
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

Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of March 31, 2022, the Company had $69.2 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $278.3 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to eliminate the variability of cash flows in the interest payments associated with the Term Loan due to changes in LIBOR (or its successor). For additional information on the derivative instruments described above, refer to Note 17, “Financial Instruments and Financial Risk”, “Derivatives Instruments.”
First Lien Notes
On July 31, 2020, SHH issued $100.0 million aggregate principal amount of senior secured first lien notes due 2026 (the “First Lien Notes”), which were scheduled to mature on December 13, 2026. On August 27, 2021 SHH redeemed in full the $100.0 million aggregate principal amount of the First Lien Notes. In connection with this redemption, the Company paid a $3.0 million early redemption premium, in accordance with the terms of the First Lien Notes Indenture, and wrote off $3.4 million of debt issuance and discount costs. The Company recognized these expenses within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2021.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates made in connection with the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in critical accounting policies, management estimates or accounting policies since the year ended December 31, 2021.
NEW ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements applicable to our business, see Note 2, “Recent Accounting Standards”.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. These market risks have not materially changed for the three months ended March 31, 2022.
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
Changes in Internal Control
During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Proceedings Described in Note 16 “Commitments and Contingencies” of Our Consolidated Financial Statements
Note 16, “Commitments and Contingencies” to our consolidated financial statements for the three months ended March 31, 2022 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 16 “Commitments and Contingencies” for information regarding the following legal proceedings, which information is incorporated into this item by reference:
•Business Interruption Claim (NRU Outage)
•Ethylene Oxide Tort Litigation – Illinois and Georgia
•Georgia Facility Operations Litigation; and
•New Mexico Attorney General Litigation
Legal Proceedings That Are Not Described in Note 16 “Commitments and Contingencies” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 16 “Commitments and Contingencies” to our consolidated financial statements for the three months ended March 31, 2022 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matter also constitutes a material pending legal proceeding, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
An escrow account was established in 2011 to satisfy indemnity claims for losses related to this matter. The balance of the special escrow at March 31, 2022, was approximately US$1.9 million and the cash collateral held by ABN Amro to provide security for the claims against us was approximately €2.4 million (US$2.7 million) as of March 31, 2022. These amounts are available to satisfy claims relating to the ongoing matter through its anticipated resolution. At this time, we expect that the appeal of this matter will likely take several years to resolve; however, we believe the indemnification receivable continues to be recoverable and plan to ensure escrow funds remain in place to cover outcomes of an appeal.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Refer to Part I, Item 1A of our 2021 Form 10-K for a detailed discussion of risk factors affecting us.

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
Date: May 5, 2022