Form 10-Q
period 2022-06-30
Sotera Health Co
filed 2022-08-04
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of July 27, 2022, there were 282,902,367 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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
•our significant leverage could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, limit our flexibility in operating our business through restrictions contained in our debt agreements and prevent us from meeting our obligations under our existing and future indebtedness; and
•uncertainty around discontinuation of LIBOR and transition to certain other interest “benchmarks.”
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

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands)

	As of
	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$139,564	$106,917
Restricted cash short-term	1,054	7
Accounts receivable, net of allowance for uncollectible accounts of $1,816 and $1,287, respectively	119,852	108,183
Inventories, net	39,652	54,288
Prepaid expenses and other current assets	81,173	71,923
Income taxes receivable	17,386	4,643
Total current assets	398,681	345,961
Property, plant, and equipment, net	699,571	650,797
Operating lease assets	29,853	39,946
Deferred income taxes	5,425	5,885
Investment in unconsolidated affiliate	—	9,405
Post-retirement assets	8,788	5,478
Other assets	38,308	12,866
Other intangible assets, net	543,057	598,844
Goodwill	1,116,002	1,120,320
Total assets	$2,839,685	$2,789,502
Liabilities and equity
Current liabilities:
Accounts payable	$65,271	$72,868
Accrued liabilities	52,658	61,861
Deferred revenues	6,863	8,669
Current portion of finance lease obligations	1,615	1,160
Current portion of operating lease obligations	8,132	9,289
Current portion of asset retirement obligations	606	619
Income taxes payable	6,876	6,695
Total current liabilities	142,021	161,161
Long-term debt	1,745,548	1,743,534
Finance lease obligations, less current portion	57,140	40,877
Operating lease obligations, less current portion	24,546	33,017
Noncurrent asset retirement obligations	42,688	41,833
Deferred lease income	20,146	20,745
Post-retirement obligations	11,198	11,464
Noncurrent liabilities	15,668	16,274
Deferred income taxes	144,730	134,501
Total liabilities	2,203,685	2,203,406
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at June 30, 2022 and December 31, 2021, respectively.	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 authorized; no shares issued at June 30, 2022 and December 31, 2021, respectively	—	—
Treasury stock, at cost (3,135 and 3,052 shares at June 30, 2022 and December 31, 2021, respectively)	(32,654)	(33,545)
Additional paid-in capital	1,181,995	1,172,593
Retained deficit	(411,187)	(472,246)
Accumulated other comprehensive loss	(105,014)	(83,566)
Total equity attributable to Sotera Health Company	636,000	586,096
Noncontrolling interests	—	—
Total equity	636,000	586,096
Total liabilities and equity	$2,839,685	$2,789,502
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Service	$221,529	$208,710	$427,747	$397,408
Product	45,110	43,207	75,646	66,657
Total net revenues	266,639	251,917	503,393	464,065
Cost of revenues:
Service	98,407	91,391	192,983	176,427
Product	17,836	16,765	31,139	28,505
Total cost of revenues	116,243	108,156	224,122	204,932
Gross profit	150,396	143,761	279,271	259,133
Operating expenses:
Selling, general and administrative expenses	63,132	49,828	122,674	102,293
Amortization of intangible assets	15,769	15,661	31,610	32,204
Total operating expenses	78,901	65,489	154,284	134,497
Operating income	71,495	78,272	124,987	124,636
Interest expense, net	14,044	19,163	24,448	40,445
Impairment of investment in unconsolidated affiliate	9,613	—	9,613	—
Loss on extinguishment of debt	—	—	—	14,312
Foreign exchange (gain) loss	(755)	76	33	654
Other expense (income), net	485	(2,764)	(2,482)	(6,654)
Income before income taxes	48,108	61,797	93,375	75,879
Provision for income taxes	17,690	19,182	32,316	22,199
Net income	30,418	42,615	61,059	53,680
Less: Net income attributable to noncontrolling interests	—	16	—	239
Net income attributable to Sotera Health Company	30,418	42,599	61,059	53,441
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $179, $(142), $87, and $(226), respectively)	532	(421)	258	(670)
Interest rate derivatives (net of taxes of $1,241, $0, $3,350 and $0, respectively)	3,178	—	9,357	—
Foreign currency translation	(46,038)	20,425	(31,063)	17,339
Comprehensive income (loss)	(11,910)	62,619	39,611	70,349
Less: comprehensive income attributable to noncontrolling interests	—	326	—	534
Comprehensive income (loss) attributable to Sotera Health Company	$(11,910)	$62,293	$39,611	$69,815
Earnings per share:
Basic	$0.11	$0.15	$0.22	$0.19
Diluted	0.11	0.15	0.22	0.19
Weighted average number of shares outstanding:
Basic	279,990	279,078	279,910	278,953
Diluted	280,171	279,214	280,038	279,078
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$61,059	$53,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,611	31,062
Amortization of intangible assets	41,378	44,060
Impairment of investment in unconsolidated affiliate	9,613	—
Loss on extinguishment of debt	—	14,312
Deferred income taxes	10,416	3,504
Share-based compensation expense	10,339	6,942
Accretion of asset retirement obligations	1,118	1,153
Unrealized foreign exchange losses	1,274	1,097
Unrealized gains on derivatives not designated as hedging instruments	(8,029)	(1,614)
Amortization of debt issuance costs	2,836	3,245
Other	(4,043)	(4,241)
Changes in operating assets and liabilities:
Accounts receivable	(13,921)	(25,754)
Inventories	14,012	(770)
Other current assets	(6,683)	983
Accounts payable	(9,993)	15,080
Accrued liabilities	(11,869)	(4,375)
Income taxes payable / receivable	(15,968)	(3,998)
Other liabilities	(468)	(95)
Other long-term assets	(4,426)	(15)
Net cash provided by operating activities	108,256	134,256
Investing activities:
Purchases of property, plant and equipment	(71,642)	(44,789)
Purchase of mandatorily redeemable noncontrolling interest in Nelson Laboratories Fairfield, Inc.	—	(12,425)
Purchase of BioScience Laboratories, LLC, net of cash acquired	—	(13,760)
Adjustment to purchase of Regulatory Compliance Associates Inc.	450	—
Net cash used in investing activities	(71,192)	(70,974)
Financing activities:
Purchase of noncontrolling interests in China subsidiaries	—	(7,720)
Payments of debt issuance costs	(27)	(3,661)
Other financing activities	(1,056)	(709)
Net cash used in financing activities	(1,083)	(12,090)
Effect of exchange rate changes on cash and cash equivalents	(2,287)	2,578
Net increase in cash and cash equivalents, including restricted cash	33,694	53,770
Cash and cash equivalents, including restricted cash, at beginning of period	106,924	102,454
Cash and cash equivalents, including restricted cash, at end of period	$140,618	$156,224
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$42,057	$36,615
Cash paid during the period for income taxes, net of tax refunds received	37,340	22,785
Purchases of property, plant and equipment included in accounts payable	17,923	9,670
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Treasury Stock
Balance at March 31, 2022	282,930	$2,860	$(33,536)	$1,177,097	$(441,605)	$(62,686)	$—	$642,130
Share-based compensation plans	(28)	—	882	4,898	—	—	—	5,780
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	532	—	532
Foreign currency translation	—	—	—	—	—	(46,038)	—	(46,038)
Interest rate derivatives, net of tax	—	—	—	—	—	3,178	—	3,178
Net income	—	—	—	—	30,418	—	—	30,418
Balance at June 30, 2022	282,902	$2,860	$(32,654)	$1,181,995	$(411,187)	$(105,014)	$—	$636,000

	Six Months Ended June 30, 2022
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2021	282,985	$2,860	$(33,545)	$1,172,593	$(472,246)	$(83,566)	$—	$586,096
Share-based compensation plans	(83)	—	891	9,402	—	—	—	10,293
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	258	—	258
Foreign currency translation	—	—	—	—	—	(31,063)	—	(31,063)
Interest rate derivatives, net of tax	—	—	—	—	—	9,357	—	9,357
Net income	—	—	—	—	61,059	—	—	61,059
Balance at June 30, 2022	282,902	$2,860	$(32,654)	$1,181,995	$(411,187)	$(105,014)	$—	$636,000
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity (continued)
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
Noncontrolling interests represented the noncontrolling stockholders’ proportionate share of the total equity in the Company’s consolidated subsidiaries. In the second quarter of 2021, we purchased the outstanding noncontrolling interests of 15% and 33% of our two China subsidiaries. Refer to Note 4, “Acquisitions” for additional details. Prior to our acquisition of the noncontrolling interests in our two subsidiaries in China, we consolidated the results of operations of these subsidiaries with our results of operations and reflected the noncontrolling interest on our Consolidated Statements of Operations and Comprehensive Income (Loss) as “Net income attributable to noncontrolling interests.”
On March 11, 2021, we purchased the 15% noncontrolling interest that remained from the August 2018 acquisition of Nelson Laboratories Fairfield, Inc. (“Nelson Labs Fairfield”). As the purchase of this noncontrolling interest was mandatorily redeemable, no earnings were allocated to this noncontrolling interest. See Note 4, “Acquisitions” for additional details.
In July 2020, we acquired a 60% equity ownership interest in Auralux Enterprises, Ltd. (“Auralux”), a joint venture to construct an E-beam facility in Alberta, Canada in connection with our acquisition of Iotron Industries Canada, Inc. (“Iotron”). We determined this to be an investment in a variable interest entity (“VIE”). The investment was not consolidated as the Company concluded that we are not the primary beneficiary of the VIE. The Company accounts for the joint venture using the equity method. The investment is reflected within “Investment in unconsolidated affiliates” on the Consolidated Balance Sheets. During the three months ended June 30, 2022, we identified certain events and circumstances that indicated a decline in value of our investment in Auralux that was other-than-temporary. Consequently, as of June 30, 2022, we wrote down the investment in Auralux to its fair value of $0, resulting in an impairment charge of approximately $9.6 million.
Use of Estimates – In preparing our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), we make estimates and assumptions that affect the amounts reported and the accompanying notes. We regularly evaluate the estimates and assumptions used and revise them as new information becomes available. Actual results may vary from those estimates.
Interim Financial Statements – The accompanying consolidated financial statements include the assets, liabilities, operating results, and cash flows of the Company and its wholly owned subsidiaries. These financial statements are prepared in accordance with U.S. GAAP for interim financial information, the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes on Form 10-K for the year ended December 31, 2021.
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

ASUs Issued But Not Yet Adopted
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
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three and six months ended June 30, 2022 and 2021:

(thousands of U.S. dollars)	Three Months Ended June 30, 2022
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$157,792	$46,386	$—	$204,178
Over time	—	4,092	58,369	62,461
Total	$157,792	$50,478	$58,369	$266,639

(thousands of U.S. dollars)	Three Months Ended June 30, 2021
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$145,182	$47,753	$—	$192,935
Over time	—	1,372	57,610	58,982
Total	$145,182	$49,125	$57,610	$251,917

(thousands of U.S. dollars)	Six Months Ended June 30, 2022
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$307,254	$79,671	$—	$386,925
Over time	—	4,809	111,659	116,468
Total	$307,254	$84,480	$111,659	$503,393

(thousands of U.S. dollars)	Six Months Ended June 30, 2021
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$276,333	$73,671	$—	$350,004
Over time	—	1,372	112,689	114,061
Total	$276,333	$75,043	$112,689	$464,065
Contract Balances
As of June 30, 2022, and December 31, 2021, contract assets included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets totaled approximately $21.7 million and $15.6 million, respectively, resulting from revenue recognized over time in excess of the amount billed to the customer.

Sotera Health Company
Notes to Consolidated Financial Statements
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $6.9 million and $8.7 million at June 30, 2022 and December 31, 2021, respectively. We recognize deferred revenue after all revenue recognition criteria are met.
4.Acquisitions
Acquisition of Regulatory Compliance Associates Inc.
On November 4, 2021, we acquired Regulatory Compliance Associates Inc. (“RCA”) for approximately $30.6 million, net of $0.6 million of cash acquired. RCA is an industry leader in providing life sciences consulting focused on quality, regulatory, and technical advisory services for the pharmaceutical, medical device and combination device industries. Headquartered in Pleasant Prairie, Wisconsin, RCA will expand and further strengthen the technical consulting and expert advisory capabilities of our Nelson Labs segment.
The purchase price of RCA was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. Changes to the allocation of the purchase price may occur as these measurements are completed. As of June 30, 2022, approximately $25.2 million of goodwill was recorded related to the RCA acquisition, representing the excess of the purchase price over preliminary estimated fair values of all the assets acquired and liabilities assumed. Based on our most recent estimates, we also recorded $6.4 million of finite-lived intangible assets, primarily related to customer relationships. The purchase price allocation will be finalized within a measurement period not to exceed one year from closing. We funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to our consolidated financial statements.

Acquisition of Noncontrolling Interests in China Subsidiaries
On May 18, 2021, we acquired the remaining 15% and 33% noncontrolling interests associated with our two subsidiaries located in China. As a result, both entities are now 100% owned by the Company. The purchase price of the remaining equity interests was approximately $8.6 million, net of the cancellation of an $0.8 million demand note. We paid 90% of the cash consideration on the acquisition date. The remaining amounts were partially settled in post-closing payments in the third quarter of 2021; $0.2 million of the post-closing payment remain outstanding as of June 30, 2022 subject to the terms of the equity transfer agreements. As a result of the transactions, we continue to consolidate both of these subsidiaries, however, as of May 18, 2021, we no longer record noncontrolling interests in the consolidated financial statements as these subsidiaries are fully owned by the Company. The purchases were accounted for as equity transactions. As a result of these transactions, noncontrolling interests were reduced by $2.8 million reflecting the carrying value of the interest with $5.8 million of the difference charged to additional paid-in capital.
Acquisition of Mandatorily Redeemable Noncontrolling Interest - Nelson Labs Fairfield
On March 11, 2021, we completed the acquisition of the remaining 15% ownership of Nelson Labs Fairfield for $12.4 million, resulting in a gain of $1.2 million included in “Other expense (income), net” in the Consolidated Statements of Operations and Comprehensive Income (Loss) relative to the $13.6 million previously accrued. Pursuant to the terms of the acquisition, we initially acquired 85% of the equity interests of Nelson Labs Fairfield in August 2018 and were obligated to acquire the remaining 15% noncontrolling interest within three years from the date of the acquisition.
Acquisition of BioScience Laboratories, LLC
On March 8, 2021, we acquired BioScience Laboratories, LLC (“BioScience Labs”) for approximately $13.5 million, net of $0.2 million of cash acquired plus the contemporaneous repayment of BioScience Lab's outstanding debt of $1.9 million. BioScience Labs is a provider of outsourced topical antimicrobial product testing in the pharmaceutical, medical device, and consumer products industries with one location in Bozeman, Montana. BioScience Labs is included within the Nelson Labs segment.

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
5.Inventories
Inventories consisted primarily of the following:

(thousands of U.S. dollars)
	June 30, 2022	December 31, 2021
Raw materials and supplies	$33,329	$41,514
Work-in-process	484	3,919
Finished goods	5,961	8,979
	39,774	54,412
Reserve for excess and obsolete inventory	(122)	(124)
Inventories, net	$39,652	$54,288
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted primarily of the following:

(thousands of U.S. dollars)
	June 30, 2022	December 31, 2021
Prepaid taxes	$27,972	$24,937
Prepaid business insurance	5,070	10,707
Prepaid rent	1,153	920
Customer contract assets	21,746	15,565
Insurance and indemnification receivables	4,245	3,144
Current deposits	647	623
Prepaid maintenance contracts	388	279
Value added tax receivable	1,128	2,512
Prepaid software licensing	2,444	2,055
Stock supplies	3,420	3,374
Embedded derivatives	1,389	496
Other	11,571	7,311
Prepaid expenses and other current assets	$81,173	$71,923
7.Goodwill and Other Intangible Assets
Changes to goodwill during the six months ended June 30, 2022 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2021	$660,743	$288,905	$170,672	$1,120,320
RCA acquisition measurement period adjustments	—	—	4,601	4,601
Changes due to foreign currency exchange rates	(1,857)	(4,307)	(2,755)	(8,919)
Goodwill at June 30, 2022	$658,886	$284,598	$172,518	$1,116,002

Sotera Health Company
Notes to Consolidated Financial Statements
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of June 30, 2022
Finite-lived intangible assets
Customer relationships	$652,538	$391,452
Proprietary technology	87,177	47,793
Trade names	2,555	452
Land-use rights	9,255	1,620
Sealed source and supply agreements	214,744	91,341
Other	5,679	2,673
Total finite-lived intangible assets	971,948	535,331

Indefinite-lived intangible assets
Regulatory licenses and other(a)	80,878	—
Trade names / trademarks	25,562	—
Total indefinite-lived intangible assets	106,440	—
Total	$1,078,388	$535,331

As of December 31, 2021	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$668,628	$365,935
Proprietary technology	88,826	44,866
Trade names	145	116
Land-use rights	9,744	1,586
Sealed source and supply agreements	241,611	109,838
Other	6,454	2,166
Total finite-lived intangible assets	1,015,408	524,507

Indefinite-lived intangible assets
Regulatory licenses and other(a)	82,110	—
Trade names / trademarks	25,833	—
Total indefinite-lived intangible assets	107,943	—
Total	$1,123,351	$524,507
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
Amortization expense for other intangible assets was $21.2 million ($5.4 million is included in “Cost of revenues” and $15.8 million in “Selling, general and administrative expenses”) and $41.4 million ($9.8 million is included in “Cost of revenues” and $31.6 million in “Selling, general and administrative expenses”) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022, respectively.

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
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2022	$40,551
2023	81,166
2024	80,389
2025	43,028
2026	22,788
Thereafter	168,695
Total	$436,617
The weighted-average remaining useful life of the finite-lived intangible assets was approximately 8.8 years as of June 30, 2022.
8.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	June 30, 2022	December 31, 2021
Accrued employee compensation	$27,500	$33,334
Legal reserves	3,119	3,259
Accrued interest expense	782	10,755
Embedded derivatives	2,322	—
Professional fees	7,972	4,314
Accrued utilities	1,671	1,797
Insurance accrual	1,781	2,068
Accrued taxes	3,291	2,209
Other	4,220	4,125
Accrued liabilities	$52,658	$61,861
9.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
	June 30, 2022	December 31, 2021
Term loan, due 2026	$1,763,100	$1,763,100
Other long-term debt	450	450
Total long-term debt	1,763,550	1,763,550
Less unamortized debt issuance costs and debt discounts	(18,002)	(20,016)
Total long-term debt, less debt issuance costs and debt discounts	$1,745,548	$1,743,534

Sotera Health Company
Notes to Consolidated Financial Statements
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Revolving Credit Facility and Term Loan mature on June 13, 2026 and December 13, 2026, respectively. The total borrowing capacity under the Revolving Credit Facility is $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of June 30, 2022 and December 31, 2021, total borrowings under the Term Loan were $1,763.1 million, respectively, and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the three months ended June 30, 2022 and June 30, 2021 was 3.53% and 3.25%, respectively, and 3.39% and 3.64% for the six months ended June 30, 2022 and June 30, 2021, respectively.
On January 20, 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over the London Interbank Offered Rate (“LIBOR”) on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The changes resulted in an effective reduction in current interest rates of 225 basis points. In connection with this amendment, we wrote off $11.3 million of unamortized debt issuance and discount costs and incurred an additional $2.9 million of expense related to debt issuance costs attributable to the refinancing. These costs were recorded to “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
On March 26, 2021, we amended the Revolving Credit Facility, to (i) decrease the Applicable Rate (as defined in the Credit Agreement) related to any Revolving Loans (as defined in the Credit Agreement) from a rate per annum that ranged from an alternative base rate (“ABR”) plus 2.50% to ABR plus 3.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio to ABR plus 1.75%; and in the case of Eurodollar Loans (as defined in the Credit Agreement) from a rate per annum which ranged from the Adjusted LIBOR plus 3.50% to the Adjusted LIBOR plus 4.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio (as defined in the Credit Agreement), to the Adjusted LIBOR (as defined in the Credit Agreement) plus 2.75%, and (ii) extend the maturity date of the Revolving Facility from December 13, 2024 to June 13, 2026. The other material terms of the Credit Agreement remain unchanged and the amendment does not change the capacity of our Revolving Credit Facility. No unamortized debt issuance costs associated with the Revolving Credit Facility were written off and direct fees and costs incurred in connection with the amendment were immaterial.
As of June 30, 2022 and December 31, 2021, capitalized debt issuance costs totaled $2.4 million and $2.7 million, respectively, and debt discounts totaled $15.6 million and $17.3 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized as a component of interest expense over the term of the debt agreement.
The Senior Secured Credit Facilities contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including upon a change of control. As of June 30, 2022, we were in compliance with all the Senior Secured Credit Facilities covenants.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of June 30, 2022, the Company had $70.1 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $277.4 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with the Term Loan due to changes in LIBOR (or its successor). For additional information on the derivative instruments described above, refer to Note 17, “Financial Instruments and Financial Risk”, “Derivatives Instruments.”
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
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of June 30, 2022, are as follows:

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
Our effective tax rates were 36.8 % and 34.6% for the three and six months ended June 30, 2022, respectively, compared to 31.0% and 29.3% for the three and six months ended June 30, 2021, respectively.
Income tax expense for the three months ended June 30, 2022 differed from the statutory rate primarily due to a net increase in the valuation allowance, the impact of the foreign rate differential, and global intangible low-tax income (“GILTI”). The increase in the valuation allowance was attributable to the limitation on the deductibility of interest expense and the impairment of the investment in Auralux. Provision for income tax expense for the three months ended June 30, 2021 was offset by a discrete item, which reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.

Sotera Health Company
Notes to Consolidated Financial Statements
Income tax expense for the six months ended June 30, 2022 differed from the statutory rate primarily due to a net increase in the valuation allowance, the impact of the foreign rate differential, and GILTI. Provision for income tax expense for the six months ended June 30, 2021 was offset by an additional discrete item in the first quarter of 2021, which reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.
11.Employee Benefits
The Company sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution pension plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined benefit pension plan
The interest cost, expected return on plan assets and amortization of net actuarial loss are recorded in “Other expense (income), net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic pension cost for the defined benefit plan for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2022	2021	2022	2021
Service cost	$247	$307	$496	$605
Interest cost	1,889	1,662	3,792	3,275
Expected return on plan assets	(3,676)	(3,665)	(7,380)	(7,222)
Amortization of net actuarial loss	—	275	—	542
Net periodic benefit	$(1,540)	$(1,421)	$(3,092)	$(2,800)
Other benefit plans
Other benefit plans include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. All but one, non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2022	2021	2022	2021
Service cost	$4	$7	$8	$14
Interest cost	65	61	130	120
Amortization of net actuarial (gain) loss	(2)	9	(4)	17
Net periodic benefit cost	$67	$77	$134	$151
We currently expect funding requirements of approximately $3.1 million in each of the next five years to fund the regulatory solvency deficit, as defined by Canadian federal regulation, which require solvency testing on defined benefit pension plans.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of June 30, 2022, and December 31, 2021, we had letters of credit outstanding relating to the defined benefit plans totaling $46.9 million and $46.2 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.

Sotera Health Company
Notes to Consolidated Financial Statements
12.Related Parties
We do business with a number of companies affiliated with Warburg Pincus and GTCR, which we refer to collectively as the “Sponsors”. All transactions with these companies have been conducted in the ordinary course of our business and are not material to our operations.
13.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives	Total
Beginning balance – April 1, 2022	$(17,855)		$(51,414)	$6,583	$(62,686)
Other comprehensive income (loss) before reclassifications	534		(46,038)	3,178	(42,326)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(a)	—	—	(2)
Net current-period other comprehensive income (loss)	532		(46,038)	3,178	(42,328)
Ending balance – June 30, 2022	$(17,323)		$(97,452)	$9,761	$(105,014)

Beginning balance – January 1, 2022	$(17,581)		$(66,389)	$404	(83,566)
Other comprehensive income (loss) before reclassifications	262		(31,063)	9,357	(21,444)
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	(a)	—	—	(4)
Net current-period other comprehensive income (loss)	258		(31,063)	9,357	(21,448)
Ending balance – June 30, 2022	$(17,323)		$(97,452)	$9,761	$(105,014)

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives	Total
Beginning balance – April 1, 2021	$(44,392)		$(52,770)	$—	$(97,162)
Other comprehensive income (loss) before reclassifications	(705)		20,115	—	19,410
Amounts reclassified from accumulated other comprehensive income (loss)	284	(a)	—	—	284
Net current-period other comprehensive income (loss)	(421)		20,115	—	19,694
Ending balance – June 30, 2021	$(44,813)		$(32,655)	$—	$(77,468)

Beginning balance – January 1, 2021	$(44,143)		$(49,699)	$—	$(93,842)
Other comprehensive income (loss) before reclassifications	(1,229)		17,044	—	15,815
Amounts reclassified from accumulated other comprehensive income (loss)	559	(a)	—	—	559
Net current-period other comprehensive income (loss)	(670)		17,044	—	16,374
Ending balance – June 30, 2021	$(44,813)		$(32,655)	$—	$(77,468)

Sotera Health Company
Notes to Consolidated Financial Statements
(a)For defined benefit pension plans, amounts reclassified from accumulated other comprehensive income (loss) are recorded to “Other expense (income), net” within the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Restricted stock distributed in respect of pre-IPO Class B-2 Units (which were considered performance vesting units) are scheduled to vest only upon satisfaction of certain thresholds. These units generally vest as of the first date on which (i) our Sponsors have received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Sotera Health Topco Parent, L.P. (of which the Company was a direct wholly owned subsidiary prior to the IPO) and (ii) the Sponsors’ internal rate of return exceeds twenty percent, subject to such grantee’s continued services through such date. In the event of a change in control of the Company, any outstanding shares of our common stock distributed in respect of Class B-2 Units that remain unvested immediately following the consummation of such a change in control of the Company shall be immediately canceled and forfeited without compensation. Stock based compensation expense attributed to the pre-IPO Class B-2 awards was recorded in the fourth quarter of 2020 as the related performance conditions were considered probable of achievement and the implied service conditions were met. As of June 30, 2022, these awards remain unvested.
We recognized $0.5 million and $0.7 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.
A summary of the activity for the six months ended June 30, 2022 related to the restricted stock awards distributed to the Company service providers in respect of the pre-IPO awards (Class B-1 and B-2 Units) is presented below:

	Restricted Stock - Pre- IPO B-1	Restricted Stock - Pre- IPO B-2
Unvested at December 31, 2021	1,206,089	2,023,959
Forfeited	(32,614)	(136,252)
Vested	(251,639)	—
Unvested at June 30, 2022	921,836	1,887,707
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

We recognized $5.3 million ($2.2 million for stock options and $3.1 million for RSUs) and $2.8 million ($1.3 million for stock options and $1.5 million for RSUs) of share-based compensation expense for these awards for the three months ended June 30, 2022 and 2021, respectively. We recognized $9.2 million ($3.7 million for stock options and $5.5 million for RSUs) and $5.6 million ($2.5 million for stock options and $3.1 million for RSUs) for the six months ended June 30, 2022 and 2021, respectively, in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses.”

Sotera Health Company
Notes to Consolidated Financial Statements
Stock Options
Stock options generally vest ratably over a period of three or four years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted-average Exercise Price
At December 31, 2021	2,423,256	$23.02
Granted	1,416,967	20.03
Forfeited	(61,393)	22.78
Exercised	—	—
At June 30, 2022	3,778,830	$21.90
As of June 30, 2022, there were 0.6 million stock options vested.
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on our market price on the date of grant. The following table summarizes our unvested RSUs activity for the six months ended June 30, 2022:

	Number of Shares	Weighted-average Grant Date Fair Value
Unvested at December 31, 2021	640,122	$23.19
Granted	923,137	20.70
Forfeited	(37,499)	22.68
Vested	(88,459)	24.13
Unvested at June 30, 2022	1,437,301	$21.55
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

Sotera Health Company
Notes to Consolidated Financial Statements
Our basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Earnings:
Net income	$30,418	$42,615	$61,059	$53,680
Less: Net income attributable to noncontrolling interests	—	16	—	239
Less: Allocation to participating securities	308	574	645	746
Net income attributable to Sotera Health Company common shareholders	$30,110	$42,025	$60,414	$52,695
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	279,990	279,078	279,910	278,953
Dilutive effect of potential common shares	181	136	128	125
Weighted-average common shares outstanding - diluted	280,171	279,214	280,038	279,078
Earnings per Common Share:
Net income per common share attributable to Sotera Health Company common shareholders - basic	$0.11	$0.15	$0.22	$0.19
Net income per common share attributable to Sotera Health Company common shareholders - diluted	0.11	0.15	0.22	0.19
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
in thousands of share amounts	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stock options	3,780	2,404	3,337	2,404
RSUs	11	4	17	4
Total anti-dilutive securities	3,791	2,408	3,354	2,408
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
Fact discovery in the Consolidated Case concluded on February 1, 2022. On June 28, 2022 the Court granted summary judgment, dismissing plaintiffs’ ultrahazardous activity / strict liability claims and denying the remainder of the motions. Three of the individual cases included in the Consolidated Case have been scheduled for trials in 2022. Plaintiffs in those three cases have been granted permission to seek punitive damage awards against subsidiaries of the Company and another party. The first trial is now expected to begin on August 12, 2022. The next two individual trials are scheduled to begin in the third and fourth quarters of 2022, followed by five individual trials scheduled to occur consecutively, beginning in the first quarter of 2023. Additional trial dates are expected to be announced on September 7, 2022.
Georgia
Since August 17, 2020, approximately 300 plaintiffs have filed lawsuits against subsidiaries of the Company and other parties in the State Court of Cobb County, Georgia and the State Court of Gwinnett County, Georgia alleging that they suffered personal injuries resulting from emissions and releases of EO from Sterigenics’ Atlanta facility. Additional derivative claims are alleged on behalf of other individuals related to some of these personal injury plaintiffs. Our subsidiaries are also defendants in two lawsuits alleging that the Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. These personal injury and property devaluation plaintiffs seek various forms of relief including damages. All but two of the personal injury lawsuits pending in Cobb County have been consolidated for pretrial purposes. The Court has entered a phased case management schedule for a “pool” of ten of the consolidated cases by which threshold general causation issues will be decided in Phase 1, followed by specific causation issues in Phase 2 as to any of the pooled cases that survive Phase 1. The Court has stayed the remainder of the consolidated personal injury cases pending in Cobb County and an immediate appeal of a discrete procedural issue is being pursued by the defendants. One personal injury case is pending in Gwinnett County and is scheduled for trial in June 2023. The remaining two personal injury cases and two property devaluation cases are in various stages of pleadings and motions practice and fact discovery.
Georgia Facility Operations Litigation
In October 2019, while Sterigenics had voluntarily suspended the facility’s operations to install emissions reduction enhancements at its Atlanta facility, Cobb County, Georgia officials asserted that the facility had an incorrect “certificate of occupancy” and could not resume operations without obtaining a new certificate of occupancy after a third-party code compliance review. On March 30, 2020 Sterigenics filed suit against Cobb County, Georgia and certain of its officials for wrongfully interfering with operations of the facility. On April 1, 2020 Sterigenics won a Temporary Restraining Order prohibiting Cobb County officials from interfering with the facility’s normal operations, which relief has been extended until entry of a final judgment in the case. The parties are conducting expert discovery, which is scheduled to end in September 2022. A Modified Scheduling Order was entered on July 14, 2022, including that trial will take place no later than March 2023.
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

Sotera Health Company
Notes to Consolidated Financial Statements
2021 the Court entered an order identifying a protocol to monitor Sterigenics’ compliance with the Order. A motion challenging the Court’s jurisdiction over the Company and certain other defendants has been held in abeyance until the completion of jurisdictional discovery, and all other motions to dismiss have been denied. The parties are conducting fact discovery.
*    *    *
Our insurance for litigation related to alleged environmental liabilities, like the litigation pending in Illinois, Georgia and New Mexico described above has limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook, Illinois litigation was fully utilized by June 30, 2020. The remaining $10.0 million limit is currently being utilized for occurrences related to the EO litigation in Georgia and New Mexico described above. As of June 30, 2022, we have utilized approximately $6.0 million of the remaining $10.0 million limit. Our insurance for future alleged environmental liabilities excludes coverage for EO claims.
In addition, we are pursuing other insurance coverage for EO tort litigation. In 2021, Sterigenics U.S., LLC filed an insurance coverage lawsuit in the U.S. District Court for the Northern District of Illinois relating to two commercial general liability policies issued in the 1980s. On August 3, 2022, the Court issued a Memorandum Opinion and Order concluding that the insurer owes Sterigenics U.S., LLC and another insured party a duty to defend the Willowbrook, Illinois litigation, which may allow us to recover defense costs related to that litigation.
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
In May 2022, we entered into two interest rate cap agreements with a combined notional amount of $1,000.0 million for a total option premium of $4.1 million. The interest rate caps have a forward start date of July 31, 2023 and expire on July 31, 2024. We have designated these interest rate caps as cash flow hedges designed to hedge the variability of cash flows attributable to changes in the benchmark interest rate of our Term Loan. Under the current terms of the loan agreement, the benchmark interest rate index is expected to transition from LIBOR to the term Secured Overnight Financing Rate (“SOFR”) at the earlier of June 30, 2023 or the Company’s election to “early opt-in” to SOFR. Accordingly, the interest rate cap agreements hedge the variability of cash flows attributable to changes in SOFR by limiting our cash flow exposure related to the term SOFR under a portion of our variable rate borrowings to 3.5%.
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
Derivatives Not Designated in Hedge Relationships
Additionally, from time to time, the Company enters into interest rate derivatives to manage economic risks associated with our variable rate borrowings that are not designated in hedge relationships. These instruments are recorded at fair value on the Consolidated Balance Sheets, with any changes in the value recorded in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Sotera Health Company
Notes to Consolidated Financial Statements
In June 2020, SHH entered into two interest rate cap agreements with notional amounts of $1,000.0 million and $500.0 million, respectively, for a total option premium of $0.3 million. These instruments were initially scheduled to terminate on August 31, 2021 and February 28, 2022, respectively. The interest rate caps limit our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 1%. In February 2021, we amended the two interest rate cap agreements referenced above to reduce the strike rate from 1% to 0.5%. Premiums paid to amend the interest rate caps were immaterial.
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
The Company also entered into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries. The foreign currency forward contracts expire on a monthly basis. The fair value of the outstanding foreign currency forward contracts was zero as of June 30, 2022 and December 31, 2021, respectively.
Embedded Derivatives
We have embedded derivatives in certain of our customer and supply contracts as a result of the currency of the contract being different from the functional currency of the parties involved. Changes in the fair value of the embedded derivatives are recognized in “Other expense (income), net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table provides a summary of the notional and fair values of our derivative instruments:

	June 30, 2022				December 31, 2021
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate caps	$2,000.0	(a)	$19,144	$—	$1,000.0	$2,322	$—
Derivatives not designated as hedging instruments:
Interest rate caps	$1,000.0		$11,100	$—	$1,500.0	$1,654	$—
Embedded derivatives	190.7	(b)	1,389	2,322	144.4	496	—
Total	$3,190.7		$31,633	$2,322	$2,644.4	$4,472	$—
(a)$1,000.0 million and $1,000.0 million notional amount of interest rate caps designated as hedging instruments have forward start dates beginning on December 31, 2022 and July 31, 2023, respectively.
(b)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
Embedded derivative assets and interest rate caps are included in “Prepaid expenses and other current assets” and “Other assets,” respectively, on the Consolidated Balance Sheets depending upon their respective maturity dates. Embedded derivative liabilities are included in “Accrued liabilities” on the Consolidated Balance Sheets.

Sotera Health Company
Notes to Consolidated Financial Statements
The following tables summarize the activities of our derivative instruments for the periods presented, and the line item they are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized (gain) loss on interest rate caps recorded in interest expense, net	$(3,100)	$293	$(9,446)	$383
Realized gain on interest rate caps recorded in interest expense, net	(1,279)	—	(1,279)	—
Unrealized loss (gain) on embedded derivatives recorded in other expense (income), net	2,435	(761)	1,417	(1,614)
Realized loss (gain) on foreign currency forward contracts recorded in foreign exchange (gain) loss	1,035	231	(495)	(2,143)
The following table summarizes the net gains on our cash flow hedges recognized in “Other comprehensive income (loss)” during the period:

(thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gain on interest rate derivatives recorded in other comprehensive income (loss), net of tax	$3,178	$—	$9,357	$—
We expect to reclassify approximately $12.5 million of after-tax net gains on derivative instruments from accumulated other comprehensive income (loss) to income during the next 12 months associated with our cash flow hedges.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of June 30, 2022 and December 31, 2021, accounts receivable was net of an allowance for uncollectible accounts of $1.8 million and $1.3 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
markets that are not active, or other inputs that are observable; Level 3—fair values determined by unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.
The following table discloses the fair value of our financial assets and liabilities:

As of June 30, 2022		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Derivative assets - interest rate caps	$19,144	$—	$19,144	$—
Derivatives not designated as hedging instruments(b)
Derivative assets - interest rate caps	11,100	—	11,100	—
Embedded derivative assets	1,389	—	1,389	—
Embedded derivative liabilities	2,322	—	2,322	—
Long-Term Debt(c)
Term loan, due 2026	1,745,102	—	1,679,353	—
Other long-term debt	446	—	446	—
Finance Lease Obligations (with current portion)(d)	58,755	—	58,755	—

As of December 31, 2021		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Derivative assets - interest rate caps	$2,322	$—	$2,322	$—
Derivatives not designated as hedging instruments(b)
Derivative assets - interest rate caps	1,654	—	1,654	—
Embedded derivative liabilities	496	—	496	—
Long-Term Debt(c)
Term loan, due 2026	1,743,090	—	1,754,285	—
Other long-term debt	444	—	444	—
Finance Lease Obligations (with current portion)(d)	42,037	—	42,037	—
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
(c)Carrying amounts of long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair value of these instruments is based upon quoted prices for the Term Loan due 2026 in inactive markets as provided by an independent fixed income security pricing service. Fair value approximates carrying value for “Other long-term debt.”
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
For the three months ended June 30, 2022, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 21.7%, 15.4%, 13.2%, and 15.9% of the total segment’s external net revenues for the three months ended June 30, 2022. For the three months ended June 30, 2021, two customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 17.9% and 16.1% of the total segment’s external net revenues for the three months ended June 30, 2021.
For the six months ended June 30, 2022, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 18.8%, 15.5%, 12.8%, and 10.6% of the total segment’s external net revenues for the six months ended June 30, 2022. For the six months ended June 30, 2021, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 14.8%, 13.1%, 12.6%, and 10.5% of the total segment's external net revenues for the six months ended June 30, 2021.
Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2022	2021	2022	2021
Segment revenues(a)
Sterigenics	$157,792	$145,182	$307,254	$276,333
Nordion	50,478	49,125	84,480	75,043
Nelson Labs	58,369	57,610	111,659	112,689
Total net revenues	$266,639	$251,917	$503,393	$464,065
Segment income(b)
Sterigenics	$85,098	$79,569	$164,501	$148,030
Nordion	29,982	31,168	48,885	44,954
Nelson Labs	21,055	23,826	38,098	46,896
Total segment income	$136,135	$134,563	$251,484	$239,880
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $15.8 million and $7.0 million in revenues from sales to our Sterigenics segment for the three months ended June 30, 2022 and 2021, and $31.3 million and $17.5 million in revenues from sales to our Sterigenics segment for the six months ended June 30, 2022 and 2021, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for these periods.

Sotera Health Company
Notes to Consolidated Financial Statements
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
Capital expenditures by segment for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(thousands of U.S. dollars)	2022	2021
Sterigenics	$55,065	$35,851
Nordion	10,741	6,376
Nelson Labs	5,836	2,562
Total capital expenditures	$71,642	$44,789
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the chief operating decision maker.
A reconciliation of segment income to consolidated income before taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment income	$136,135	$134,563	$251,484	$239,880
Less adjustments:
Interest expense, net(a)	17,144	19,163	33,894	40,445
Depreciation and amortization(b)	36,939	37,461	72,988	75,122
Share-based compensation(c)	5,801	3,493	10,339	6,942
Gain on foreign currency and derivatives not designated as hedging instruments, net(d)	(1,430)	(660)	(7,982)	(996)
Acquisition and divestiture related charges, net(e)	691	844	531	659
Business optimization project expenses(f)	470	275	574	536
Plant closure expenses(g)	478	756	1,149	1,298
Impairment of investment in unconsolidated affiliate(h)	9,613	—	9,613	—
Loss on extinguishment of debt(i)	—	—	—	14,312
Professional services relating to EO sterilization facilities(j)	17,678	10,644	35,737	24,043
Accretion of asset retirement obligation(k)	598	602	1,118	1,153
COVID-19 expenses(l)	45	188	148	487
Consolidated income before taxes	$48,108	$61,797	$93,375	$75,879
(a)The three and six months ended June 30, 2022 excludes $3.1 million and $9.4 million, respectively, of unrealized gains on interest rate derivatives not designated as hedging instruments.
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
(h)Represents an impairment charge on our equity method investment in Auralux. Refer to Note 1, “Basis of Presentation”.
(i)Represents expenses incurred in connection with the repricing of our Term Loan in January 2021, including accelerated amortization of prior debt issuance and discount costs.
(j)Represents litigation and other professional fees associated with our EO sterilization facilities. See Note 16, “Commitments and Contingencies”.
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
For the three and six months ended June 30, 2022, respectively, we recorded net revenues of $266.6 million and $503.4 million, net income of $30.4 million and $61.1 million, Adjusted Net Income of $75.8 million and $136.1 million, and Adjusted EBITDA of $136.1 million and $251.5 million. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income, please see “Non-GAAP Financial Measures.”
STRATEGIC DEVELOPMENTS AND KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
The following summarizes strategic developments and key factors that impacted our operating results for the three and six months ended June 30, 2022 and may continue to affect our performance and financial condition in future periods.
•Business and market conditions. During the three and six months ended June 30, 2022, Sterigenics and Nordion continued to benefit from a sustained demand for sterilization services. Although the decline in pandemic-related testing stabilized in the second quarter, the competitive labor market, broad inflationary impacts, supply chain constraints and regulatory update delays remained an ongoing challenge for Nelson Labs. As discussed in more detail in our most recent Form 10-K, a portion of our supply of Co-60 is generated by Russian nuclear reactors. We continue to monitor the potential for disruption in the supply of Co-60 from Russian nuclear reactors; to date there has been no material impact on our supply or revenue.
•Investment initiatives. We remain focused on our investments in capacity expansions and facility improvements as well as our efforts to strengthen our Co-60 supply chain. For the six months ended June 30, 2022, we increased capital expenditures by $26.9 million compared to the six months ended June 30, 2021.
•Disciplined and strategic M&A activity. We remain committed to our highly disciplined acquisition strategy and continue to seek suitable acquisition targets in 2022. On November 4, 2021, we acquired Regulatory Compliance Associates Inc. (“RCA”) headquartered in Pleasant Prairie, Wisconsin. RCA is an industry leader in providing life sciences consulting focused on quality, regulatory, and technical consulting for the pharmaceutical, medical device and combination device industries. RCA expands and strengthens the technical consulting and expert advisory capabilities of Nelson Labs. On March 8, 2021, we acquired BioScience Laboratories, LLC (“BioScience Labs”) based in Bozeman, Montana, bringing expertise in antimicrobial and virology testing to our Nelson Labs segment.

•Litigation costs. In connection with the ongoing litigation related to our Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico facilities, as described in Note 16, “Commitments and Contingencies”, we recorded costs of $17.7 million and $35.7 million for the three and six months ended June 30, 2022, respectively. Insurance coverage has been available for some of our costs in this ethylene oxide (“EO”) tort litigation in the past and as of June 30, 2022 we have approximately $4.0 million of such coverage remaining. Our insurance for future alleged environmental liabilities excludes coverage for EO claims. See Note 16, “Commitments and Contingencies”. In addition, we are pursuing other insurance coverage for EO tort litigation. In 2021, Sterigenics U.S., LLC filed an insurance coverage lawsuit in the U.S. District Court for the Northern District of Illinois relating to two commercial general liability policies issued in the 1980s. On August 3, 2022, the Court issued a Memorandum Opinion and Order concluding that the insurance company owes Sterigenics U.S., LLC and another party a duty to defend the Willowbrook, Illinois litigation, which may allow us to recover defense costs related to that litigation.
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended June 30, 2022 as compared to Three Months Ended June 30, 2021
The following table sets forth the components of our results of operations for the three months ended June 30, 2022 and 2021.

(thousands of U.S. dollars)	2022	2021	$ Change	% Change

Total net revenues	$266,639	$251,917	$14,722	5.8%
Total cost of revenues	116,243	108,156	8,087	7.5%
Total operating expenses	78,901	65,489	13,412	20.5%
Operating income	71,495	78,272	(6,777)	(8.7)%
Net income	30,418	42,615	(12,197)	(28.6)%
Adjusted Net Income(a)	75,825	71,672	4,153	5.8%
Adjusted EBITDA(a)	136,135	134,563	1,572	1.2%
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
Total Net Revenues
The following table compares our revenues by type for the three months ended June 30, 2022 to the three months ended June 30, 2021.

(thousands of U.S. dollars)
Net revenues for the three months ended June 30,	2022	2021	$ Change	% Change

Service	$221,529	$208,710	$12,819	6.1%
Product	45,110	43,207	1,903	4.4%
Total net revenues	$266,639	$251,917	$14,722	5.8%
Net revenues were $266.6 million in the three months ended June 30, 2022, an increase of $14.7 million, or 5.8%, as compared with the three months ended June 30, 2021. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended June 30, 2022 increased approximately 8.5% compared with the three months ended June 30, 2021.
Service revenues
Service revenues increased $12.8 million, or 6.1%, to $221.5 million in the three months ended June 30, 2022 as compared to $208.7 million in the three months ended June 30, 2021. The increase in net service revenue was driven by favorable pricing of $8.9 million and $3.1 million in the Sterigenics and Nelson Labs segments, respectively, and sales volume growth of $7.3 million in the Sterigenics segment. The RCA acquisition also contributed $3.3 million to service revenue growth. Partially offsetting these factors was an overall decline of $2.9 million in pandemic-related testing revenue in the Nelson Labs segment.

Service revenue growth was also offset by a $5.3 million unfavorable impact from changes in foreign currency exchange rates across all segments.
Product revenues
Product revenues increased $1.9 million, or 4.4%, to $45.1 million in the three months ended June 30, 2022 as compared to $43.2 million in the three months ended June 30, 2021. The increase in product revenues was attributable to favorable pricing of $3.0 million partially offset by a $1.3 million unfavorable impact from changes in foreign currency exchange rates.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended June 30, 2022 to the three months ended June 30, 2021.

(thousands of U.S. dollars)
Cost of revenues for the three months ended June 30,	2022	2021	$ Change	% Change

Service	$98,407	$91,391	$7,016	7.7%
Product	17,836	16,765	1,071	6.4%
Total cost of revenues	$116,243	$108,156	$8,087	7.5%
Total cost of revenues accounted for approximately 43.6% and 42.9% of our consolidated net revenues for the three months ended June 30, 2022 and 2020, respectively.
Cost of service revenues
Cost of service revenues increased $7.0 million, or 7.7%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was attributable to $6.5 million of increased costs arising from inflationary pressures, mainly on labor and the cost of energy. Cost of sales was also impacted by an incremental contribution of $2.3 million from the RCA acquisition in the Nelson Labs segment. Partially offsetting the total increase was a $2.7 million impact from changes in foreign currency exchange rates.
Cost of product revenues
Cost of product revenues increased $1.1 million, or 6.4%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase reflects incremental costs due to product mix offset by changes in foreign currency exchange rates.
Operating Expenses
The following table compares our operating expenses for the three months ended June 30, 2022 to the three months ended June 30, 2021:

(thousands of U.S. dollars)
Operating expenses for the three months ended June 30,	2022	2021	$ Change	% Change

Selling, general and administrative expenses	$63,132	$49,828	$13,304	26.7%
Amortization of intangible assets	15,769	15,661	108	0.7%
Total operating expenses	$78,901	$65,489	$13,412	20.5%
Operating expenses accounted for approximately 29.6% and 26.0% of our consolidated net revenues for the three months ended June 30, 2022 and 2021, respectively.
SG&A
SG&A increased $13.3 million, or 26.7%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was driven primarily by the following factors:
•$7.0 million increase in litigation and other professional services expense associated with EO sterilization facilities;

•$2.3 million increase in share-based compensation expense related to our 2020 Omnibus Incentive Plan; and
•$2.6 million increase in selling and administrative personnel and post-COVID-19 travel costs in support of our general business growth.
  Amortization of intangible assets
Amortization of intangible assets was $15.8 million for the three months ended June 30, 2022, or 0.7% above the three months ended June 30, 2021. The increase was due mainly to changes in foreign currency exchange rates.
Interest Expense, Net
Interest expense, net decreased $5.1 million, or 26.7%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease was primarily driven by a $4.4 million reduction to interest expense attributable to the favorable change in fair value and quarterly settlement of interest rate derivatives not designated as hedging instruments. The decrease was also driven by a decline in interest expense on outstanding borrowings of $0.9 million, due largely to a lower average outstanding debt balance for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The weighted average interest rate on our outstanding debt was 3.81% and 3.45% at June 30, 2022 and 2021, respectively.
Impairment of Investment in Unconsolidated Affiliate
During the three months ended June 30, 2022, we recorded an impairment charge of $9.6 million related to a joint venture investment in Auralux Enterprises Ltd. (“Auralux”) which was acquired as part of the 2020 Iotron acquisition. Due to a shift in business strategy, the joint venture will not proceed, and our joint venture partner will continue to rely on our other existing operating facilities. Based on these facts and circumstances, we concluded that the investment was impaired as of June 30, 2022.
Foreign Exchange Loss (Gain)
Foreign exchange gain was $0.8 million for the three months ended June 30, 2022 as compared to a loss of $0.1 million in the three months ended June 30, 2021. The change in foreign exchange loss (gain) in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relates to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities. As described in Note 17, “Financial Instruments and Financial Risk” we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries.
Other Expense (Income), Net
Other expense (income), net was $0.5 million for the three months ended June 30, 2022 compared to $(2.8) million for the three months ended June 30, 2021. The fluctuation was mainly driven by unfavorable changes in the fair value of Nordion’s embedded derivatives in the three months ended June 30, 2022.
Provision for Income Taxes
Provision for income tax decreased $1.5 million to a net provision of $17.7 million for the three months ended June 30, 2022 as compared to $19.2 million in the three months ended June 30, 2021. The change was primarily attributable to lower pre-tax income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Provision for income taxes for the three months ended June 30, 2022 and the three months ended June 30, 2022 differed from the statutory rate primarily due to an increase in the valuation allowance, the impact of the foreign rate differential, and tax on Global Intangible Low Taxed Income (“GILTI”). The increase in the valuation allowance was attributable to the limitation on the deductibility of interest expense and the impairment of the investment in Auralux. Provision for income taxes for the three months ended June 30, 2021 was partially offset by a discrete item, which reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended June 30, 2022 was $30.4 million, as compared to net income of $42.6 million for the three months ended June 30, 2021. Adjusted Net Income was $75.8 million for the three months ended June 30, 2022, as compared to $71.7 million for the three months ended June 30, 2021, due to the factors described above. Adjusted EBITDA was $136.1 million for the three months ended June 30, 2022, as compared to $134.6 million for the three months ended June 30, 2021, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of

Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
Six Months Ended June 30, 2022 as compared to Six Months Ended June 30, 2021
The following table sets forth the components of our results of operations for the six months ended June 30, 2022 and 2021.

(thousands of U.S. dollars)	2022	2021	$ Change	% Change

Total net revenues	$503,393	$464,065	$39,328	8.5%
Total cost of revenues	224,122	204,932	19,190	9.4%
Total operating expenses	154,284	134,497	19,787	14.7%
Operating income	124,987	124,636	351	0.3%
Net income	61,059	53,680	7,379	13.7%
Adjusted Net Income(a)	136,079	123,178	12,901	10.5%
Adjusted EBITDA(a)	251,484	239,880	11,604	4.8%
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
Total Net Revenues
The following table compares our revenues by type for the six months ended June 30, 2022 to the six months ended June 30, 2021.

(thousands of U.S. dollars)
Net revenues for the six months ended June 30,	2022	2021	$ Change	% Change

Service	$427,747	$397,408	$30,339	7.6%
Product	75,646	66,657	8,989	13.5%
Total net revenues	$503,393	$464,065	$39,328	8.5%
Net revenues were $503.4 million in the six months ended June 30, 2022, an increase of $39.3 million, or 8.5%, as compared with the six months ended June 30, 2021. Excluding the impact of foreign currency exchange rates, net revenues in the six months ended June 30, 2022 increased approximately 10.4% compared with the six months ended June 30, 2021.
Service revenues
Service revenues increased $30.3 million, or 7.6%, to $427.7 million in the six months ended June 30, 2022 as compared to $397.4 million in the six months ended June 30, 2021. The increase in net service revenue was driven by sales volume growth of $20.2 million in the Sterigenics segment and $15.9 million and $5.4 million from favorable pricing in the Sterigenics and Nelson Labs segments, respectively. The BioScience Labs and RCA acquisitions also contributed $8.0 million to service revenue growth. Partially offsetting these factors was an overall decline of $8.8 million in pandemic-related testing revenue as well as a decrease in volumes in other testing categories in the Nelson Labs segment. Service revenue growth was offset by a $7.7 million unfavorable impact from changes in foreign currency exchange rates across all segments.
Product revenues
Product revenues increased $9.0 million, or 13.5%, to $75.6 million in the six months ended June 30, 2022 as compared to $66.7 million in the six months ended June 30, 2021. The expansion in product revenues was attributable to $5.6 million of growth in sales volume coupled with $4.8 million from favorable pricing in our Nordion segment. Partially offsetting this increase was a $1.3 million unfavorable impact from changes in foreign currency exchange rates.

Total Cost of Revenues
The following table compares our cost of revenues by type for the six months ended June 30, 2022 to the six months ended June 30, 2021.

(thousands of U.S. dollars)
Cost of revenues for the six months ended June 30,	2022	2021	$ Change	% Change

Service	$192,983	$176,427	$16,556	9.4%
Product	31,139	28,505	2,634	9.2%
Total cost of revenues	$224,122	$204,932	$19,190	9.4%
Total cost of revenues accounted for approximately 44.5% and 44.2% of our consolidated net revenues for the six months ended June 30, 2022 and 2021, respectively.
Cost of service revenues
Cost of service revenues increased $16.6 million, or 9.4%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was attributable to approximately $14.0 million of increased costs arising from inflationary pressures, mainly on labor and the cost of energy. Cost of sales was also impacted by an incremental contribution of $5.9 million from the RCA and BioScience Labs acquisitions in the Nelson Labs segment. Partially offsetting this increase was a $3.9 million impact from changes in foreign currency exchange rates.
Cost of product revenues
Cost of product revenues increased $2.6 million, or 9.2%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase reflects incremental costs due to product mix, offset by impacts from changes in foreign currency exchanges rates.
Operating Expenses
The following table compares our operating expenses for the six months ended June 30, 2022 to the six months ended June 30, 2021:

(thousands of U.S. dollars)
Operating expenses for the six months ended June 30,	2022	2021	$ Change	% Change

Selling, general and administrative expenses	$122,674	$102,293	$20,381	19.9%
Amortization of intangible assets	31,610	32,204	(594)	(1.8)%
Total operating expenses	$154,284	$134,497	$19,787	14.7%
Operating expenses accounted for approximately 30.6% and 29.0% of our consolidated net revenues for the six months ended June 30, 2022 and 2021, respectively.
SG&A
SG&A increased $20.4 million, or 19.9%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was driven primarily by the following factors:
•$11.7 million increase in litigation and other professional services expense associated with EO sterilization facilities;
•$5.2 million increase in selling and administrative personnel and post-COVID-19 travel costs in support of our general business growth; and
•$3.4 million increase in share-based compensation expense related to our 2020 Omnibus Incentive Plan.
  Amortization of intangible assets
Amortization of intangible assets was $31.6 million for the six months ended June 30, 2022, or 1.8% below the six months ended June 30, 2021. The change was due mainly to a reduction in amortization expense related to certain intangible assets that were fully amortized by December 31, 2021, offset by changes in foreign currency exchange rates.

Interest Expense, Net
Interest expense, net decreased $16.0 million, or 39.6%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease was driven by a $10.7 million reduction to interest expense attributable to the favorable change in fair value and quarterly settlement of interest rate caps not designated as hedging instruments. The decrease was also driven by a decline in interest expense on outstanding borrowings of $5.3 million, due largely to a lower average outstanding debt balance for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and a lower interest rate on our Term Loan following the January 20, 2021 repricing amendment. The weighted average interest rate on our outstanding debt was 3.81% and 3.45% at June 30, 2022 and 2021, respectively.
Impairment of Investment in Unconsolidated Affiliate
During the six months ended June 30, 2022, we recorded an impairment charge of $9.6 million related to a joint venture investment in Auralux, which was acquired as part of the 2020 Iotron acquisition. Due to a shift in business strategy, the joint venture will not proceed, and our joint venture partner will continue to rely on our other existing operating facilities. Based on these facts and circumstances, we concluded that the investment was impaired as of June 30, 2022.
Foreign Exchange Loss (Gain)
Foreign exchange loss was $0.03 million for the six months ended June 30, 2022 as compared to a loss of $0.7 million in the six months ended June 30, 2021. The change in foreign exchange loss in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relates to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities. As described in Note 17, “Financial Instruments and Financial Risk” we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries.
Other Expense (Income), Net
Other expense (income), net was $(2.5) million for the six months ended June 30, 2022 compared to $(6.7) million for the six months ended June 30, 2021. The fluctuation was mainly driven by changes in the fair value of the embedded derivatives in Nordion’s sales and purchase contracts. In addition, for the six months ended June 30, 2021, we recorded $1.2 million of other income related to the gain on our purchase of the 15% mandatorily redeemable noncontrolling interest of Nelson Labs Fairfield as compared to the amount previously accrued.
Provision for Income Taxes
Provision for income tax increased $10.1 million to a net provision of $32.3 million for the six months ended June 30, 2022 as compared to a $22.2 million in the six months ended June 30, 2021. The change was principally attributable to pre-tax income of $93.4 million in the six months ended June 30, 2022 compared to pretax income of $75.9 million for the six months ended June 30, 2021. In addition, income tax expense for the six months ended June 30, 2021 was lower due to a discrete item that reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.
Provision for income taxes for the six months ended June 30, 2022 and for the six months ended June 30, 2021 differed from the statutory rate primarily due to an increase in the valuation allowance, the impact of the foreign rate differential, and tax on GILTI. The increase in the valuation allowance was attributable to the limitation on the deductibility of interest expense and the impairment of the investment in Auralux. Provision for income taxes for the six months ended June 30, 2021 was partially offset by a discrete item, which reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the six months ended June 30, 2022 was $61.1 million, as compared to net income of $53.7 million for the six months ended June 30, 2021. Adjusted Net Income was $136.1 million for the six months ended June 30, 2022, as compared to $123.2 million for the six months ended June 30, 2021, due to the factors described above. Adjusted EBITDA was $251.5 million for the six months ended June 30, 2022, as compared to $239.9 million for the six months ended June 30, 2021, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.

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
•non-cash gains or losses from fluctuations in foreign currency exchange rates and the mark-to-fair value of derivatives not designated as hedging instruments, which includes the embedded derivatives relating to certain customer and supply contracts at Nordion;
•impairment charges on long-lived assets, intangible assets and investments accounted for under the equity method;
•loss on extinguishment of debt incurred in connection with refinancing or early extinguishment of long-term debt;
•expenses and charges related to the litigation and other activities associated with our EO sterilization facilities, including those related to Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico, even though that litigation remains ongoing;
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

The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2022	2021	2022	2021
Net income	$30,418	$42,615	$61,059	$53,680
Amortization of intangibles	21,195	21,778	41,377	44,060
Share-based compensation(a)	5,801	3,493	10,339	6,942
Gain on foreign currency and derivatives not designated as hedging instruments(b)	(1,430)	(660)	(7,982)	(996)
Acquisition and divestiture related charges, net(c)	691	844	531	659
Business optimization project expenses(d)	470	275	574	536
Plant closure expenses(e)	478	756	1,149	1,298
Impairment of investment in unconsolidated affiliate(f)	9,613	—	9,613	—
Loss on extinguishment of debt(g)	—	—	—	14,312
Professional services relating to EO sterilization facilities(h)	17,678	10,644	35,737	24,043
Accretion of asset retirement obligations(i)	598	602	1,118	1,153
COVID-19 expenses(j)	45	188	148	487
Income tax benefit associated with pre-tax adjustments(k)	(9,732)	(8,863)	(17,584)	(22,996)
Adjusted Net Income	75,825	71,672	136,079	123,178
Interest expense, net(l)	17,144	19,163	33,894	40,445
Depreciation(m)	15,744	15,683	31,611	31,062
Income tax provision applicable to Adjusted Net Income(n)	27,422	28,045	49,900	45,195
Adjusted EBITDA(o)	$136,135	$134,563	$251,484	$239,880
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
(f)    Represents an impairment charge on our equity method investment in Auralux. Refer to Note 1, “Basis of Presentation”.
(g)    Represents expenses incurred in connection with the repricing of our Term Loan in January 2021, including accelerated amortization of prior debt issuance and discount costs.
(h)    Represents litigation and other professional fees associated with our EO sterilization facilities. See Note 16, “Commitments and Contingencies”.
(i)    Represents non-cash accretion of asset retirement obligations related to Co-60 and gamma processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities (without regard for whether the decommissioning services would be performed by employees of Nordion, instead of by a third party) and are accreted over the life of the asset.
(j)    Represents non-recurring costs associated with the COVID-19 pandemic, including incremental costs to implement workplace health and safety measures.
(k)    Represents the income tax impact of adjustments calculated based on the tax rate applicable to each item. We eliminate the effect of tax rate changes as applied to tax assets and liabilities and unusual items from our presentation of adjusted net income.
(l)    The three and six months ended June 30, 2022 excludes $3.1 million and $9.4 million, respectively, of unrealized gains on interest rate derivatives not designated as hedging instruments.
(m)    Includes depreciation of Co-60 held at gamma irradiation sites.

(n)    Represents the difference between the income tax provision as determined under U.S. GAAP and the income tax benefit associated with pre-tax adjustments described in footnote (k).
(o)    $20.9 million and $21.8 million of the adjustments for the three months ended June 30, 2022 and 2021, respectively, and $40.7 million and $42.5 million of the adjustments for the six months ended June 30, 2022 and 2021, respectively, are included in cost of revenues, primarily consisting of amortization of intangibles, depreciation, and accretion of asset retirement obligations.
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

Segment Results for the Three Months Ended June 30, 2022 and 2021
The following tables compare segment net revenue and segment income for the three months ended June 30, 2022 to the three months ended June 30, 2021:

	Three Months Ended June 30,
(thousands of U.S. dollars)	2022	2021	$ Change	% Change

Net Revenues
Sterigenics	$157,792	$145,182	$12,610	8.7%
Nordion	50,478	49,125	1,353	2.8%
Nelson Labs	58,369	57,610	759	1.3%
Segment Income
Sterigenics	$85,098	$79,569	$5,529	6.9%
Nordion	29,982	31,168	(1,186)	(3.8)%
Nelson Labs	21,055	23,826	(2,771)	(11.6)%
Segment Income margin
Sterigenics	53.9%	54.8%
Nordion	59.4%	63.4%
Nelson Labs	36.1%	41.4%
Net Revenues by Segment
Sterigenics net revenues were $157.8 million for the three months ended June 30, 2022, an increase of $12.6 million, or 8.7%, as compared to the three months ended June 30, 2021. The increase reflects a 6.1% favorable impact from pricing, and volume growth of 5.1%, partially offset by unfavorable impacts from changes in foreign currency exchange rates of 2.5%.
Nordion net revenues were $50.5 million for the three months ended June 30, 2022, an increase of $1.4 million, or 2.8%, as compared to the three months ended June 30, 2021. The increase was primarily attributable to favorable pricing of 6.1% partially offset by a 3.1% unfavorable impact from changes in foreign currency exchange rates.
Nelson Labs net revenues were $58.4 million for the three months ended June 30, 2022, an increase of $0.8 million, or 1.3%, as compared to the three months ended June 30, 2021. Revenue from the RCA acquisition contributed 5.7% and favorable pricing represented 5.4%. Partially offsetting these increases was a 5.0% decline in revenue from reduced demand for pandemic-related testing. In addition, revenue growth was negatively impacted by 2.6% due to changes in foreign currency exchanges rates.
Segment Income
Sterigenics segment income was $85.1 million for the three months ended June 30, 2022, an increase of $5.5 million, or 6.9%, as compared to the three months ended June 30, 2021. The increase in segment income was primarily a result of favorable customer pricing and sales volume growth, as referenced above.
Nordion segment income was $30.0 million for the three months ended June 30, 2022, a decrease of $1.2 million, or 3.8%, as compared to the three months ended June 30, 2021. The decrease in segment income and segment income margin was driven by an unfavorable product mix and changes in foreign currency exchanges rates.
Nelson Labs segment income was $21.1 million for the three months ended June 30, 2022, a decrease of $2.8 million, or 11.6%, as compared to the three months ended June 30, 2021, primarily attributable to the decline in higher margin pandemic-related testing. This decrease was partially offset by the incremental contribution of the RCA acquisition and favorable customer pricing. The 5.3% decrease in segment income margin was driven by recent acquisitions and an unfavorable mix associated with reduced demand for pandemic-related testing.

Segment Results for the Six Months Ended June 30, 2022 and 2021
The following tables compare segment net revenue and segment income for the six months ended June 30, 2022 to the six months ended June 30, 2021:

	Six Months Ended June 30,
(thousands of U.S. dollars)	2022	2021	$ Change	% Change

Net Revenues
Sterigenics	$307,254	$276,333	$30,921	11.2%
Nordion	84,480	75,043	9,437	12.6%
Nelson Labs	111,659	112,689	(1,030)	(0.9)%
Segment Income
Sterigenics	$164,501	$148,030	$16,471	11.1%
Nordion	48,885	44,954	3,931	8.7%
Nelson Labs	38,098	46,896	(8,798)	(18.8)%
Segment Income margin
Sterigenics	53.5%	53.6%
Nordion	57.9%	59.9%
Nelson Labs	34.1%	41.6%
Net Revenues by Segment
Sterigenics net revenues were $307.3 million for the six months ended June 30, 2022, an increase of $30.9 million, or 11.2%, as compared to the six months ended June 30, 2021. The increase reflects volume growth of 7.3% and a 5.8% favorable impact from pricing, offset by unfavorable impacts from changes in foreign currency exchange rates of 1.9%.
Nordion net revenues were $84.5 million for the six months ended June 30, 2022, an increase of $9.4 million, or 12.6%, as compared to the six months ended June 30, 2021. The increase was driven by volume growth of 8.4% and a favorable impact from pricing of 6.4%, partially offset by foreign currency impacts of 2.2%.
Nelson Labs net revenues were $111.7 million for the six months ended June 30, 2022, a decrease of $1.0 million, or 0.9%, as compared to the six months ended June 30, 2021. The decrease was mainly attributable to a 7.8% decline in revenue from reduced demand for pandemic-related testing coupled with a decrease in volumes across other testing categories. In addition, revenue was unfavorably impacted by 2.0% due to changes in foreign currency exchanges rates. Partially offsetting this decline was revenue growth from the 2021 acquisitions of RCA and BioScience Labs of 7.0% and a favorable impact from pricing of 4.8%.
Segment Income
Sterigenics segment income was $164.5 million for the six months ended June 30, 2022, an increase of $16.5 million, or 11.1%, as compared to the six months ended June 30, 2021. The increase in segment income was primarily a result of sales volume growth and favorable customer pricing, as referenced above.
Nordion segment income was $48.9 million for the six months ended June 30, 2022, an increase of $3.9 million, or 8.7%, as compared to the six months ended June 30, 2021. The increase in segment income was due to the favorable impacts of volume growth and customer pricing, as referenced above. The decrease in segment income margin was due to an unfavorable product mix.
Nelson Labs segment income was $38.1 million for the six months ended June 30, 2022, a decrease of $8.8 million, or 18.8%, as compared to the six months ended June 30, 2021, primarily attributable to the decline in pandemic-related testing. This decrease was partially offset by the incremental contribution of the BioScience Labs and RCA acquisitions and favorable customer pricing. The 7.5% decrease in segment income margin was driven by unfavorable mix associated with reduced demand for pandemic-related testing, supply chain pressures, labor market constraints, which were compounded by the surge of the Omicron variant in the first quarter of 2022, and dilution resulting from the 2021 Nelson Labs acquisitions.

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
As of June 30, 2022, we had $140.6 million of cash and cash equivalents. This is an increase of $33.7 million from the balance at December 31, 2021. Our foreign subsidiaries held cash of approximately $114.7 million at June 30, 2022 and $87.9 million at December 31, 2021. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, Co-60 development projects and information technology enhancements. During the six months ended June 30, 2022, our capital expenditures amounted to $71.6 million, compared to $44.8 million for the six months ended June 30, 2021.
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements, including debt service on our long-term debt, make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs for at least the next twelve months. Our primary long-term liquidity requirements beyond the next twelve months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of June 30, 2022, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of June 30, 2022, our interest rate caps limit our cash flow exposure related to LIBOR for the majority of the principal amount outstanding on our variable rate borrowings under the Term Loan. Refer to Note 17, “Financial Instruments and Financial Risk” under the heading “Derivative Instruments” for additional information regarding the interest rate caps used to manage economic risks associated with our variable rate borrowings.
Cash Flow Information

(thousands of U.S. dollars)	Six Months Ended June 30,
	2022	2021
Net Cash Provided by (Used in):
Operating activities	$108,256	$134,256
Investing activities	(71,192)	(70,974)
Financing activities	(1,083)	(12,090)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,287)	2,578
Net increase in cash and cash equivalents, including restricted cash, during the period	$33,694	$53,770
Operating activities
Cash flows provided by operating activities decreased $26.0 million to net cash provided of $108.3 million in the six months ended June 30, 2022 compared to $134.3 million for the six months ended June 30, 2021. The decrease in cash flows from operating activities in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was driven primarily by an increase in cash paid for taxes of $14.6 million and a $5.4 million increase in cash paid for interest.
Investing activities
Cash used by investing activities increased $0.2 million to net cash used of $71.2 million in the six months ended June 30, 2022 compared to $71.0 million for the six months ended June 30, 2022. Capital expenditures increased $26.9 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. 2021 included cash paid for acquisitions of $26.2 million which did not recur in 2022. In 2021, we acquired BioScience Labs for a net purchase price of approximately $13.8 million and we completed the acquisition of the remaining 15% ownership of Nelson Labs Fairfield for $12.4 million.

Financing activities
Cash used for financing activities decreased $11.0 million to net cash used of $1.1 million for the six months ended June 30, 2022 compared to $12.1 million for the six months ended June 30, 2021. The difference was attributable to the payment of $3.7 million of debt issuance costs in the six months ended June 30, 2021 in connection with our January 2021 refinancing of the Senior Secured Credit Facilities (as described in “Debt Facilities” below) and a $7.7 million payment for the acquisition of our Chinese subsidiaries noncontrolling interests.
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Revolving Credit Facility and Term Loan mature on June 13, 2026 and December 13, 2026, respectively. The total borrowing capacity under the Revolving Credit Facility is $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of June 30, 2022 and December 31, 2021, total borrowings under the Term Loan were $1,763.1 million, respectively, and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the three months ended June 30, 2022 and June 30, 2021 was 3.53% and 3.25%, respectively, and 3.39% and 3.64% for the six months ended June 30, 2022 and June 30, 2021, respectively.
On January 20, 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over the London Interbank Offered Rate (“LIBOR”) on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The changes resulted in an effective reduction in current interest rates of 225 basis points. In connection with this amendment, we wrote off $11.3 million of unamortized debt issuance and discount costs and incurred an additional $2.9 million of expense related to debt issuance costs attributable to the refinancing. These costs were recorded to “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss).
On March 26, 2021, we amended the Revolving Credit Facility, to (i) decrease the Applicable Rate (as defined in the Credit Agreement) related to any Revolving Loans (as defined in the Credit Agreement) from a rate per annum that ranged from an alternative base rate (“ABR”) plus 2.50% to ABR plus 3.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio to ABR plus 1.75%; and in the case of Eurodollar Loans (as defined in the Credit Agreement) from a rate per annum which ranged from the Adjusted LIBOR plus 3.50% to the Adjusted LIBOR plus 4.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio (as defined in the Credit Agreement), to the Adjusted LIBOR (as defined in the Credit Agreement) plus 2.75% and (ii) extend the maturity date of the Revolving Facility from December 13, 2024 to June 13, 2026. The other material terms of the Credit Agreement remain unchanged and the amendment does not change the capacity of our Revolving Credit Facility. No unamortized debt issuance costs associated with the Revolving Credit Facility were written off and direct fees and costs incurred in connection with the amendment were immaterial.

As of June 30, 2022 and December 31, 2021, capitalized debt issuance costs totaled $2.4 million and $2.7 million, respectively, and debt discounts totaled $15.6 million and $17.3 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized as a component of interest expense over the term of the debt agreement.
The Senior Secured Credit Facilities contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including upon a change of control. As of June 30, 2022, we were in compliance with all the Senior Secured Credit Facilities covenants.

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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of June 30, 2022, the Company had $70.1 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $277.4 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with the Term Loan due to changes in LIBOR (or its successor). For additional information on the derivative instruments described above, refer to Note 17, “Financial Instruments and Financial Risk”, “Derivatives Instruments.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021. These market risks have not materially changed for the three and six months ended June 30, 2022.

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
Changes in Internal Control
During the three and six months ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Proceedings Described in Note 16 “Commitments and Contingencies” of Our Consolidated Financial Statements
Note 16, “Commitments and Contingencies” to our consolidated financial statements for the three and six months ended June 30, 2022 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 16 “Commitments and Contingencies” for information regarding the following legal proceedings, which information is incorporated into this item by reference:
•Ethylene Oxide Tort Litigation – Illinois and Georgia
•Georgia Facility Operations Litigation; and
•New Mexico Attorney General Litigation
Legal Proceedings That Are Not Described in Note 16 “Commitments and Contingencies” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 16 to our consolidated financial statements for the three and six months ended June 30, 2022 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matter also constitutes a material pending legal proceeding, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Zoetermeer, Holland Criminal Proceedings and Criminal Financial Investigation
In 2010, the Dutch Public Prosecution Service started criminal proceedings against DEROSS Holding B.V. (“DEROSS”), in relation to alleged environmental permit violations for EO emissions in the period from 2004 to 2009 at its Zoetermeer processing facility. On the basis of the final indictment issued in April 2017, assuming a rarely applied increasing mechanism is not applied in this case, fines in the amount of €0.8 million (US$0.8 million) may be imposed. We have also agreed to defend and indemnify the two individuals overseeing environmental compliance during the time period of the alleged claims by the Public Prosecutor. Assuming a rarely applied increasing mechanism is not applied in this case, the possible monetary penalties relating to the individuals currently are estimated at a maximum of €0.2 million (US$0.2 million).
In November 2010, the Public Prosecution Service also started a criminal financial investigation against DEROSS to determine whether it obtained illegal advantages by committing the alleged criminal offenses noted above. Any illegally obtained advantage could then be recovered from DEROSS in subsequent confiscation proceedings. The Public Prosecution Service estimates the illegally obtained advantage by DEROSS to be €0.6 million (US$0.6 million).
In February 2018, DEROSS and the two individuals received favorable judgments from the trial court, which did not hold any of them responsible for the alleged criminal offenses. In March 2018, the Public Prosecutor filed an appeal against the favorable judgments. The appeal procedure is still pending.
An escrow account was established in 2011 to satisfy indemnity claims for losses related to this matter. The balance of the special escrow at June 30, 2022, was approximately US$1.8 million and the cash collateral held by ABN Amro to provide security for the claims against us was approximately €2.4 million (US$2.5 million) as of June 30, 2022. These amounts are available to satisfy claims relating to the ongoing matter through its anticipated resolution. At this time, we expect that the appeal of this matter will likely take several years to resolve; however, we believe the indemnification receivable continues to be recoverable and plan to ensure escrow funds remain in place to cover outcomes of an appeal.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in our 2021 Form 10-K. Refer to Part I, Item 1A of our 2021 Form 10-K for a detailed discussion of risk factors affecting us.

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

SOTERA HEALTH COMPANY

By:	/s/ Michael F. Biehl
Name:	Michael F. Biehl
Title:	Interim Chief Financial Officer
(Principal Financial Officer)
Date: August 4, 2022