Form 10-Q
period 2022-09-30
Sotera Health Co
filed 2022-11-02
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of October 25, 2022, there were 282,113,499 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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
•current and future legal proceedings;
•adverse judgments against two of our subsidiaries in the EO tort litigation that may require an appellate bond or alternative form of security to appeal, and plaintiff efforts to enforce judgments against us, any one of which may have an adverse impact on our liquidity;
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
•our ability to increase capacity at existing facilities, build new facilities in a timely and cost-effective manner and renew leases for our leased facilities;
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

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands)

	As of
	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$163,975	$106,917
Restricted cash short-term	986	7
Accounts receivable, net of allowance for uncollectible accounts of $1,414 and $1,287, respectively	111,613	108,183
Inventories, net	37,153	54,288
Prepaid expenses and other current assets	81,673	71,923
Income taxes receivable	25,334	4,643
Total current assets	420,734	345,961
Property, plant, and equipment, net	704,406	650,797
Operating lease assets	27,194	39,946
Deferred income taxes	5,087	5,885
Investment in unconsolidated affiliate	—	9,405
Post-retirement assets	9,856	5,478
Other assets	47,131	12,866
Other intangible assets, net	503,755	598,844
Goodwill	1,092,469	1,120,320
Total assets	$2,810,632	$2,789,502
Liabilities and equity
Current liabilities:
Accounts payable	$60,730	$72,868
Accrued liabilities	56,762	61,861
Deferred revenue	5,347	8,669
Current portion of finance lease obligations	1,591	1,160
Current portion of operating lease obligations	7,718	9,289
Current portion of asset retirement obligations	532	619
Income taxes payable	7,351	6,695
Total current liabilities	140,031	161,161
Long-term debt	1,746,555	1,743,534
Finance lease obligations, less current portion	54,935	40,877
Operating lease obligations, less current portion	22,174	33,017
Noncurrent asset retirement obligations	43,889	41,833
Deferred lease income	18,769	20,745
Post-retirement obligations	10,485	11,464
Noncurrent liabilities	15,345	16,274
Deferred income taxes	151,720	134,501
Total liabilities	2,203,903	2,203,406
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at September 30, 2022 and December 31, 2021, respectively	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 authorized no shares issued at September 30, 2022 and December 31, 2021, respectively	—	—
Treasury stock, at cost (3,924 and 3,052 shares at September 30, 2022 and December 31, 2021, respectively)	(32,653)	(33,545)
Additional paid-in capital	1,186,620	1,172,593
Retained deficit	(386,097)	(472,246)
Accumulated other comprehensive loss	(164,001)	(83,566)
Total equity attributable to Sotera Health Company	606,729	586,096
Noncontrolling interests	—	—
Total equity	606,729	586,096
Total liabilities and equity	$2,810,632	$2,789,502
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Service	$216,704	$200,499	$644,451	$597,907
Product	32,000	25,665	107,646	92,322
Total net revenues	248,704	226,164	752,097	690,229
Cost of revenues:
Service	99,772	88,349	292,755	264,776
Product	12,919	12,229	44,058	40,734
Total cost of revenues	112,691	100,578	336,813	305,510
Gross profit	136,013	125,586	415,284	384,719
Operating expenses:
Selling, general and administrative expenses	57,091	44,038	179,765	146,331
Amortization of intangible assets	15,727	15,877	47,337	48,081
Total operating expenses	72,818	59,915	227,102	194,412
Operating income	63,195	65,671	188,182	190,307
Interest expense, net	23,427	18,140	47,875	58,585
Impairment of investment in unconsolidated affiliate	—	—	9,613	—
Loss on extinguishment of debt	—	6,365	—	20,677
Foreign exchange (gain) loss	(535)	756	(502)	1,410
Other income, net	(1,713)	(693)	(4,195)	(7,347)
Income before income taxes	42,016	41,103	135,391	116,982
Provision for income taxes	16,926	13,659	49,242	35,858
Net income	25,090	27,444	86,149	81,124
Less: Net income attributable to noncontrolling interests	—	—	—	239
Net income attributable to Sotera Health Company	25,090	27,444	86,149	80,885
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $357, $466, $444, and $240, respectively)	1,065	1,383	1,323	713
Interest rate derivatives (net of taxes of $3,368, $—, $6,718 and $—, respectively)	9,408	—	18,765	—
Foreign currency translation	(69,460)	(29,867)	(100,523)	(12,528)
Comprehensive income (loss)	(33,897)	(1,040)	5,714	69,309
Less: comprehensive income attributable to noncontrolling interests	—	—	—	534
Comprehensive income (loss) attributable to Sotera Health Company	$(33,897)	$(1,040)	$5,714	$68,775
Earnings per share:
Basic	$0.09	$0.10	$0.31	$0.29
Diluted	0.09	0.10	0.31	0.29
Weighted average number of shares outstanding:
Basic	280,142	279,381	279,988	279,097
Diluted	280,172	279,560	280,093	279,253
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$86,149	$81,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,496	47,457
Amortization of intangible assets	61,596	65,299
Impairment of investment in unconsolidated affiliate	9,613	—
Loss on extinguishment of debt	—	20,677
Deferred income taxes	17,153	8,131
Share-based compensation expense	14,955	10,489
Accretion of asset retirement obligations	1,645	1,751
Unrealized foreign exchange (gain) loss	(5,610)	715
Unrealized gain on derivatives not designated as hedging instruments	(4,323)	(424)
Amortization of debt issuance costs	4,259	4,789
Other	(6,109)	(6,174)
Changes in operating assets and liabilities:
Accounts receivable	(8,558)	(4,901)
Inventories	13,896	(3,429)
Other current assets	(13,066)	2,225
Accounts payable	(13,367)	(291)
Accrued liabilities	(1,874)	(7,985)
Income taxes payable / receivable, net	(25,050)	(3,620)
Other liabilities	1,489	(290)
Other long-term assets	(4,259)	(349)
Net cash provided by operating activities	176,035	215,194
Investing activities:
Purchases of property, plant and equipment	(110,642)	(60,898)
Purchase of mandatorily redeemable noncontrolling interest in Nelson Laboratories Fairfield, Inc.	—	(12,425)
Purchase of BioScience Laboratories, LLC, net of cash acquired	—	(13,530)
Adjustment to purchase of Regulatory Compliance Associates Inc.	450	—
Other investing activities	34	(717)
Net cash used in investing activities	(110,158)	(87,570)
Financing activities:
Purchase of noncontrolling interests in China subsidiaries	—	(8,418)
Payments of debt issuance costs and prepayment premium	(31)	(6,718)
Payments on debt	—	(100,000)
Other financing activities	(1,452)	(368)
Net cash used in financing activities	(1,483)	(115,504)
Effect of exchange rate changes on cash and cash equivalents	(6,357)	345
Net increase in cash and cash equivalents, including restricted cash	58,037	12,465
Cash and cash equivalents, including restricted cash, at beginning of period	106,924	102,454
Cash and cash equivalents, including restricted cash, at end of period	$164,961	$114,919
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$65,045	$53,726
Cash paid during the period for income taxes, net of tax refunds received	56,474	31,922
Purchases of property, plant and equipment included in accounts payable	18,583	14,527
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2022
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Treasury Stock
Balance at June 30, 2022	282,902	$2,860	$(32,654)	$1,181,995	$(411,187)	$(105,014)	$—	$636,000
Share-based compensation plans	(789)	—	1	4,625	—	—	—	4,626
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	1,065	—	1,065
Foreign currency translation	—	—	—	—	—	(69,460)	—	(69,460)
Interest rate derivatives, net of tax	—	—	—	—	—	9,408	—	9,408
Net income	—	—	—	—	25,090	—	—	25,090
Balance at September 30, 2022	282,113	$2,860	$(32,653)	$1,186,620	$(386,097)	$(164,001)	$—	$606,729

	Nine Months Ended September 30, 2022
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2021	282,985	$2,860	$(33,545)	$1,172,593	$(472,246)	$(83,566)	$—	$586,096
Share-based compensation plans	(872)	—	892	14,027	—	—	—	14,919
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	1,323	—	1,323
Foreign currency translation	—	—	—	—	—	(100,523)	—	(100,523)
Interest rate derivatives, net of tax	—	—	—	—	—	18,765	—	18,765
Net income	—	—	—	—	86,149	—	—	86,149
Balance at September 30, 2022	282,113	$2,860	$(32,653)	$1,186,620	$(386,097)	$(164,001)	$—	$606,729
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity (continued)
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at June 30, 2021	282,917	$2,860	$1,167,566	$(535,687)	$(77,468)	$—	$523,271
Share-based compensation plans	—	—	3,538	—	—	—	3,538
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	1,383	—	1,383
Foreign currency translation	—	—	—	—	(29,867)	—	(29,867)
Interest rate derivatives, net of tax	—	—	—	—	—	—	—
Net income	—	—	—	27,444	—	—	27,444
Balance at September 30, 2021	282,917	$2,860	$1,171,104	$(508,243)	$(105,952)	$—	$525,769

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance at December 31, 2020	283,248	$2,860	$1,166,412	$(589,128)	$(93,842)	$2,272	$454,574
Acquisition of noncontrolling interests	—	—	(5,772)	—	—	(2,806)	(8,578)
Issuance of shares	47	—	1,080	—	—	—	1,080
Share-based compensation plans	(378)	—	9,384	—	—	—	9,384
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	713	—	713
Foreign currency translation	—	—	—	—	(12,823)	295	(12,528)
Interest rate derivatives, net of tax	—	—	—	—	—	—	—
Net income	—	—	—	80,885	—	239	81,124
Balance at September 30, 2021	282,917	$2,860	$1,171,104	$(508,243)	$(105,952)	$—	$525,769
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
In July 2020, we acquired a 60% equity ownership interest in Auralux Enterprises, Ltd (“Auralux”) a joint venture to construct an E-beam facility in Alberta, Canada in connection with our acquisition of Iotron Industries Canada, Inc. (“Iotron”). We have determined this to be an investment in a variable interest entity (“VIE”). The investment is not consolidated as the Company concluded that we are not the primary beneficiary of the VIE. This investment is accounted for using the equity method. The investment is reflected within “Investment in unconsolidated affiliates” on the Consolidated Balance Sheets.
During the three months ended June 30, 2022, we identified certain events and circumstances that indicated a decline in value of our investment in this joint venture that was other-than-temporary. Consequently, as of June 30, 2022, we wrote down the investment in the joint venture to its fair value of $0, resulting in an impairment charge of approximately $9.6 million.
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
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three and nine months ended September 30, 2022 and 2021:

(thousands of U.S. dollars)	Three Months Ended September 30, 2022
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$157,723	$33,830	$—	$191,553
Over time	—	1,241	55,910	57,151
Total	$157,723	$35,071	$55,910	$248,704

(thousands of U.S. dollars)	Three Months Ended September 30, 2021
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$145,314	$28,768	$—	$174,082
Over time	—	—	52,082	52,082
Total	$145,314	$28,768	$52,082	$226,164

(thousands of U.S. dollars)	Nine Months Ended September 30, 2022
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$464,977	$113,501	$—	$578,478
Over time	—	6,050	167,569	173,619
Total	$464,977	$119,551	$167,569	$752,097

(thousands of U.S. dollars)	Nine Months Ended September 30, 2021
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$421,647	$102,439	$—	$524,086
Over time	—	1,372	164,771	166,143
Total	$421,647	$103,811	$164,771	$690,229
Contract Balances
As of September 30, 2022, and December 31, 2021, contract assets included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets totaled approximately $22.4 million and $15.6 million, respectively, resulting from revenue recognized over time in excess of the amount billed to the customer.

Sotera Health Company
Notes to Consolidated Financial Statements
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $5.3 million and $8.7 million at September 30, 2022 and December 31, 2021, respectively. We recognize deferred revenue after all revenue recognition criteria are met.
4.Acquisitions
Acquisition of Regulatory Compliance Associates Inc.
On November 4, 2021, we acquired Regulatory Compliance Associates Inc. (“RCA”) for approximately $30.6 million, net of $0.6 million of cash acquired. RCA is an industry leader in providing life sciences consulting focused on quality, regulatory, and technical advisory services for the pharmaceutical, medical device and combination device industries. Headquartered in Pleasant Prairie, Wisconsin, RCA expands and further strengthens our technical consulting and expert advisory capabilities within our Nelson Labs segment.
The purchase price of RCA was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. As of September 30, 2022, approximately $25.3 million of goodwill was recorded related to the RCA acquisition, representing the excess of the purchase price over the estimated fair values of all the assets acquired and liabilities assumed. We also recorded $6.4 million of finite-lived intangible assets, primarily related to customer relationships. We funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to our consolidated financial statements.
Acquisition of Noncontrolling Interests in China Subsidiaries
On May 18, 2021, we acquired the remaining 15% and 33% noncontrolling interests associated with our two subsidiaries located in China. As a result, both entities are now 100% owned by the Company. The purchase price of the remaining equity interests was approximately $8.6 million, net of the cancellation of an $0.8 million demand note. We paid 90% of the cash consideration on the acquisition date. The remaining amounts were partially settled in post-closing payments in the third quarter of 2021; $0.2 million of the post-closing payment remains outstanding as of September 30, 2022 subject to the terms of the equity transfer agreements. As a result of the transactions, we continue to consolidate both of these subsidiaries, however, as of May 18, 2021, we no longer record noncontrolling interests in the consolidated financial statements as these subsidiaries are fully owned by the Company. The purchases were accounted for as equity transactions. As a result of these transactions, noncontrolling interests were reduced by $2.8 million reflecting the carrying value of the interest with $5.8 million of the difference charged to additional paid-in capital.
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
The purchase price of BioScience Labs was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. Approximately $8.4 million of goodwill was recorded related to the BioScience Labs acquisition, representing the excess of the purchase price over the estimated fair values of all the assets acquired and liabilities assumed. We funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to the Company's consolidated financial statements.

Sotera Health Company
Notes to Consolidated Financial Statements
5.Inventories
Inventories consisted primarily of the following:

(thousands of U.S. dollars)
	September 30, 2022	December 31, 2021
Raw materials and supplies	$31,449	$41,514
Work-in-process	389	3,919
Finished goods	5,429	8,979
	37,267	54,412
Reserve for excess and obsolete inventory	(114)	(124)
Inventories, net	$37,153	$54,288
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted primarily of the following:

(thousands of U.S. dollars)
	September 30, 2022	December 31, 2021
Prepaid taxes	$29,735	$24,937
Prepaid business insurance	1,871	10,707
Prepaid rent	1,111	920
Customer contract assets	22,387	15,565
Insurance and indemnification receivables	4,361	3,144
Current deposits	760	623
Prepaid maintenance contracts	385	279
Value added tax receivable	759	2,512
Prepaid software licensing	2,055	2,055
Stock supplies	3,597	3,374
Embedded derivatives	3,522	496
Other	11,130	7,311
Prepaid expenses and other current assets	$81,673	$71,923
7.Goodwill and Other Intangible Assets
Changes to goodwill during the nine months ended September 30, 2022 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2021	$660,743	$288,905	$170,672	$1,120,320
RCA acquisition measurement period adjustments	—	—	4,645	4,645
Changes due to foreign currency exchange rates	(5,982)	(21,748)	(4,766)	(32,496)
Goodwill at September 30, 2022	$654,761	$267,157	$170,551	$1,092,469

Sotera Health Company
Notes to Consolidated Financial Statements
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of September 30, 2022
Finite-lived intangible assets
Customer relationships	$644,236	$402,253
Proprietary technology	84,392	48,446
Trade names	2,550	574
Land-use rights	8,715	1,579
Sealed source and supply agreements	201,496	88,712
Other	4,439	1,746
Total finite-lived intangible assets	945,828	543,310

Indefinite-lived intangible assets
Regulatory licenses and other(a)	75,888	—
Trade names / trademarks	25,349	—
Total indefinite-lived intangible assets	101,237	—
Total	$1,047,065	$543,310

As of December 31, 2021	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$668,628	$365,935
Proprietary technology	88,826	44,866
Trade names	145	116
Land-use rights	9,744	1,586
Sealed source and supply agreements	241,611	109,838
Other	6,454	2,166
Total finite-lived intangible assets	1,015,408	524,507

Indefinite-lived intangible assets
Regulatory licenses and other(a)	82,110	—
Trade names / trademarks	25,833	—
Total indefinite-lived intangible assets	107,943	—
Total	$1,123,351	$524,507
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
Amortization expense for other intangible assets was $20.2 million ($4.5 million is included in “Cost of revenues” and $15.7 million in “Selling, general and administrative expenses”) and $61.6 million ($14.3 million is included in “Cost of revenues” and $47.3 million in “Selling, general and administrative expenses”) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022, respectively.

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
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2022	$19,779
2023	79,485
2024	78,709
2025	41,907
2026	21,872
Thereafter	160,766
Total	$402,518
The weighted-average remaining useful life of the finite-lived intangible assets was approximately 8.5 years as of September 30, 2022.
8.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	September 30, 2022	December 31, 2021
Accrued employee compensation	$28,589	$33,334
Legal reserves	3,267	3,259
Accrued interest expense	993	10,755
Embedded derivatives	4,745	—
Professional fees	8,196	4,314
Accrued utilities	1,885	1,797
Insurance accrual	2,220	2,068
Accrued taxes	3,196	2,209
Other	3,671	4,125
Accrued liabilities	$56,762	$61,861
9.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
	September 30, 2022	December 31, 2021
Term loan, due 2026	$1,763,100	$1,763,100
Other long-term debt	450	450
Total long-term debt	1,763,550	1,763,550
Less current portion	—	—
Less unamortized debt issuance costs and debt discounts	(16,995)	(20,016)
Total long-term debt, less debt issuance costs and debt discounts	$1,746,555	$1,743,534

Sotera Health Company
Notes to Consolidated Financial Statements
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Revolving Credit Facility and Term Loan mature on June 13, 2026, and December 13, 2026, respectively. The total borrowing capacity under the Revolving Credit Facility is $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of September 30, 2022 and December 31, 2021, total borrowings under the Term Loan were $1,763.1 million and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the three months ended September 30, 2022 and September 30, 2021 was 4.96% and 3.25%, respectively, and 3.92% and 3.51% for the nine months ended September 30, 2022 and September 30, 2021, respectively.
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
As of September 30, 2022 and December 31, 2021, capitalized debt issuance costs totaled $2.3 million and $2.7 million, respectively, and debt discounts totaled $14.7 million and $17.3 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized as a component of interest expense over the term of the debt agreement.

Sotera Health Company
Notes to Consolidated Financial Statements
The Senior Secured Credit Facilities contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including upon a change of control. An event of default under the Senior Secured Credit Facilities would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of $100.0 million, which judgment or judgments are not stayed or remain undischarged for a period of sixty consecutive days or if, in order to enforce such a judgment, a judgment creditor attached or levied upon assets that are material to the business and operations, taken as a whole, of the Company and certain of its subsidiaries. As described in Note 16, “Commitments and Contingencies”, on September 20, 2022, our subsidiaries Sterigenics U.S., LLC and Sotera Health LLC received a $358.7 million judgment (including prejudgment interest) in the first trial related to EO tort litigation in Illinois. Post-judgment interest accrues on the compensatory and punitive damages awards from September 20, 2022, the date the court entered the judgment order. As noted in Note 16, we intend to vigorously challenge the judgment through all appropriate post-trial motions and appeals processes. The payment of any judgment in this matter is expected to be stayed pending resolution of the post-trial and appeals process. Accordingly, no event of default has been triggered as a result of this judgment. As of September 30, 2022, we were in compliance with all the Senior Secured Credit Facilities covenants.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of September 30, 2022, the Company had $67.6 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $279.9 million.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of September 30, 2022, are as follows:

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
Our effective tax rates were 40.3 % and 36.4% for the three and nine months ended September 30, 2022, respectively, compared to 33.2% and 30.7% for the three and nine months ended September 30, 2021, respectively.
Income tax expense for the three months ended September 30, 2022 differed from the statutory rate primarily due to a net increase in the valuation allowance, the impact of the foreign rate differential, and global intangible low-tax income (“GILTI”). The increase in the valuation allowance was attributable to the limitation on the deductibility of interest expense and the impairment of an investment in a joint venture. Income tax expense for the three months ended September 30, 2021 differed from the statutory rate primarily due to the impact of the foreign rate differential, GILTI and a net increase in the interest expense valuation allowance.
Income tax expense for the nine months ended September 30, 2022 differed from the statutory rate primarily due to a net increase in the valuation allowance, the impact of the foreign rate differential, and GILTI. Income tax expense for the nine months ended September 30, 2021 differed from the statutory rate primarily due to the impact of the foreign rate differential, GILTI, a net increase in the interest expense valuation allowance, and a discrete item pertaining to an income tax rate change in the United Kingdom. This was partially offset by an additional discrete item in the first quarter of 2021, which reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Defined benefit pension plans
The interest cost, expected return on plan assets and amortization of net actuarial loss are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic pension cost for the defined benefit plans for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2022	2021	2022	2021
Service cost	$242	$300	$738	$905
Interest cost	1,848	1,622	5,640	4,897
Expected return on plan assets	(3,595)	(3,577)	(10,975)	(10,799)
Amortization of net actuarial loss	—	269	—	811
Net periodic benefit	$(1,505)	$(1,386)	$(4,597)	$(4,186)
Other benefit plans
Other benefit plans include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. All but one, non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2022	2021	2022	2021
Service cost	$4	$7	$12	$21
Interest cost	63	59	193	179
Amortization of net actuarial loss (gain)	(2)	9	(6)	26
Net periodic benefit cost	$65	$75	$199	$226
We currently expect funding requirements of approximately $3.1 million in each of the next five years to fund the regulatory solvency deficit, as defined by Canadian federal regulation, which require solvency testing on defined benefit pension plans.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of September 30, 2022, and December 31, 2021, we had letters of credit outstanding relating to the defined benefit plans totaling $45.2 million and $46.2 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.
12.Related Parties
We do business with a number of companies affiliated with Warburg Pincus and GTCR, which we refer to collectively as the “Sponsors.” All transactions with these companies have been conducted in the ordinary course of our business and are not material to our operations.

Sotera Health Company
Notes to Consolidated Financial Statements
13.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives	Total
Beginning balance – July 1, 2022	$(17,323)		$(97,452)	$9,761	$(105,014)
Other comprehensive income (loss) before reclassifications	1,067		(69,460)	9,408	(58,985)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(a)	—	—	(2)
Net current-period other comprehensive income (loss)	1,065		(69,460)	9,408	(58,987)
Ending balance – September 30, 2022	$(16,258)		$(166,912)	$19,169	$(164,001)

Beginning balance – January 1, 2022	$(17,581)		$(66,389)	$404	$(83,566)
Other comprehensive income (loss) before reclassifications	1,329		(100,523)	18,765	(80,429)
Amounts reclassified from accumulated other comprehensive income (loss)	(6)	(a)	—	—	(6)
Net current-period other comprehensive income (loss)	1,323		(100,523)	18,765	(80,435)
Ending balance – September 30, 2022	$(16,258)		$(166,912)	$19,169	$(164,001)

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives	Total
Beginning balance – July 1, 2021	$(44,813)		$(32,655)	$—	$(77,468)
Other comprehensive income (loss) before reclassifications	1,105		(29,867)	—	(28,762)
Amounts reclassified from accumulated other comprehensive income (loss)	278	(a)	—	—	278
Net current-period other comprehensive income (loss)	1,383		(29,867)	—	(28,484)
Ending balance – September 30, 2021	$(43,430)		$(62,522)	$—	$(105,952)

Beginning balance – January 1, 2021	$(44,143)		$(49,699)	$—	$(93,842)
Other comprehensive income (loss) before reclassifications	(124)		(12,823)	—	(12,947)
Amounts reclassified from accumulated other comprehensive income (loss)	837	(a)	—	—	837
Net current-period other comprehensive income (loss)	713		(12,823)	—	(12,110)
Ending balance – September 30, 2021	$(43,430)		$(62,522)	$—	$(105,952)
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
Restricted stock distributed in respect of pre-IPO Class B-2 Units (which were considered performance vesting units) are scheduled to vest only upon satisfaction of certain thresholds. These units generally vest as of the first date on which (i) our Sponsors have received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Sotera Health Topco Parent, L.P. (of which the Company was a direct wholly owned subsidiary prior to the IPO) and (ii) the Sponsors’ internal rate of return exceeds twenty percent, subject to such grantee’s continued services through such date. In the event of a change in control of the Company, any outstanding shares of our common stock distributed in respect of Class B-2 Units that remain unvested immediately following the consummation of such a change in control of the Company shall be immediately canceled and forfeited without compensation. Stock based compensation expense attributed to the pre-IPO Class B-2 awards was recorded in the fourth quarter of 2020 as the related performance conditions were considered probable of achievement and the implied service conditions were met. As of September 30, 2022, these awards remain unvested.
We recognized $0.5 million and $0.7 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the three months ended September 30, 2022 and 2021, and $1.6 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively.
A summary of the activity for the nine months ended September 30, 2022 related to the restricted stock awards distributed to Company service providers in respect of the pre-IPO awards (Class B-1 and B-2 Units) is presented below:

	Restricted Stock - Pre- IPO B-1	Restricted Stock - Pre- IPO B-2
Unvested at December 31, 2021	1,206,089	2,023,959
Forfeited	(32,614)	(925,544)
Vested	(345,926)	—
Unvested at September 30, 2022	827,549	1,098,415
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
We recognized $4.1 million ($1.5 million for stock options and $2.6 million for RSUs) and $2.9 million ($1.3 million for stock options and $1.6 million for RSUs) of share-based compensation expense for these awards for the three months ended September 30, 2022 and 2021, respectively. We recognized $13.3 million ($5.2 million for stock options and $8.1 million for RSUs) and $8.5 million ($3.9 million for stock options and $4.6 million for RSUs) for the nine months ended September 30, 2022 and 2021, respectively in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses.”

Sotera Health Company
Notes to Consolidated Financial Statements
Stock Options
Stock options generally vest ratably over a period of three or four years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price
At December 31, 2021	2,423,256	$23.02
Granted	1,445,887	19.96
Forfeited	(454,953)	22.08
Exercised	—	—
At September 30, 2022	3,414,190	$21.85
As of September 30, 2022, there were 0.5 million stock options vested or exercisable.
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on our market price on the date of grant. The following table summarizes our unvested RSUs activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	640,122	$23.19
Granted	954,685	20.57
Forfeited	(145,656)	21.90
Vested	(89,121)	24.13
Unvested at September 30, 2022	1,360,030	$21.43
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

Sotera Health Company
Notes to Consolidated Financial Statements
Our basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Nine Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Earnings:
Net income	$25,090	$27,444	$86,149	$81,124
Less: Net income attributable to noncontrolling interests	—	—	—	239
Less: Allocation to participating securities	223	343	862	1,089
Net income attributable to Sotera Health Company common shareholders	$24,867	$27,101	$85,287	$79,796
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	280,142	279,381	279,988	279,097
Dilutive effect of potential common shares	30	179	105	156
Weighted-average common shares outstanding - diluted	280,172	279,560	280,093	279,253
Earnings per Common Share:
Net income per common share attributable to Sotera Health Company common shareholders - basic	$0.09	$0.10	$0.31	$0.29
Net income per common share attributable to Sotera Health Company common shareholders - diluted	0.09	0.10	0.31	0.29
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
in thousands of share amounts	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stock options	3,526	2,403	3,399	2,399
RSUs	1,121	5	34	7
Total anti-dilutive securities	4,647	2,408	3,433	2,406
16.Commitments and Contingencies
From time to time, we may be subject to various lawsuits and other claims, as well as gain contingencies, in the ordinary course of our business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate.
We establish reserves for specific liabilities in connection with regulatory and legal actions that we determine to be both probable and reasonably estimable. No material amounts have been accrued in our consolidated financial statements with respect to any loss contingencies as of September 30, 2022. If a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. In certain of the matters described below, we are not able to make a reasonable estimate of any liability because of the uncertainties related to the outcome and/or the amount or range of loss. While it is not possible to determine the ultimate disposition of each of these matters, a potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. The Company may also incur material defense and settlement costs, diversion of management resources and other adverse effects on our business, financial condition, or results of operations.

Sotera Health Company
Notes to Consolidated Financial Statements
Ethylene Oxide Tort Litigation
Sterigenics and other medical supply sterilization companies have been subjected to personal injury and related tort lawsuits alleging various injuries caused by low-level environmental exposure to EO emissions from sterilization facilities. Those lawsuits, as detailed further below, are individual claims, as opposed to class actions.
Illinois
Approximately 830 plaintiffs have filed lawsuits against subsidiaries of the Company and other parties, alleging personal injuries including cancer and other diseases, or wrongful death, resulting from purported emissions and releases of EO from Sterigenics U.S., LLC’s former Willowbrook facility. Additional derivative claims are alleged on behalf of other individuals related to some of these personal injury plaintiffs. Each plaintiff seeks damages in an amount to be determined by the trier of fact. The lawsuits were consolidated for pre-trial purposes by the Cook County Circuit Court, Illinois (the “Consolidated Case”). Plaintiffs are expected to seek compensatory and punitive damages, as permitted by law, in their individual trials. Fact discovery in the Consolidated Case concluded on February 1, 2022. On June 28, 2022 the Court granted summary judgment, dismissing plaintiffs’ ultrahazardous activity / strict liability claims and denying the remainder of the motions. Two of the individual cases included in the Consolidated Case are scheduled for trials in 2022, and two are scheduled for trials in 2023. Plaintiffs in those four cases have been granted permission to seek punitive damage awards against subsidiaries of the Company and another party. The first trial began on August 12, 2022, and on September 19, 2022, the jury rendered a verdict in favor of the plaintiff and awarded damages in the amount of $358.7 million, including $36.1 million of compensatory damages, $320.0 million of punitive damages and $2.6 million of prejudgment interest against our subsidiaries Sterigenics U.S., LLC and Sotera Health LLC. Post-judgment interest accrues on the compensatory and punitive damages awards from September 20, 2022, the date the court entered the judgment order. The Company does not believe that the facts and law justify the verdict or damage awards and intends to vigorously challenge them through all appropriate motions for post-trial relief and appeals. The Company expects the enforceability of the judgment order to be stayed pending the resolution of motions for post-trial relief. In order to stay the enforceability of the judgment order during the appeals process under Illinois law, an appellate bond must be posted or an alternative form of security must be provided. Our subsidiaries are exploring options to post the appellate bond or to provide an alternative form of security, which could involve additional credit support from the Company, if the Company so determines, and/or posting cash collateral of the subsidiaries, or other form of security as may be required by the courts, and on which such subsidiaries will incur interest and other associated costs. The bond or other form of security ordinarily must be sufficient to cover the amount of the judgment and costs, plus interest reasonably anticipated to accrue during pendency of the appeal. Given the pendency of motions for post-trial relief requesting that the trial court enter judgment in defendants’ favor notwithstanding the verdict, or alternatively that a new trial be granted, or alternatively for reduction of the compensatory and punitive damages awards, as well as the courts’ ability to reduce the amount of any bond or other security, the amount of the bond or alternative form of security that will ultimately be required to be posted or provided is uncertain.
On October 26, 2022, Sterigenics U.S., LLC and Sotera Health LLC filed their motion for post-trial relief, requesting that the trial court enter judgment in their favor notwithstanding the verdict, or alternatively that a new trial be granted, and requesting reduction of the compensatory and punitive damages awards, based on the plaintiff’s failure of proof on elements of her claims, reversible errors by the trial court regarding evidentiary and other rulings, and excessive damages awards. We are unable to predict the date on which the trial court will decide the motion for post-trial relief. Subject to the nature and extent of the trial court's ruling on post-trial relief, we intend to file Notices of Appeal to the First District Appellate Court in Illinois within 30 days of such ruling.
We have taken into consideration the events that have occurred after the reporting period and before the financial statements were issued. Based on the status of the first individual case, we believe a loss is not probable, but the range of loss for this case could be from $0 to $358.7 million, plus potential post-judgment interest. We have not recorded a reserve with respect to this litigation as a number of factors (including post-trial relief and the appeals processes which are anticipated to take at least eighteen months or longer) could significantly change the assessment of damages and the ultimate outcome of the case.

Sotera Health Company
Notes to Consolidated Financial Statements
The Company believes the verdict in the first trial is not predictive of potential future verdicts in the other Illinois EO tort cases. The cases will be presided over by different judges, tried by different counsel presenting different evidence and fact and expert witness testimony at trial, and decided by different juries. Each plaintiff’s claim involves unique facts and evidence including but not limited to, the circumstances of plaintiff’s alleged exposure, the type and severity of the plaintiff’s disease and the plaintiff’s medical history and course of treatment. As a result, we believe that loss in such subsequent cases is not probable and it is not possible to estimate the range of loss. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
The second individual trial began in Cook County, IL on October 6, 2022 and is underway. Subsequent individual trials are currently scheduled to begin in January 2023 and April 2023. At a recent hearing, the court indicated that the claims of small groups of plaintiffs should be tried jointly, starting in late May 2023. The parties have been instructed to confer to identify plaintiffs whose claims could be tried jointly because the details of their individual claims are similar. We expect to know more in mid-November about whether joint trials are possible and when they will be scheduled. Even if joint trials proceed, they will remain individual actions, not class actions.
Georgia
Since August 17, 2020, approximately 300 plaintiffs have filed lawsuits against subsidiaries of the Company and other parties in the State Court of Cobb County, Georgia and the State Court of Gwinnett County, Georgia alleging that they suffered personal injuries resulting from emissions and releases of EO from Sterigenics’ Atlanta facility. Additional derivative claims are alleged on behalf of other individuals related to some of these personal injury plaintiffs. Our subsidiaries are also defendants in two lawsuits alleging that the Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. These personal injury and property devaluation plaintiffs seek various forms of relief including damages. All but one of the personal injury lawsuits pending in Cobb County have been consolidated for pretrial purposes. The Court has entered a phased case management schedule for a “pool” of ten of the consolidated cases by which threshold general causation issues will be decided in Phase 1, followed by specific causation issues in Phase 2 as to any of the pooled cases that survive Phase 1. The Court has stayed the remainder of the consolidated personal injury cases pending in Cobb County and an immediate appeal of a discrete procedural issue is being pursued by the defendants. One personal injury case is pending in Gwinnett County and is scheduled for trial in October 2023. The remaining personal injury case and two property devaluation cases are in various stages of pleadings and motions practice and fact discovery.
Georgia Facility Operations Litigation
In October 2019, while Sterigenics had voluntarily suspended the facility’s operations to install emissions reduction enhancements at its Atlanta facility, Cobb County, Georgia officials asserted that the facility had an incorrect “certificate of occupancy” and could not resume operations without obtaining a new certificate of occupancy after a third-party code compliance review. On March 30, 2020 Sterigenics filed suit against Cobb County, Georgia and certain of its officials for wrongfully interfering with operations of the facility. On April 1, 2020 Sterigenics won a Temporary Restraining Order prohibiting Cobb County officials from interfering with the facility’s normal operations, which relief has been extended until entry of a final judgment in the case. All parties have filed motions for summary judgment which remain pending. Trial is scheduled to begin on January 24, 2023.

Sotera Health Company
Notes to Consolidated Financial Statements
New Mexico Attorney General Litigation
On December 22, 2020, the New Mexico Attorney General filed a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico against the Company and certain subsidiaries alleging that emissions of EO from Sterigenics’ sterilization facility in Santa Teresa, New Mexico have deteriorated the air quality in Santa Teresa and surrounding communities and materially contributed to increased health risks suffered by residents of those communities. The Complaint asserts claims for public nuisance, negligence, strict liability, violations of New Mexico’s Public Nuisance Statute and Unfair Practices Act and seeks various forms of relief including a temporary restraining order and preliminary injunctive relief and damages. On June 29, 2021, the Court entered an Order Granting Preliminary Injunction (the “Order”). The Order does not require closure of the facility, but prohibits Sterigenics from allowing any uncontrolled emission or release of EO from the facility. On December 20, 2021 the Court entered an order identifying a protocol to monitor Sterigenics’ compliance with the Order. A motion challenging the Court’s jurisdiction over Sotera Health Company and another defendant is pending and all other motions to dismiss have been denied. A Scheduling Order was entered on September 13, 2022, including a June 3, 2024 trial date.
*    *    *
Our insurance for litigation related to alleged environmental liabilities, like the litigation pending in Illinois, Georgia and New Mexico described above has limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook, Illinois litigation was fully utilized by June 30, 2020. The remaining $10.0 million limit is currently being utilized for occurrences related to the EO litigation in Georgia and New Mexico described above. As of September 30, 2022, we have utilized approximately $7.5 million of the remaining $10.0 million limit. Our insurance for future alleged environmental liabilities excludes coverage for EO claims.
In addition, we are pursuing other insurance coverage for our legal expenses related to the EO tort litigation. In 2021, Sterigenics U.S., LLC filed an insurance coverage lawsuit in the U.S. District Court for the Northern District of Illinois relating to two commercial general liability policies issued in the 1980s. On August 3, 2022, the Court issued a Memorandum Opinion and Order concluding that the insurer owes Sterigenics U.S., LLC and another insured party a duty to defend the Willowbrook, Illinois litigation, which may allow us to recover defense costs related to that litigation.
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
In June 2020, SHH entered into two interest rate cap agreements with notional amounts of $1,000.0 million and $500.0 million, respectively, for a total option premium of $0.3 million. These instruments were initially scheduled to terminate on August 31, 2021 and February 28, 2022, respectively. The interest rate caps limit our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 1.0%. In February 2021, we amended the two interest rate cap agreements referenced above to reduce the strike rate from 1.0% to 0.5%. Premiums paid to amend the interest rate caps were immaterial.
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
The Company also entered into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries. The foreign currency forward contracts expire on a monthly basis. The fair value of the outstanding foreign currency forward contracts was zero as of September 30, 2022 and December 31, 2021, respectively.
Embedded Derivatives
We have embedded derivatives in certain of our customer and supply contracts as a result of the currency of the contract being different from the functional currency of the parties involved. Changes in the fair value of the embedded derivatives are recognized in “Other income, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table provides a summary of the notional and fair values of our derivative instruments:

	September 30, 2022				December 31, 2021
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate caps	$2,000.0	(a)	$31,920	$—	$1,000.0	$2,322	$—
Derivatives not designated as hedging instruments:
Interest rate caps	$1,000.0		$7,752	$—	$1,500.0	$1,654	$—
Embedded derivatives	183.6	(b)	3,522	4,745	144.4	496	—
Total	$3,183.6		$43,194	$4,745	$2,644.4	$4,472	$—
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following tables summarize the activities of our derivative instruments for the periods presented, and the line item they are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized loss (gain) on interest rate caps recorded in interest expense, net	$3,348	$(116)	$(6,098)	$267
Unrealized loss (gain) on embedded derivatives recorded in other expense (income), net	359	1,189	1,776	(424)
Realized gain on interest rate caps recorded in interest expense, net	(4,473)	—	(5,752)	—
Realized loss (gain) on foreign currency forward contracts recorded in foreign exchange (gain) loss	4,157	762	3,662	(1,381)
The following table summarizes the net gains on our cash flow hedges recognized in “Other comprehensive income (loss)” during the period:

(thousands of U.S. dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized gain on interest rate derivatives recorded in other comprehensive income (loss), net of tax	$9,408	$—	$18,765	$—
We expect to reclassify approximately $22.8 million of after-tax net gains on derivative instruments from accumulated other comprehensive income (loss) to income during the next 12 months associated with our cash flow hedges.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of September 30, 2022 and December 31, 2021, accounts receivable was net of an allowance for uncollectible accounts of $1.4 million and $1.3 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable; Level 3—fair values determined by unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants.
The following table discloses the fair value of our financial assets and liabilities:

As of September 30, 2022		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$31,920	—	$31,920	—
Derivatives not designated as hedging instruments(b)
Interest rate caps	7,752	—	7,752	—
Embedded derivative assets	3,522	—	3,522	—
Embedded derivative liabilities	4,745	—	4,745	—
Long-Term Debt(c)
Term loan, due 2026	1,746,109	—	1,604,421	—
Other long-term debt	446	—	446	—
Finance Lease Obligations (with current portion)(d)	56,526	—	56,526	—

As of December 31, 2021		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$2,322	$—	$2,322	$—
Derivatives not designated as hedging instruments(b)
Interest rate caps	1,654	—	1,654	—
Embedded derivative liabilities	496	—	496	—
Long-Term Debt(c)
Term loan, due 2026	1,743,090	—	1,754,285	—
Other long-term debt	444	—	444	—
Finance Lease Obligations (with current portion)(d)	42,047	—	42,037	—
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
For the three months ended September 30, 2022, three customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 21.0%, 14.7%, and 10.1% of the total segment’s external net revenues for the three months ended September 30, 2022. For the three months ended September 30, 2021, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 20.4%, 12.8%, 12.8%, and 10.3% of the total segment’s external net revenues for the three months ended September 30, 2021.
For the nine months ended September 30, 2022, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 17.1%, 16.2%, 11.8% , and 11.7% of the total segment’s external net revenues for the nine months ended September 30, 2022. For the nine months ended September 30, 2021, five customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 13.2%, 12.8%, 12.6%, 12.3%, and 10.5% of the total segment's external net revenues for the nine months ended September 30, 2021.
Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2022	2021	2022	2021
Segment revenues(a)
Sterigenics	$157,723	$145,314	$464,977	$421,647
Nordion	35,071	28,768	119,551	103,811
Nelson Labs	55,910	52,082	167,569	164,771
Total net revenues	$248,704	$226,164	$752,097	$690,229
Segment income(b)
Sterigenics	$85,587	$79,344	$250,088	$227,374
Nordion	20,294	16,331	69,179	61,285
Nelson Labs	19,271	20,999	57,369	67,895
Total segment income	$125,152	$116,674	$376,636	$356,554
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $7.4 million and $3.7 million in revenues from sales to our Sterigenics segment for the three months ended September 30, 2022 and 2021, and $38.7 million and $21.2 million in revenues from sales to our Sterigenics segment for the nine months ended September 30,

Sotera Health Company
Notes to Consolidated Financial Statements
2022 and 2021, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for these periods.
(b)Segment income is only provided on a net basis to the chief operating decision maker and is reported net of intersegment profits.
Corporate operating expenses for executive management, accounting, information technology, legal, human resources, treasury, investor relations, corporate development, tax, purchasing, and marketing not directly incurred by a segment are allocated to the segments based on total net revenue. Corporate operating expenses that are directly incurred by a segment are reflected in each segment’s income.
Capital expenditures by segment for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(thousands of U.S. dollars)	2022	2021
Sterigenics	$90,444	$48,552
Nordion	12,045	7,531
Nelson Labs	8,153	4,815
Total capital expenditures	$110,642	$60,898
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the chief operating decision maker.
A reconciliation of segment income to consolidated income before taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment income	$125,152	$116,674	$376,636	$356,554
Less adjustments:
Interest expense, net(a)	20,080	18,140	53,974	58,585
Depreciation and amortization(b)	36,104	37,634	109,092	112,756
Share-based compensation(c)	4,616	3,547	14,955	10,489
Gain on foreign currency and derivatives not designated as hedging instruments, net(d)	3,194	1,881	(4,788)	885
Acquisition and divestiture related charges, net(e)	447	(2,662)	978	(2,003)
Business optimization project expenses(f)	1,035	244	1,609	780
Plant closure expenses(g)	2,627	266	3,776	1,564
Impairment of investment in unconsolidated affiliate(h)	—	—	9,613	—
Loss on extinguishment of debt(i)	—	6,365	—	20,677
Professional services relating to EO sterilization facilities(j)	14,501	9,449	50,238	33,492
Accretion of asset retirement obligation(k)	526	598	1,644	1,751
COVID-19 expenses(l)	6	109	154	596
Consolidated income before taxes	$42,016	$41,103	$135,391	$116,982
(a)The three and nine months ended September 30, 2022 excludes $3.3 million of unrealized loss and $6.1 million of unrealized gain, respectively, on interest rate derivatives not designated as hedging instruments.
(b)Includes depreciation of Co-60 held at gamma irradiation sites.
(c)Represents non-cash share-based compensation expense.
(d)Represents the effects of (i) fluctuations in foreign currency exchange rates, (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion and (iii) unrealized gains and losses on interest rate caps not designated as hedging instruments.

Sotera Health Company
Notes to Consolidated Financial Statements
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
(f)Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of recent acquisitions, operating structure realignment and other process enhancement projects.
(g)Represents decommissioning costs, professional fees, severance and other payroll costs, and other costs including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility.
(h)Represents an impairment charge on our equity method investment in a joint venture. Refer to Note 1, “Basis of Presentation”.
(i)Represents expenses incurred in connection with the repricing of our Term Loan in January 2021 and full redemption of the First Lien Notes in August 2021, including a prepayment premium and accelerated amortization of prior debt issuance and discount costs.
(j)Represents litigation and other professional fees associated with our EO sterilization facilities. See Note 16, “Commitments and Contingencies”.
(k)Represents non-cash accretion of asset retirement obligations related to gamma and EO processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities (without regard for whether the decommissioning services would be performed by employees of Nordion, instead of by a third party) and are accreted over the life of the asset.
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
For the three and nine months ended September 30, 2022, respectively, we recorded net revenues of $248.7 million and $752.1 million, net income of $25.1 million and $86.1 million, Adjusted Net Income of $64.5 million and $200.6 million, and Adjusted EBITDA of $125.2 million and $376.6 million. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income, please see “Non-GAAP Financial Measures.”
STRATEGIC DEVELOPMENTS AND KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
The following summarizes strategic developments and key factors that have impacted our operating results for the three and nine months ended September 30, 2022 and may continue to affect our performance and financial condition in future periods.
•Business and market conditions. During the three and nine months ended September 30, 2022, Sterigenics and Nordion continued to see sustained demand for sterilization services. Nelson Labs’ net revenues increased in the third quarter of 2022 compared to the third quarter of 2021; however, slower than expected growth of certain laboratory testing categories combined with customer driven delays impacted Nelson Labs’ growth. Overall, we continue to face ongoing macroeconomic pressures, particularly related to inflation, including energy and labor costs, as well as fluctuations in foreign currency exchange rates. As discussed in more detail in our most recent Form 10-K, a portion of our supply of Co-60 is generated by Russian nuclear reactors. We continue to monitor the potential for disruption in the supply of Co-60 from Russian nuclear reactors and we expect no material impact in 2022 on our supply or revenue.
•Investment initiatives. We continue to make significant investments in capacity expansions and facility improvements as well as in our efforts to strengthen our Co-60 supply chain. For the nine months ended September 30, 2022, capital expenditures increased by $49.7 million compared to the nine months ended September 30, 2021.
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

•Litigation costs. In connection with ongoing litigation related to our Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico facilities, as described in Note 16, “Commitments and Contingencies”, we recorded costs of $14.5 million and $50.2 million for the three and nine months ended September 30, 2022, respectively. Insurance coverage has been available for some of our ethylene oxide (“EO”) tort litigation claims. As of September 30, 2022 we have approximately $2.5 million of such coverage remaining. Our insurance for future alleged environmental liabilities excludes coverage for EO claims.
In addition, we are pursuing other insurance coverage for our legal expenses related to the EO tort litigation. In 2021, Sterigenics U.S., LLC filed an insurance coverage lawsuit in the U.S. District Court for the Northern District of Illinois relating to two commercial general liability policies issued in the 1980s. On August 3, 2022, the Court issued a Memorandum Opinion and Order concluding that the insurance company owes Sterigenics U.S., LLC and another party a duty to defend the Willowbrook, Illinois litigation, which may allow us to recover defense costs related to that litigation.
On September 19, 2022 a jury rendered a verdict in favor of the plaintiff in the first EO tort litigation trial in Illinois. We intend to vigorously challenge the judgment through all appropriate post-trial motions and appeal processes. The payment of any damages in this matter is expected to be stayed pending resolution of the post-trial and appeals processes. Refer to Note 16, “Commitments and Contingencies”, and Part II Item 1A. Risk Factors in this report.
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended September 30, 2022 as compared to Three Months Ended September 30, 2021
The following table sets forth the components of our results of operations for the three months ended September 30, 2022 and 2021.

(thousands of U.S. dollars)	2022	2021	$ Change	% Change

Total net revenues	$248,704	$226,164	$22,540	10.0%
Total cost of revenues	112,691	100,578	12,113	12.0%
Total operating expenses	72,818	59,915	12,903	21.5%
Operating income	63,195	65,671	(2,476)	(3.8)%
Net income	25,090	27,444	(2,354)	(8.6)%
Adjusted Net Income(a)	64,508	58,704	5,804	9.9%
Adjusted EBITDA(a)	125,152	116,674	8,478	7.3%
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
Total Net Revenues
The following table compares our revenues by type for the three months ended September 30, 2022 to the three months ended September 30, 2021.

(thousands of U.S. dollars)
Net revenues for the three months ended September 30,	2022	2021	$ Change	% Change

Service	$216,704	$200,499	$16,205	8.1%
Product	32,000	25,665	6,335	24.7%
Total net revenues	$248,704	$226,164	$22,540	10.0%
Net revenues were $248.7 million in the three months ended September 30, 2022, an increase of $22.5 million, or 10.0%, as compared with the three months ended September 30, 2021. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended September 30, 2022 increased approximately 13.2% compared with the three months ended September 30, 2021.

Service revenues
Service revenues increased $16.2 million, or 8.1%, to $216.7 million in the three months ended September 30, 2022 as compared to $200.5 million in the three months ended September 30, 2021. The increase in net service revenue was driven by favorable pricing of $8.8 million and $3.3 million in the Sterigenics and Nelson Labs segments, respectively, and $8.3 million of sales volume growth in the Sterigenics segment. Our Nelson Labs recent acquisition contributed $3.0 million of service revenue growth to the Nelson Labs segment. Service revenue growth was partially offset by a $6.5 million unfavorable impact from changes in foreign currency exchange rates across all segments.
Product revenues
Product revenues increased $6.3 million, or 24.7%, to $32.0 million in the three months ended September 30, 2022 as compared to $25.7 million in the three months ended September 30, 2021. The increase in product revenues was attributable to volume growth of $5.1 million and favorable pricing of $2.0 million, partially offset by a $0.8 million unfavorable impact from changes in foreign currency exchange rates.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended September 30, 2022 to the three months ended September 30, 2021.

(thousands of U.S. dollars)
Cost of revenues for the three months ended September 30,	2022	2021	$ Change	% Change

Service	$99,772	$88,349	$11,423	12.9%
Product	12,919	12,229	690	5.6%
Total cost of revenues	$112,691	$100,578	$12,113	12.0%
Total cost of revenues accounted for approximately 45.3% and 44.5% of our consolidated net revenues for the three months ended September 30, 2022 and 2021, respectively.
Cost of service revenues
Cost of service revenues increased $11.4 million, or 12.9%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was correlated with the expansion in sales volumes growth, predominately in the Sterigenics segment, as well as increased costs arising from inflationary pressures, which were most notable on labor and energy costs. Our Nelson Labs recent acquisition accounted for $2.2 million of the increase. Additionally, increased staffing in anticipation of incremental volume in the Nelson Labs segment contributed to the increase in cost of service revenues. Partially offsetting the increase was a $3.4 million impact from changes in foreign currency exchange rates.
Cost of product revenues
Cost of product revenues increased $0.7 million, or 5.6%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase principally reflects incremental costs due to product mix, offset by impacts from changes in foreign currency exchanges rates.
Operating Expenses
The following table compares our operating expenses for the three months ended September 30, 2022 to the three months ended September 30, 2021:

(thousands of U.S. dollars)
Operating expenses for the three months ended September 30,	2022	2021	$ Change	% Change

Selling, general and administrative expenses	$57,091	$44,038	$13,053	29.6%
Amortization of intangible assets	15,727	15,877	(150)	(0.9)%
Total operating expenses	$72,818	$59,915	$12,903	21.5%

Operating expenses accounted for approximately 29.3% and 26.5% of our consolidated net revenues for the three months ended September 30, 2022 and 2021, respectively.
SG&A
SG&A increased $13.1 million, or 29.6%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was largely driven by the following:
•$5.1 million increase in litigation and other professional services expense associated with EO sterilization facilities;
•$2.5 million increase in selling and administrative personnel in support of the growth and enhancement of our business; and
•$1.1 million increase in share-based compensation expense related to our 2020 Omnibus Incentive Plan.
In addition, in the three months ended September 30, 2021, we recorded a $3.4 million favorable settlement related to an insurance claim for Nordion which did not recur in 2022.
  Amortization of intangible assets
Amortization of intangible assets was $15.7 million for the three months ended September 30, 2022, representing a decrease of 0.9% from the three months ended September 30, 2021. The change was due mainly to a reduction in amortization expense related to certain intangible assets that were fully amortized by December 31, 2021 combined with changes in foreign currency exchange rates, partially offset by additional amortization expense for intangible assets acquired in connection with the RCA acquisition.
Interest Expense, Net
Interest expense, net increased $5.3 million, or 29.1%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Interest expense increased $6.4 million attributable to a higher weighted average interest rate for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The weighted average interest rate on our outstanding debt was 5.87% and 3.25% at September 30, 2022 and 2021, respectively. The increase was partially offset by the change in fair value and quarterly settlement of interest rate caps not designated as hedging instruments which totaled $1.1 million in the third quarter of 2022.
Foreign Exchange (Gain) Loss
Foreign exchange gain was $0.5 million for the three months ended September 30, 2022 as compared to a loss of $0.8 million in the three months ended September 30, 2021. The change in foreign exchange (gain) loss in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relates to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities. As described in Note 17, “Financial Instruments and Financial Risk” we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries.
Other Income, Net
Other income, net was $1.7 million for the three months ended September 30, 2022 compared to $0.7 million for the three months ended September 30, 2021. The fluctuation was mainly driven by changes in the fair value of the embedded derivatives in Nordion’s contracts. We recorded an unrealized loss on embedded derivatives of $0.4 million for the three months ended September 30, 2022 as compared to $1.2 million for the three months ended September 30, 2021.
Provision for Income Taxes
Provision for income tax increased $3.3 million to a net provision of $16.9 million for the three months ended September 30, 2022 as compared to $13.7 million in the three months ended September 30, 2021. The change was partially attributable to pre-tax income of $42.0 million in the three months ended September 30, 2022 compared to pretax income of $41.1 million for the three months ended September 30, 2021 and an increase in the valuation allowance related to the limitation on the deductibility of interest expense and the impairment of an investment in a joint venture. In addition, income tax expense for the three months ended September 30, 2021 was lower due to a discrete item that reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.
Provision for income taxes for the three months ended September 30, 2022 differed from the statutory rate primarily due to an increase in the valuation allowance, the impact of the foreign rate differential, and income tax on global intangible low-tax income (“GILTI”). Provision for income taxes for the three months ended September 30, 2021 differed from the statutory rate primarily due to the foreign rate differential, GILTI, and a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended September 30, 2022 was $25.1 million, as compared to net income of $27.4 million for the three months ended September 30, 2021. Adjusted Net Income was $64.5 million for the three months ended September 30, 2022, as compared to $58.7 million for the three months ended September 30, 2021, due to the factors described above. Adjusted EBITDA was $125.2 million for the three months ended September 30, 2022, as compared to $116.7 million for the three months ended September 30, 2021, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
Nine Months Ended September 30, 2022 as compared to Nine Months Ended September 30, 2021
The following table sets forth the components of our results of operations for the nine months ended September 30, 2022 and 2021.

(thousands of U.S. dollars)	2022	2021	$ Change	% Change

Total net revenues	$752,097	$690,229	$61,868	9.0%
Total cost of revenues	336,813	305,510	31,303	10.2%
Total operating expenses	227,102	194,412	32,690	16.8%
Operating income	188,182	190,307	(2,125)	(1.1)%
Net income	86,149	81,124	5,025	6.2%
Adjusted Net Income(a)	200,587	181,882	18,705	10.3%
Adjusted EBITDA(a)	376,636	356,554	20,082	5.6%
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
Total Net Revenues
The following table compares our revenues by type for the nine months ended September 30, 2022 to the nine months ended September 30, 2021.

(thousands of U.S. dollars)
Net revenues for the nine months ended September 30,	2022	2021	$ Change	% Change

Service	$644,451	$597,907	$46,544	7.8%
Product	107,646	92,322	15,324	16.6%
Total net revenues	$752,097	$690,229	$61,868	9.0%
Net revenues were $752.1 million in the nine months ended September 30, 2022, an increase of $61.9 million, or 9.0%, as compared with the nine months ended September 30, 2021. Excluding the impact of foreign currency exchange rates, net revenues in the nine months ended September 30, 2022 increased approximately 11.3% compared with the nine months ended September 30, 2021.
Service revenues
Service revenues increased $46.5 million, or 7.8%, to $644.5 million in the nine months ended September 30, 2022 as compared to $597.9 million in the nine months ended September 30, 2021. The growth in net service revenues was driven by sales volume growth of $28.5 million in the Sterigenics segment and favorable pricing of $24.7 million and $8.8 million in the Sterigenics and Nelson Labs segments, respectively. Our recent Nelson Labs acquisitions contributed $11.0 million to service revenue. Partially offsetting these factors was an overall decline of $10.8 million in pandemic-related testing revenue as well as a decrease in volumes in other testing categories in the Nelson Labs segment. Service revenue growth was offset by a $14.3 million unfavorable impact from changes in foreign currency exchange rates across all segments.
Product revenues
Product revenues increased $15.3 million, or 16.6%, to $107.6 million in the nine months ended September 30, 2022 as compared to $92.3 million in the nine months ended September 30, 2021. The expansion in product revenues was attributable to sales volume growth of $10.5 million coupled with $6.8 million from favorable pricing in our Nordion segment. Partially offsetting this increase was a $2.0 million unfavorable impact from changes in foreign currency exchange rates.
Total Cost of Revenues
The following table compares our cost of revenues by type for the nine months ended September 30, 2022 to the nine months ended September 30, 2021.

(thousands of U.S. dollars)
Cost of revenues for the nine months ended September 30,	2022	2021	$ Change	% Change

Service	$292,755	$264,776	$27,979	10.6%
Product	44,058	40,734	3,324	8.2%
Total cost of revenues	$336,813	$305,510	$31,303	10.2%
Total cost of revenues accounted for approximately 44.8% and 44.3% of our consolidated net revenues for the nine months ended September 30, 2022 and 2021, respectively.
Cost of service revenues
Cost of service revenues increased $28.0 million, or 10.6%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was attributable to approximately $21.7 million of increased costs arising from the expansion in sales volumes growth, predominately in the Sterigenics segment, as well as inflationary pressures, most notably on labor and energy costs. Cost of service revenues was also impacted by incremental costs of $8.1 million from our recent Nelson Labs acquisitions and increased staffing in anticipation of incremental volume in the Nelson Labs segment. Partially offsetting this increase was a $6.9 million impact from changes in foreign currency exchange rates.
Cost of product revenues
Cost of product revenues increased $3.3 million, or 8.2%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase reflects incremental costs due to product mix, partially offset by a favorable impact from changes in foreign currency exchanges rates.
Operating Expenses
The following table compares our operating expenses for the nine months ended September 30, 2022 to the nine months ended September 30, 2021:

(thousands of U.S. dollars)
Operating expenses for the nine months ended September 30,	2022	2021	$ Change	% Change

Selling, general and administrative expenses	$179,765	$146,331	$33,434	22.8%
Amortization of intangible assets	47,337	48,081	(744)	(1.5)%
Total operating expenses	$227,102	$194,412	$32,690	16.8%
Operating expenses accounted for approximately 30.2% and 28.2% of our consolidated net revenues for the nine months ended September 30, 2022 and 2021, respectively.

SG&A
SG&A increased $33.4 million, or 22.8%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was driven primarily by the following:
•$16.7 million increase in litigation and other professional services expense associated with EO sterilization facilities;
•$6.5 million increase in selling and administrative personnel in support of the growth and enhancement of our business; and
•$4.5 million increase in share-based compensation expense related to our 2020 Omnibus Incentive Plan.
In addition, during the nine months ended September 30, 2021, we recorded a $3.4 million favorable settlement related to an insurance claim for Nordion, which did not recur in 2022.
  Amortization of intangible assets
Amortization of intangible assets was $47.3 million for the nine months ended September 30, 2022, or 1.5% below the nine months ended September 30, 2021. The change was due mainly to a reduction in amortization expense related to certain intangible assets that were fully amortized by December 31, 2021 combined with changes in foreign currency exchange rates, partially offset by additional amortization expense for intangible assets acquired in connection with the RCA acquisition.
Interest Expense, Net
Interest expense, net decreased $10.7 million, or 18.3%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease was driven by an $11.9 million reduction to interest expense attributable to the favorable change in fair value and quarterly settlement of interest rate caps not designated as hedging instruments. Offsetting this decline was a $1.1 million net increase in interest expense on our outstanding borrowings due to the steady rise in the LIBOR benchmark interest rate for the nine months ended September 30, 2022. The weighted average interest rate on our outstanding debt was 5.87% and 3.25% at September 30, 2022 and 2021, respectively.
Impairment of Investment in Unconsolidated Affiliate
During the nine months ended September 30, 2022, we recorded an impairment charge of $9.6 million related to a joint venture investment, which was acquired as part of the 2020 Iotron acquisition. Due to a shift in business strategy, the joint venture will not proceed, and our joint venture partner will continue to rely on our other existing operating facilities. Based on these facts and circumstances, we concluded that the investment was impaired as of June 30, 2022.
Foreign Exchange (Gain) Loss
Foreign exchange gain was $0.5 million for the nine months ended September 30, 2022 as compared to a loss of $1.4 million in the nine months ended September 30, 2021. The change in foreign exchange (gain) loss in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relates to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities. As described in Note 17, “Financial Instruments and Financial Risk” we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries.
Other Income, Net
Other income, net decreased $3.2 million, or 42.9%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The fluctuation was mainly driven by an unfavorable change in the fair value of the embedded derivatives in Nordion’s purchase contracts. We recorded an unrealized loss on embedded derivatives of $1.8 million for the nine months ended September 30, 2022 compared to a $0.4 million gain for the nine months ended September 30, 2021. In addition, we recorded $1.2 million of other income related to the gain on our purchase of the 15% mandatorily redeemable noncontrolling interest of Nelson Labs Fairfield in the second quarter of 2021 as compared to the amount previously accrued.
Provision for Income Taxes
Provision for income tax increased $13.4 million to a net provision of $49.2 million for the nine months ended September 30, 2022 as compared to $35.9 million for the nine months ended September 30, 2021. The change was attributable to pre-tax income of $135.4 million in the nine months ended September 30, 2022 compared to pretax income of $117.0 million for the nine months ended September 30, 2021 and an increase in the valuation allowance related to the limitation on the deductibility of interest expense and the impairment of an investment in a joint venture.

Provision for income taxes for the nine months ended September 30, 2022 differed from the statutory rate primarily due to a net increase in the valuation allowance, the impact of the foreign rate differential and GILTI. Income tax expense for the nine months ended September 30, 2021 differed from the statutory rate primarily due to the impact of the foreign rate differential, GILTI, a net increase in the interest expense valuation allowance, and a discrete item pertaining to an income tax rate change in the United Kingdom. This was partially offset by a discrete item that reversed the valuation allowance on deferred tax assets related to certain asset retirement obligations.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the nine months ended September 30, 2022 was $86.1 million, as compared to net income of $81.1 million for the nine months ended September 30, 2021. Adjusted Net Income was $200.6 million for the nine months ended September 30, 2022, as compared to $181.9 million for the nine months ended September 30, 2021, due to the factors described above. Adjusted EBITDA was $376.6 million for the nine months ended September 30, 2022, as compared to $356.6 million for the nine months ended September 30, 2021, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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
•non-cash gains or losses from fluctuations in foreign currency exchange rates, and the mark-to-fair value of derivatives not designated as hedging instruments, which includes the embedded derivatives relating to certain customer and supply contracts at Nordion;
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
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2022	2021	2022	2021
Net income	$25,090	$27,444	$86,149	$81,124
Amortization of intangibles	20,219	21,239	61,596	65,299
Share-based compensation(a)	4,616	3,547	14,955	10,489
(Gain) loss on foreign currency and embedded derivatives(b)	3,194	1,881	(4,788)	885
Acquisition and divestiture related charges, net(c)	447	(2,662)	978	(2,003)
Business optimization project expenses(d)	1,035	244	1,609	780
Plant closure expenses(e)	2,627	266	3,776	1,564
Impairment of investment in unconsolidated affiliate(f)	—	—	9,613	—
Loss on extinguishment of debt(g)	—	6,365	—	20,677
Professional services relating to EO sterilization facilities(h)	14,501	9,449	50,238	33,492
Accretion of asset retirement obligations(i)	526	598	1,644	1,751
COVID-19 expenses(j)	6	109	154	596
Income tax benefit associated with pre-tax adjustments(k)	(7,753)	(9,776)	(25,337)	(32,772)
Adjusted Net Income	64,508	58,704	200,587	181,882
Interest expense, net(l)	20,080	18,140	53,974	58,585
Depreciation(m)	15,885	16,395	47,496	47,457
Income tax provision applicable to Adjusted Net Income(n)	24,679	23,435	74,579	68,630
Adjusted EBITDA(o)	$125,152	$116,674	$376,636	$356,554
(a)    Represents non-cash share-based compensation expense.
(b)    Represents the effects of (i) fluctuations in foreign currency exchange rates, (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion and (iii) unrealized gains and losses on interest rate caps not designated as hedging instruments.
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
(d)    Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of recent acquisitions, operating structure realignment and other process enhancement projects.
(e)    Represents decommissioning costs, professional fees, severance and other payroll costs, and other costs including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility.
(f)    Represents an impairment charge on our equity method investment in a joint venture. Refer to Note 1, “Basis of Presentation”.

(g)    Represents expenses incurred in connection with the repricing of our Term Loan in January 2021 and full redemption of the First Lien Notes in August 2021, including a prepayment premium and accelerated amortization of prior debt issuance and discount costs.
(h)    Represents litigation and other professional fees associated with our EO sterilization facilities. See Note 16, “Commitments and Contingencies”.
(i)    Represents non-cash accretion of asset retirement obligations related to gamma and EO processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities (without regard for whether the decommissioning services would be performed by employees of Nordion, instead of by a third party) and are accreted over the life of the asset.
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
(l)    The three and nine months ended September 30, 2022 excludes $3.3 million of unrealized loss and $6.1 million of unrealized gain, respectively, on interest rate derivatives not designated as hedging instruments.
(m)    Includes depreciation of Co-60 held at gamma irradiation sites.
(n)    Represents the difference between the income tax provision as determined under U.S. GAAP and the income tax benefit associated with pre-tax adjustments described in footnote (k).
(o)    $22.1 million and $20.8 million of the adjustments for the three months ended September 30, 2022 and 2021, respectively, and $62.8 million and $63.3 million of the adjustments for the nine months ended September 30, 2022 and 2021, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.
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

Segment Results for the Three Months Ended September 30, 2022 and 2021
The following tables compare segment net revenue and segment income for the three months ended September 30, 2022 to the three months ended September 30, 2021:

	Three Months Ended September 30,
(thousands of U.S. dollars)	2022	2021	$ Change	% Change

Net Revenues
Sterigenics	$157,723	$145,314	$12,409	8.5%
Nordion	35,071	28,768	6,303	21.9%
Nelson Labs	55,910	52,082	3,828	7.3%
Segment Income
Sterigenics	$85,587	$79,344	$6,243	7.9%
Nordion	20,294	16,331	3,963	24.3%
Nelson Labs	19,271	20,999	(1,728)	(8.2)%
Segment Income margin
Sterigenics	54.3%	54.6%
Nordion	57.9%	56.8%
Nelson Labs	34.5%	40.3%
Net Revenues by Segment
Sterigenics net revenues were $157.7 million for the three months ended September 30, 2022, an increase of $12.4 million, or 8.5%, as compared to the three months ended September 30, 2021. The increase is attributable to a 6.0% favorable impact from pricing and volume growth of 5.8%, partially offset by a 3.3% unfavorable impact from changes in foreign currency exchange rates.
Nordion net revenues were $35.1 million for the three months ended September 30, 2022, an increase of $6.3 million, or 21.9%, as compared to the three months ended September 30, 2021. The increase was primarily attributable to volume growth of 17.7% and favorable pricing of 7.0% partially offset by a 2.8% unfavorable impact from changes in foreign currency exchange rates.
Nelson Labs net revenues were $55.9 million for the three months ended September 30, 2022, an increase of $3.8 million, or 7.3%, as compared to the three months ended September 30, 2021. The increase was driven by favorable pricing of 6.3% and 5.8% from our recent acquisition. This was partially offset by changes in foreign currency exchange rates totaling 3.5%.
Segment Income
Sterigenics segment income was $85.6 million for the three months ended September 30, 2022, an increase of $6.2 million, or 7.9%, as compared to the three months ended September 30, 2021. The increase in segment income was primarily a result of favorable customer pricing and sales volume growth, as referenced above.
Nordion segment income was $20.3 million for the three months ended September 30, 2022, an increase of $4.0 million, or 24.3%, as compared to the three months ended September 30, 2021. The increase in segment income was due to an increase in sales volume, largely of industrial use Co-60, and favorable pricing, partially offset by changes in foreign currency exchange rates.
Nelson Labs segment income was $19.3 million for the three months ended September 30, 2022, a decrease of $1.7 million, or 8.2%, as compared to the three months ended September 30, 2021. The decrease in segment income was primarily driven by increased staffing in anticipation of incremental volume, unfavorable revenue mix and an unfavorable impact from foreign currency exchange rates, partially offset by favorable pricing as mentioned above. The decrease in segment income margin is a result of the aforementioned factors coupled with dilution resulting from the margin profile of the 2021 Nelson Labs acquisitions.

Segment Results for the Nine Months Ended September 30, 2022 and 2021
The following tables compare segment net revenue and segment income for the nine months ended September 30, 2022 to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
(thousands of U.S. dollars)	2022	2021	$ Change	% Change

Net Revenues
Sterigenics	$464,977	$421,647	$43,330	10.3%
Nordion	119,551	103,811	15,740	15.2%
Nelson Labs	167,569	164,771	2,798	1.7%
Segment Income
Sterigenics	$250,088	$227,374	$22,714	10.0%
Nordion	69,179	61,285	7,894	12.9%
Nelson Labs	57,369	67,895	(10,526)	(15.5)%
Segment Income margin
Sterigenics	53.8%	53.9%
Nordion	57.9%	59.0%
Nelson Labs	34.2%	41.2%
Net Revenues by Segment
Sterigenics net revenues were $465.0 million for the nine months ended September 30, 2022, an increase of $43.3 million, or 10.3%, as compared to the nine months ended September 30, 2021. The increase reflects volume growth of 6.8% and a 5.9% favorable impact from pricing, partially offset by unfavorable impacts from changes in foreign currency exchange rates of 2.4%.
Nordion net revenues were $119.6 million for the nine months ended September 30, 2022, an increase of $15.7 million, or 15.2%, as compared to the nine months ended September 30, 2021. The increase reflects volume growth of 11.0% and a 6.5% favorable impact from pricing, partially offset by unfavorable impacts from changes in foreign currency exchange rates of 2.3%.
Nelson Labs net revenues were $167.6 million for the nine months ended September 30, 2022, an increase of $2.8 million, or 1.7%, as compared to the nine months ended September 30, 2021. The increase was mainly attributable to revenue growth from the 2021 acquisitions of 6.7% and a favorable impact from pricing of 5.3%. Partially offsetting this increase was a 6.5% decline in revenue from reduced demand for pandemic-related testing coupled with a decrease in volumes across other testing categories. Revenue growth was also negatively impacted by 2.5% due to changes in foreign currency exchange rates.
Segment Income
Sterigenics segment income was $250.1 million for the nine months ended September 30, 2022, an increase of $22.7 million, or 10.0%, as compared to the nine months ended September 30, 2021. The increase in segment income was primarily a result of volume growth and favorable customer pricing, as referenced above.
Nordion segment income was $69.2 million for the nine months ended September 30, 2022, an increase of $7.9 million, or 12.9%, as compared to the nine months ended September 30, 2021. The increase in segment income was due to favorable impacts of volume growth and customer pricing, as referenced above. The decrease in segment income margin was due to an unfavorable product mix.
Nelson Labs segment income was $57.4 million for the nine months ended September 30, 2022, a decrease of $10.5 million, or 15.5%, as compared to the nine months ended September 30, 2021, primarily attributable to a decline in pandemic-related testing. This decrease was partially offset by the incremental contribution of our 2021 acquisitions and favorable customer pricing. The 7.0% decrease in segment income margin was driven by unfavorable mix associated with reduced demand for pandemic-related testing, supply chain and labor market pressures, increased staffing in anticipation of incremental volume, and dilution resulting from the margin profile of the 2021 Nelson Labs acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2022, we had $165.0 million of cash and cash equivalents. This is an increase of $58.0 million from the balance at December 31, 2021. Our foreign subsidiaries held cash of approximately $122.6 million at September 30, 2022 and $87.9 million at December 31, 2021. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. For the nine months ended September 30, 2022, our capital expenditures amounted to $110.6 million, compared to $60.9 million for the nine months ended September 30, 2021.
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, including debt service on our long-term debt, expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation defense costs for at least the next twelve months. As of September 30, 2022, there were no outstanding borrowings on the Revolving Credit Facility. Our ability to meet future working capital, capital expenditure and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of September 30, 2022, our interest rate caps limit our cash flow exposure related to LIBOR for the majority of the principal amount outstanding on our variable rate borrowings under the Term Loan. Refer to Note 17, “Financial Instruments and Financial Risk” under the heading “Derivative Instruments” for additional information regarding the interest rate caps used to manage economic risks associated with our variable rate borrowings. Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional information about changes in interest rate risk.
In addition to our operations, our primary long-term liquidity requirements include servicing our debt, investing in capital expenditures, supporting ongoing EO litigation defense costs, funding suitable business acquisitions, and making expenditures for other general corporate purposes. Any liability determined to be attributable to the Company or its subsidiaries arising from the ongoing EO tort litigation may have a material adverse effect on the Company’s results of operations, liquidity, or financial condition for the annual or interim period during which such liability is recorded. As described in Note 16, “Commitments and Contingencies”, on September 20, 2022, the court returned an adverse judgment against our subsidiaries Sterigenics U.S., LLC and Sotera Health LLC in the amount of $358.7 million in a personal injury jury trial in Illinois. As noted in Note 16, we intend to vigorously challenge the judgment through all appropriate post-trial motions and appeals processes. Based on the status of the first individual case, we believe a loss is not probable, but the range of loss for this case could be from $0 to $358.7 million, plus potential post-judgment interest. We have not recorded a reserve with respect to this litigation as a number of factors (including post-trial relief and the appeals processes which are anticipated to take at least eighteen months or longer) could significantly change the assessment of damages and the ultimate outcome of the case. The plaintiff began enforcement proceedings by issuing citations to discover assets to Sterigenics U.S., LLC and Sotera Health LLC, the Company and other subsidiaries, which may have the effect of creating liens on certain of our assets. These enforcement proceedings were stayed by the filing of post-trial motions.
In order to stay the enforceability of the judgment order during the appeals process, an appellate bond must be posted or an alternative form of security must be provided. Our subsidiaries are exploring options to post the appellate bond or alternative form of security, which could involve additional credit support from the Company, if the Company so determines, and/or posting cash collateral of the subsidiaries, or other form of security as may be required by the courts, and on which such subsidiaries will incur interest and other associated costs. The bond or other form of security ordinarily must be sufficient to cover the amount of the judgment and costs, plus interest reasonably anticipated to accrue during pendency of the appeal. Given the pendency of motions for post-trial relief requesting that the trial court enter judgment in defendants’ favor notwithstanding the verdict, or alternatively that a new trial be granted, or alternatively for reduction of the compensatory and punitive damages awards, as well as the courts’ ability to reduce the amount of any bond or other security, the amount of the bond or other security that will ultimately be required to be posted is uncertain.
Refer to Note 16, “Commitments and Contingencies” under the heading “Ethylene Oxide Tort Litigation” for additional information regarding the current status of the Company’s legal proceedings. Refer also to Part II Item 1A, “Risk Factors” in this report, including “—We have received and may in the future receive an adverse judgment in the EO tort litigation. We face enforcement efforts related to the adverse judgment. In connection with any appeal, we may be required to post an appellate bond or provide an alternative form of security. Any of these matters may have a negative impact on our liquidity in the near and long terms.”
Cash Flow Information
Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

(thousands of U.S. dollars)	2022	2021

Net Cash Provided by (Used in):
Operating activities	$176,035	$215,194
Investing activities	(110,158)	(87,570)
Financing activities	(1,483)	(115,504)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,357)	345
Net increase in cash and cash equivalents, including restricted cash, during the period	$58,037	$12,465
Operating activities
Cash flows provided by operating activities decreased $39.2 million to net cash provided of $176.0 million in the nine months ended September 30, 2022 compared to $215.2 million for the nine months ended September 30, 2021. Lower cash flows from operating activities in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were driven by an increase in cash paid for income taxes and interest of $24.6 million and $11.3 million, respectively.
Investing activities
Cash used in investing activities increased $22.6 million to net cash used of $110.2 million in the nine months ended September 30, 2022 compared to $87.6 million for the nine months ended September 30, 2021. Capital expenditures increased $49.7 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The nine months ended September 30, 2021 included cash paid for acquisitions of $25.9 million which did not recur in 2022. In the nine months ended September 30, 2021, we acquired BioScience Labs for a net purchase price of approximately $13.5 million and we completed the acquisition of the remaining 15% ownership of Nelson Labs Fairfield for $12.4 million.
Financing activities
For the nine months ended September 30, 2022, net cash used in financing activities was $1.5 million compared to net cash used by financing activities of $115.5 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, the principal uses of cash in financing activities were $100.0 million for the full redemption of the First Lien Notes, $8.4 million for the acquisition of the noncontrolling interests in our China subsidiaries and $6.7 million of debt issuance costs and prepayment premium incurred in connection with our refinancing of the Senior Secured Credit Facilities and the early redemption of the First Lien Notes, respectively. Cash used for financing activities was insignificant for the nine months ended September 30, 2022.
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Revolving Credit Facility and Term Loan mature on June 13, 2026, and December 13, 2026, respectively. The total borrowing capacity under the Revolving Credit Facility is $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of September 30, 2022 and December 31, 2021, total borrowings under the Term Loan were $1,763.1 million and there were no borrowings outstanding on the Revolving Credit Facility. The weighted average interest rate on borrowings under the Term Loan for the three months ended September 30, 2022 and September 30, 2021 was 4.96% and 3.25%, respectively, and 3.92% and 3.51% for the nine months ended September 30, 2022 and September 30, 2021, respectively.
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
As of September 30, 2022 and December 31, 2021, capitalized debt issuance costs totaled $2.3 million and $2.7 million, respectively, and debt discounts totaled $14.7 million and $17.3 million, respectively, related to the Senior Secured Credit Facilities. Such costs are recorded as a reduction of debt on our Consolidated Balance Sheets and amortized as a component of interest expense over the term of the debt agreement.
The Senior Secured Credit Facilities contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including upon a change of control. An event of default under the Senior Secured Credit Facilities would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of $100.0 million, which judgment or judgments are not stayed or remain undischarged for a period of sixty consecutive days or if, in order to enforce such a judgment, a judgment creditor attached or levied upon assets that are material to the business and operations, taken as a whole, of the Company and certain of its subsidiaries. As described in Note 16, “Commitments and Contingencies”, on September 20, 2022, our subsidiaries Sterigenics U.S., LLC and Sotera Health LLC received a $358.7 million judgment (including prejudgment interest) in the first trial related to EO tort litigation in Illinois. Post-judgment interest accrues on the compensatory and punitive damages awards from September 20, 2022, the date the court entered the judgment order. As noted in Note 16, we intend to vigorously challenge the judgment through all appropriate post-trial motions and appeals processes. The payment of any judgment in this matter is expected to be stayed pending resolution of the post-trial and appeals process. Accordingly, no event of default has been triggered as a result of this judgment. As of September 30, 2022, we were in compliance with all the Senior Secured Credit Facilities covenants.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of September 30, 2022, the Company had $67.6 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $279.9 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with the Term Loan due to changes in LIBOR (or its successor). For additional information on the derivative instruments described above, refer to Note 17, “Financial Instruments and Financial Risk”, “Derivatives Instruments.”

First Lien Notes
On July 31, 2020, SHH issued $100.0 million aggregate principal amount of senior secured first lien notes due 2026 (the “First Lien Notes”), which were scheduled to mature on December 13, 2026. On August 27, 2021 SHH redeemed in full the $100.0 million aggregate principal amount of the First Lien Notes. In connection with this redemption, the Company paid a $3.0 million early redemption premium, in accordance with the terms of the First Lien Notes Indenture, and wrote off $3.4 million of debt issuance and discount costs. The Company recognized these expenses within “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022.
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
As noted in Part II, Item 7A of the 2021 Form 10-K, we are subject to interest rate risk on borrowings that bear interest at floating rates. During the nine months ended September 30, 2022, benchmark interest rates, including LIBOR, have materially increased compared to the same period in the prior year, primarily in response to monetary policies implemented throughout the United States and Europe aimed at curbing inflation. Because our Senior Secured Credit Facilities bear interest at variable interest rates based on LIBOR, we may incur higher interest costs as interest rates are expected to increase in future periods. We currently utilize, and may in the future utilize, interest rate hedges to mitigate our exposure to interest rate fluctuations as described in Note 17, “Financial Instruments and Financial Risk”. After applying the effects of interest rate caps referenced above, a 1.0% increase in the interest rate under our outstanding obligations as of September 30, 2022, of $1,763.1 million, would increase interest expense by approximately $7.6 million for the fiscal year ending December 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon their evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the three and nine months ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be subject to various legal proceedings arising in the ordinary course of our business, including claims relating to personal injury, property damage, workers’ compensation and employee safety. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At this time, and except as is noted herein, we are unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations and matters concerning other allegations of other improprieties, or the incidence of any such matters in the future. Information regarding our legal proceedings is included below. Updates on our EO tort litigation can be found from time to time on the Investor Relations section of the Company’s website.
Legal Proceedings Described in Note 16, “Commitments and Contingencies” of Our Consolidated Financial Statements
Note 16, “Commitments and Contingencies” to our consolidated financial statements for the three and nine months ended September 30, 2022 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 16, “Commitments and Contingencies” for information regarding the following legal proceedings, which information is incorporated into this item by reference:
•Ethylene Oxide Tort Litigation – Illinois and Georgia
•Georgia Facility Operations Litigation; and
•New Mexico Attorney General Litigation
Legal Proceedings That Are Not Described in Note 16, “Commitments and Contingencies” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 16, “Commitments and Contingencies” to our consolidated financial statements for the three and nine months ended September 30, 2022 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matter also constitutes a material pending legal proceeding, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Zoetermeer, Holland Criminal Proceedings and Criminal Financial Investigation
In early 2010, the Dutch Public Prosecution Service started criminal proceedings against DEROSS Holding B.V. (“DEROSS”), formerly known as Sterigenics Holland B.V., in relation to alleged environmental permit violations for EO emissions in the period from 2004 to 2009 at its Zoetermeer processing facility. On the basis of the final indictment issued in April 2017, assuming a rarely applied increasing mechanism is not applied in this case, fines in the amount of €0.8 million (US$0.8 million) may be imposed. We have also agreed to defend and indemnify the two individuals overseeing environmental compliance during the time period of the alleged claims by the Public Prosecutor. Assuming a rarely applied increasing mechanism is not applied in this case, the possible monetary penalties relating to the individuals currently are estimated at a maximum of €0.2 million (US$0.2 million).
In November 2010, the Public Prosecution Service also started a criminal financial investigation against DEROSS to determine whether it obtained illegal advantages by committing the alleged criminal offenses noted above. Any illegally obtained advantage could then be recovered from DEROSS in subsequent confiscation proceedings. The Public Prosecution Service estimates the illegally obtained advantage by DEROSS to be in the amount of €0.6 million (US$0.6 million).
In February 2018, DEROSS and the two individuals received favorable judgments from the trial court, which did not hold any of them responsible for the alleged criminal offenses. In March 2018, the Public Prosecutor filed an appeal against the favorable judgments. The appeal procedure is still pending.
An escrow account was established in 2011 to satisfy indemnity claims for losses related to this matter. The balance of the special escrow at September 30, 2022 was approximately US$1.8 million and the cash collateral held by ABN Amro to provide security for the claims was approximately €2.4 million (US$2.4 million) as of September 30, 2022. These amounts are available to satisfy claims relating to the ongoing matter through its anticipated resolution. At this time, we expect that the appeal of this matter will likely take several years to resolve, however, we believe the indemnification receivable continues to be recoverable and plan to ensure escrow funds remain in place to cover outcomes of an appeal.

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
Item 1A. Risk Factors.
Other than the risk factors listed below, there have been no material changes from the risk factors previously described under Item 1A of our 2021 Form 10-K.
Risks Related to the Company
We are currently defending certain litigation, and we are likely to be subject to additional litigation in the future.
Our business exposes us to significant potential risk from lawsuits, investigations and other legal proceedings. We are currently pursuing and defending various proceedings and will likely be subject to additional proceedings in the future, including potential litigation regarding the products and services we provide or which we or our predecessors have provided. We are currently the subject of tort lawsuits alleging personal injury by purported exposure to emissions and releases of EO from our facilities in Willowbrook and Atlanta. The first jury trial in the individual lawsuits related to our facility in Willowbrook began on August 12, 2022, and on September 19, 2022, the jury rendered a verdict in favor of the plaintiff and awarded damages in the amount of $358.7 million, including $36.1 million of compensatory damages, $320.0 million of punitive damages and prejudgment interest in the amount of $2.6 million against our subsidiaries Sterigenics, US LLC and Sotera Health LLC. Post-judgment interest accrues on the compensatory and punitive damages awards from September 20, 2022, the date the court entered the judgment order. The Company expects the enforceability of the judgment order to be stayed pending the resolution of motions for post-trial relief and any subsequent appeals. See related Risk Factor “—We have received and may in the future receive an adverse judgment in the EO tort litigation. We face enforcement efforts related to the adverse judgment. In connection with any appeal, we may be required to post an appellate bond or provide an alternative form of security. Any of these matters may have a negative impact on our liquidity in the near and long terms.” On October 26, 2022, Sterigenics U.S., LLC and Sotera Health LLC filed their motion for post-trial relief, requesting that the trial court enter judgment in defendants’ favor notwithstanding the verdict, or alternatively that a new trial be granted, or alternatively for reduction of the compensatory and punitive damages awards, based on the plaintiff’s failure of proof on elements of her claims, reversible error by the trial court regarding evidentiary and other rulings, and excessive damages awards. While the Company does not believe that the facts and law justify the verdict or damage awards and intends to vigorously challenge them through all appropriate motions for post-trial relief and appeals, this verdict and damage awards and future verdict and damage awards to which we may be subject could have a material adverse effect on our business, prospects, financial condition or results of operations.
Additionally, we are defendants in a lawsuit by certain employees of a contract sterilization customer in Georgia who allege personal injury by purported workplace exposure to EO. We are also defendants in lawsuits alleging that our Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and caused other damages. Additional property devaluation claims have been threatened and additional personal injury claims may be filed. We are also defendants in a lawsuit brought by the State of New Mexico, ex rel. Hector Balderas, Attorney General alleging that emissions of EO from our Santa Teresa facility constitute a public nuisance and have materially contributed to increased health risks suffered by residents in the area. In June 2021, the Court in that lawsuit entered an Order Granting Preliminary Injunction prohibiting Sterigenics from allowing any uncontrolled emission or release of EO from the facility. In December 2021 the Court in that lawsuit further ordered certain protocols to monitor Sterigenics’ compliance with the injunction. We deny the allegations in these claims and are vigorously defending against them. However, one or more adverse judgments could result in significant liability for us and have a material adverse effect on our business, financial condition and results of operations. In addition, we are involved in litigation in Georgia against local officials to allow us to resume operations at our Atlanta facility that had been suspended while we installed enhancements to our EO emissions control systems. See Part II Item 1, “Legal Proceedings” and Note 16, “Commitments and Contingencies” to our consolidated financial statements for more detail on our pending litigation.
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
The financial impact of litigation, particularly class action and mass action lawsuits, is difficult to assess or quantify. If we are the subject of future lawsuits, regardless of the merits of the claims at issue or the ultimate outcome of a case, any litigation could be costly to defend, could result in an increase of our insurance premiums, and exhaust any available insurance coverage. Claims against us that result in entry of a judgment or we settle that are not covered or not sufficiently covered by insurance policies, or which fall within retained liability under our policies, could have a material adverse impact on our business, prospects, financial condition or results of operations. Our current environmental liability insurance does not cover future claims related to EO. Even where we have coverage for claims brought against us, our insurance may not be adequate to cover all potential liabilities and losses arising from those claims, and we have significant self-insured retention amounts, which we would have to pay in full before obtaining any insurance proceeds. Additionally, even where a claim should be covered by insurance, an insurer might refuse coverage. To the extent our insurance coverage is inadequate and we are not successful in identifying additional coverage for such claims, we would have to pay any costs or losses in excess of policy limits, including potentially costs to defend such claims, and the amount of any settlement or judgment. For example, while our historical environmental liability insurance did cover litigation related to EO, like the litigation pending in Willowbrook, Atlanta and Santa Teresa described above, the policy under which we have received coverage has limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook litigation is fully utilized and the $10.0 million coverage remaining is currently being utilized for the ongoing legal costs associated with the EO claims related to our facilities in Atlanta and Santa Teresa. As of September 30, 2022, we have utilized approximately $7.5 million of the remaining $10.0 million limit. Any settlement or judgment against us arising out of the litigation pending in Willowbrook, Atlanta or Santa Teresa would likely exceed the remaining insurance recoveries available to us and could have a material adverse effect on our business, prospects, financial condition or results of operations. See Note 16, “Commitments and Contingencies” to our consolidated financial statements for more detail on our pending litigation.
We have received and may in the future receive an adverse judgment in the EO tort litigation. We face enforcement efforts related to the adverse judgment. In connection with any appeal, we may be required to post an appellate bond or provide an alternative form of security. Any of these matters may have a negative impact on our liquidity in the near and long terms.
As described elsewhere in Note 16, “Commitments and Contingencies” under the heading “Ethylene Oxide Tort Litigation,” our subsidiaries Sterigenics U.S., LLC and Sotera Health, LLC (the “Defendant Subsidiaries”) received an adverse verdict on September 19, 2022 in the amount of $358.7 million in the first EO tort case related to our Willowbrook facility, which was entered as a judgment order on September 20, 2022 (the “September 2022 adverse judgment”).
While we intend to vigorously challenge the judgment through all appropriate post-trial motions and appeal processes, under Illinois law, in order to stay the enforceability of a judgment order during the appeals process, an appellate bond or other form of security (together, an “appellate bond”) must be posted. An appellate bond ordinarily must be sufficient to cover the amount of the judgment and costs, plus interest reasonably anticipated to accrue during pendency of the appeal, which typically means that the defendants, absent judicial relief reducing the appellate bond amount, are required to post an appellate bond in an amount up to 1.5 times the amount of the judgment. Obtaining such appellate bond may require the posting of liquid collateral, such as letters of credit or cash, for some or all of the bond amount should the bond be called in the future. The Defendant Subsidiaries have filed post-trial motions that have the effect of staying enforcement proceedings. Before the post-trial motions were filed, however, the plaintiff began enforcement proceedings by issuing citations to discover assets to the Defendant Subsidiaries, Sotera Health Company, certain other subsidiaries and affiliates, and various third parties. Subject to petitions for relief and other potential proceedings, the service of these citations may have the effect of creating liens on certain of the Defendant Subsidiaries’ and other recipients’ assets that could restrict use of those assets.
It may be necessary for the Defendant Subsidiaries to request credit support from Sotera Health Company in order to obtain such appellate bond. Although Sotera Health Company has not determined whether it would be willing to provide such credit support, doing so may require it or its other subsidiaries to incur additional indebtedness, if available. Doing so may also require negotiation with current lenders under our Senior Secured Credit Facilities, the success of which cannot be assured.
If the Defendant Subsidiaries are unable to post an appellate bond for the September 2022 adverse judgment, they may need to pursue other alternatives to stay the enforceability of the judgment order pending the appeals process. In addition to the risks presented by the September 2022 adverse judgment, as disclosed elsewhere, there are a large number of EO tort cases pending against the Defendant Subsidiaries. The second trial in Illinois began on October 6, 2022 and is expected to result in a verdict by mid-November 2022, and additional trials are scheduled to begin in early 2023. While we believe the damage awards in the first trial are not predictive of potential future damage awards in the other Illinois EO tort cases, in the event the Defendant Subsidiaries receive one or more additional adverse judgments in any of the remaining cases, the Defendant Subsidiaries may be required to post additional security to stay those judgments through the appeals process. This would create additional uncertainty about how the Defendant Subsidiaries on their own will post such collateral, or whether Sotera Health Company would be willing to or could provide parent credit support, in order to stay enforcement of any future judgments. In the event that the Defendant Subsidiaries’ appeal of the September 2022 adverse judgment is unsuccessful, they will be required to pay the judgment, which would reduce liquidity of the Defendant Subsidiaries and possibly of Sotera Health Company and may further limit the Defendant Subsidiaries’ ability to post an appellate bond for subsequent judgments.
Actions required to secure appellate bonds, including for the September 2022 adverse judgment, may create a substantial strain on the Defendant Subsidiaries’ and our liquidity. There is no assurance that the Defendant Subsidiaries or we will meet the requirements needed to provide an appellate bond for appeal of the September 2022 adverse judgment or appeals of any future adverse judgments. If the Defendant Subsidiaries are unable to meet those requirements and are not able to secure an appellate bond in the form and amount as required by the courts for appeal, that judgment will become enforceable and may exceed their ability to pay in cash. If the Defendant Subsidiaries are unable to pay in cash, the Defendant Subsidiaries or we may be required to seek financing, sell assets or take other measures to address the judgments. There can be no assurance that the Defendant Subsidiaries or we will be able to secure such financing or make such sales on acceptable terms or at all, and any such actions taken to address the judgments may significantly limit our liquidity and increase our leverage in the future.
One or more enforceable judgments in excess of $100.0 million, which judgment or judgments are not stayed or remain undischarged for a period of sixty consecutive days, would constitute an event of default under our Senior Secured Credit Facilities. Thus, if the Defendant Subsidiaries are unable to meet collateral requirements to post an appellate bond to stay the enforceability of a judgment, absent judicial relief, we may be required to negotiate with our current lenders under our Senior Secured Credit Facilities and the success of such negotiations cannot be assured.

Item 6. Exhibits.
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No	Description of Exhibits	Form	File No.	Exhibit	Filing Date	Furnished/Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
10.32	Separation Agreement made as of August 31, 2022 between Terry Hammons and Sotera Health Company					*
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed Herewith
**    Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOTERA HEALTH COMPANY

By:	/s/ Michael F. Biehl
Name:	Michael F. Biehl
Title:	Interim Chief Financial Officer
(Principal Financial Officer)
Date: November 2, 2022