Form 10-K
period 2022-12-31
Sotera Health Co
filed 2023-02-28
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022, based upon the last sale price of such voting and non-voting common stock on that date, was $1,948,207,928.
As of February 21, 2023, there were 282,423,251 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

Audit Firm PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Akron, Ohio

SOTERA HEALTH COMPANY
- TABLE OF CONTENTS -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to:
•disruption in the availability of, or increases in the price of, ethylene oxide (“EO”), Cobalt-60 (“Co-60”) or our other direct materials, services and supplies, including as a result of geopolitical instability and sanctions arising from United States, Canada, the United Kingdom and European Union relations with Russia;
•changes in environmental, health and safety regulations or preferences, and general economic, social and business conditions;
•health and safety risks associated with the use, storage, transportation and disposal of potentially hazardous materials such as EO and Co-60;
•the impact and outcome of current and future legal proceedings and liability claims;
•adverse judgments in the EO tort litigation that may require an appellate bond or alternative form of security to appeal, and efforts by plaintiffs to enforce large judgments against us, or settlements of such litigation, any one of which may have an adverse impact on our liquidity;
•allegations of our failure to properly perform services and potential product liability claims, recalls, penalties and reputational harm;
•compliance with the extensive regulatory requirements to which we are subject, the related costs, and any failures to receive or maintain, or delays in receiving, required clearance or approvals;
•adverse changes in industry trends;
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
•severe health events, such as the ongoing impact of the COVID-19 pandemic, or environmental events;
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
•our significant leverage and how this significant leverage could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, limit our flexibility in operating our business through restrictions contained in our debt agreements and prevent us from meeting our obligations under our existing and future indebtedness; and
•uncertainty around discontinuation of LIBOR and transition to certain other interest “benchmarks.”

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

Part I
Item 1. Business
General Information
We are a leading global provider of mission-critical end-to-end sterilization solutions, lab testing and advisory services for the healthcare industry. We are driven by our mission: Safeguarding Global Health®. We provide end-to-end sterilization as well as microbiological and analytical lab testing and advisory services to help ensure that medical, pharmaceutical and food products are safe for healthcare practitioners, patients and consumers in the United States and around the world. Our customers include more than 40 of the top 50 medical device companies and nine of the top ten global pharmaceutical companies (based on revenue). Our services are an essential aspect of our customers’ manufacturing process and supply chains, helping to ensure sterilized medical products reach healthcare practitioners and patients. Most of these services are necessary for our customers to satisfy applicable government requirements. We give our customers confidence that their products meet regulatory, safety and effectiveness requirements. With our industry-recognized scientific and technological expertise, we help to ensure the safety of millions of patients and healthcare practitioners around the world every year. Across our 65 facilities worldwide, we have over 3,000 employees who are dedicated to safety and quality. We are a trusted partner to more than 5,000 customers in over 50 countries.
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

Gamma Irradiation	Ethylene Oxide	Electron Beam
Overview	*Products are exposed to gamma rays emitted by decaying Co-60. Gamma rays have no mass and therefore can penetrate dense materials to kill microbes*	*Gas sterilization process where pallets are loaded into a chamber that is then injected with EO gas to penetrate already-packaged products*	*Products ranging from gemstones to semiconductors are exposed to machine-generated radiation in the form of an electron stream*
Product suitability	• Implants (cardiovascular, orthopedic) • Surgical staplers and gloves • Stents • Cardiac devices • Bandages • Orthopedic implants • Surgical instruments • Alcohol wipes	• Complex kits • Catheters • Drapes • Gowns • Endoscopy instruments • Surgical kits • Vascular catheters • IV tubing	• Homogenous products • Syringes • Labware
Benefits	✓ Quick processing ✓ Penetrates finished products ✓ Precision dosing	✓ Penetrates pallets of finished products ✓ Wide range of compatible materials	✓ Quickest processing times ✓ Good for material modification or enhancement
Considerations	× Cannot treat radiation-sensitive products × Uses radioactive Co-60	× Longer processing times × Uses hazardous gas	× Cannot treat radiation-sensitive products × Limited product penetration

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
•Food and agricultural products. We provide microbial reduction and microbial remediation services for food and agricultural products. Generally, in a microbial reduction process, products are exposed to lower levels of treatment than in a sterilization process. This process is not intended to render a product free of viable organisms but rather to reduce their number. In connection with our microbial reduction services, we treat a wide array of products such as spices, herbs, animal feed and food packaging materials to address safety concerns of customers and consumers or to extend shelf life. We currently irradiate a variety of food and food packaging products, ranging from orange juice to steaks, to guard against harmful bacteria, such as listeria, salmonella, E. coli and other pathogens. Microbial reduction and irradiation offer producers and processors a method to safeguard against bacteria from the time of the packaging of their products to the time they reach consumers. We also provide microbial remediation services that stop the progression of damage to products and help make the products safe for distribution.
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
Sterigenics Customers
Sterigenics serves more than 2,000 customers. We follow extensive validation procedures with our customers to determine the optimal sterilization method for each product, and to validate that the chosen method will achieve the sterility requirement for that product. Once a sterilization process has been validated, we adhere to our customers’ process specifications to treat their product.
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
In addition, Sterigenics has achieved high historical customer retention and renewal rates—Sterigenics has 100% renewal rates of its top ten customers over the last five years, and an average tenure of over a decade with its top 25 customers over the last five years—and minimal customer concentration. We have also introduced innovative, advanced processing systems for outsourced sterilization that are designed to enhance operating efficiencies, improve turnaround times and provide for greater processing flexibility without sacrificing quality, consistency or reliability. More than 90% of our sterilization services revenues for the year ended December 31, 2022 were from customers under multi-year contracts.

Sterigenics Competition
We compete globally with Applied Sterilization Technologies, a segment of STERIS plc, as well as other smaller or regional outsourced sterilization companies. In addition, some manufacturers have invested or are investing in in-house sterilization capabilities. We also face competition from other technologies, such as chemical cross-linking of polymers. Our services generally compete on the basis of the quality of technology and services offered, level of expertise in each of the major sterilization methods, level of expertise in the applicable regulatory requirements and proximity to customers.
Sterigenics Suppliers
Sterigenics primarily purchases its supply of Co-60 sources, the key input into the gamma sterilization process, from Nordion. Our supply of Co-60 sources is at times impacted by the global availability of Co-60. Our supply of EO is sourced from various suppliers around the world. There is more than one supplier of EO in most of the countries in which we operate; however, in the United States, there is a single supplier for EO to our industry. We have not historically experienced any supply disruptions and our U.S. supplier has redundant production facilities to help ensure reliable EO supply. We also have a license in the United States to distribute EO to self-supply should the need arise and we determine the need to make the necessary investments.
Sterigenics Facilities
With 48 facilities in 13 countries, our global network of sterilization facilities represents a significant competitive advantage. We serve many of our sterilization customers at more than one facility, with approximately 80% of Sterigenics’ net revenues attributable to customers using more than one of our facilities and more than 50% of Sterigenics’ net revenues attributable to customers using five or more of our facilities in 2022. Extensive capital, technical expertise and regulatory knowledge are required to build and maintain facilities like ours. We estimate that one new facility can cost over $40 million to build, on average, and require extensive and complex licensing approval and regulatory compliance processes. We estimate that the cost to replicate the facilities in our network alone could be as high as $1.9 billion or more, in addition to investments required to meet the technical and regulatory requirements.
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
The Co-60 production process requires high purity Co-59. Co-59 is produced globally, primarily as a byproduct of nickel and copper mining, and is used in a variety of industrial applications. The Co-59 used for sterilization accounts for a small portion of overall Co-59 demand. Co-59 is compressed into “targets,” which are pellets and slugs suitable to be activated into Co-60. These targets are then encapsulated and delivered to be installed in nuclear reactors. Depending on the type of reactor and the location of the Co-59 in the reactor, the conversion process can take between 18 months and five years. Once the conversion to Co-60 is complete, the targets are extracted from the nuclear reactor while the reactor is shut down and shipped to Nordion to be processed into Co-60 sources to be sold to customers. See ““Risk Factors”—Risks Related to the Company—Safety risks associated with the use, storage and disposal of potentially hazardous materials, such as EO and Co-60, may result in accidents or liabilities that materially affect our results of operations. ”
Nordion Products
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
Nordion currently has access to Co-60 supply at multiple nuclear reactors pursuant to multi-year contracts with three operators that cover 13 reactors at five generating stations, that extend to dates between 2024 and 2064, with our largest supplier under contract until 2064. See Item 1A, ““Risk Factors”—Risks Related to the Company—We depend on a limited number of counterparties to provide the materials and resources we need to operate our business.” The substantial majority of our Co-60 material has historically been produced under multi-year contracts with nuclear reactor operators in Canada and Russia. Nordion provides Co-59 targets to its Canadian and Russian reactor suppliers, manufactured to proprietary specifications customized for each supplier. In addition, we also acquire a portion of our Co-60 supply from reactors that produce Co-60 in Argentina, China and India.
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
One of Nordion’s customers is Sterigenics, which competes with several of Nordion’s other gamma sterilization service customers. When we acquired Nordion in 2014, we established information barriers between Nordion and Sterigenics with regard to certain customer information, which remain in place today, and certain of our agreements with Nordion’s customers require that we maintain these barriers. These barriers prohibit us from managing a pricing strategy across our Sterigenics and Nordion segments with regard to customers.
We are a leading global supplier of HSA Co-60 used in oncology-related stereotactic radiosurgery devices, including the Gamma Knife®, which use directed gamma rays for certain oncology applications. We also supply other medical equipment manufacturers and sub-contractors in the industry who require the concentrated radiation dose capabilities of HSA Co-60.
Nordion Competition
Nordion’s two main competitors in the industrial LSA Co-60 sources supply market include a Russian Co-60 sources producer, which historically has supplied certain regions in Europe and Asia, and a China-based producer, which supplies the domestic Chinese market. In addition, certain regional competitors have the capability to produce Co-60. These competitors could potentially increase their global competition capabilities in the future. Nordion also competes indirectly with other developing modalities of sterilization, such as X-ray technology, that can sterilize similar products as gamma sterilization, which use electricity to generate radiation and therefore do not require Co-60 sources.

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
Our microbiology and analytical chemistry services include over 900 tests. We also provide for-fee advisory services that position us as thought leaders in the industry and increase the demand for our testing offerings. These can be categorized into three broad categories that address different stages of customers’ product lifecycle:
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
We operate in an industry that requires significant regulatory and specialized scientific expertise. At a minimum, providers must maintain the proper certifications and accreditations from key regulatory and accreditation bodies, as well as obtain qualification by each customer as a “qualified supplier,” which is often required at the corporate level and at each of the customer’s operating sites. We employ approximately 600 scientists, technicians and service specialists, creating a substantial competitive advantage in terms of expertise. Our experts serve in predominant roles on a number of standards writing organizations, including the United States Pharmacopeia, AAMI, American Society of Testing and Materials and ISO. We have established credibility and trust with regulators and standards writing organizations which helps us educate customers about the continually-changing testing requirements in a complex and evolving regulatory landscape. Our regulatory and scientific expertise in laboratory testing allows us to serve as thought leaders within the industry and provide high-quality service to our customers. We focus on providing highly-differentiated services that our customers can rely upon to ensure compliance of and enhance their products. For example, over the course of 15 years, we have developed a proprietary, world-class compound database with over 8,000 known elements which enables our extractables and leachables testing. This database allows us to provide analytical data that differentiates our capabilities from our competitors.

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
Nelson Labs Customers
During the year ended December 31, 2022, Nelson Labs served more than 3,000 customers, including many leading medical device manufacturers and pharmaceutical companies. We have recurring and stable customer relationships and benefit from minimal customer concentration. Our services are an essential component in our customers’ research and development and ongoing quality control processes but represent a small portion of end-product cost, which allows us to maintain long-term customer relationships and provide services that are integral to the supply chains of our global customers. We support customers through solutions-focused relationship managers, dedicated service centers and a team-wide service ethic. Nelson Labs has developed a proprietary customer portal that provides our customers quick and convenient access to important product information and customer service. The portal allows our customers to see their tests, status of the tests, estimated completion date and final reports and includes a live chat system connected to our customer service team.
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
Nelson Labs Facilities
We operate from a five-building campus in Salt Lake City, Utah, with 85 laboratories including metrology, training, media prep labs, five ISO Class V certified clean rooms and customizable lab spaces. We also have facilities in Fairfield, New Jersey; Itasca, Illinois; Leuven, Belgium; Bozeman, Montana; Pleasant Prairie, Wisconsin; Wiesbaden, Germany, and seven other laboratories embedded in our Sterigenics sterilization facilities in North America, Europe and Asia.
Nelson Labs Recent Acquisitions
On March 8, 2021, we acquired BioScience Laboratories, LLC (“BioScience”) with one location in Bozeman, Montana. BioScience is a provider of outsourced topical antimicrobial product testing in the pharmaceutical, medical device, and consumer industries. BioScience’s expertise in analytical testing and clinical trial services complements Nelson Labs’ existing strengths in antimicrobial and virology testing.

On November 4, 2021 we acquired Regulatory Compliance Associates Inc. (“RCA”) headquartered in Pleasant Prairie, Wisconsin. RCA is an industry leader in providing life sciences consulting focused on quality, regulatory, and technical consulting for the pharmaceutical, medical device and combination device industries. RCA expands and further strengthens the technical consulting and expert advisory services capabilities of Nelson Labs.
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
Human Capital Resources
As of December 31, 2022, we employed over 3,000 employees worldwide. None of our U.S. employees are represented by unions. There are employees outside of the United States who are represented by unions or works councils in Canada, Belgium, Brazil, France, Germany and Mexico. One of our values is People. We value our people who are part of a global team that is diverse, respectful, passionate and collaborative. Our human capital strategy is aligned with our strategy and priorities and focuses on developing and delivering global solutions to attract, develop, engage and retain top talent. On an annual basis, we review our employees to assess performance and leadership potential. We also create succession plans and individual development plans to ensure we have the team needed for the future.
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
Governmental Regulation and Environmental Matters
We are subject to environmental, health and safety laws and regulations in the jurisdictions in which we operate, including laws, regulations and permit requirements with respect to our use of Co-60, EO and E-beam. These requirements limit emissions of, and the exposure of workers to, gamma radiation and EO. Nordion’s Kanata facility is licensed as a Class 1B nuclear facility in Canada, regulated by the Canadian Nuclear Safety Commission (“CNSC”), and is audited across various dimensions of this license on an annual basis. In addition to the nuclear aspect of our products, many of the products that we process or manufacture are medical devices directed for human use or products used in the manufacture of medical devices that are directed for human use. Our Nuclear Substance Processing Facility Operating License, CNSC Export license and CNSC Device servicing licenses for our Kanata facility were renewed in October 2015 for a 10-year period. Our facilities hold various International Organization for Standardization’s (“ISO”) certifications including ISO 9002, 9001, 13485 and 17025. We have device, facility, and specific product registrations with North American (Health Canada and the FDA) and European Drug and Device health regulators. These regulators exert oversight through requirements for a product registration and direct audit of our operations.
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

While we strive to comply with these regulatory requirements, we may not at all times be in full compliance and, as a result, could be subject to significant civil and criminal fines and penalties. To reduce the risk of noncompliance, we employ engineering and procedural controls and pollution control equipment, and undertake internal and external regulatory compliance audits at our facilities. We have a proactive environmental health and safety (“EH&S”) program and a culture of safety and quality across all business units, and employ a Senior Vice President of Environmental, Health and Safety who reports directly to the Chief Executive Officer and has a team of more than 30 employees.
For additional information, please see Item 1A, ““Risk Factors”—Risks Related to the Company—We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may hurt our revenues, profitability, financial condition or value. We face liability and reputational risks even if we comply with all laws and regulations” and Item 3, “Legal Proceedings.”
EO Regulatory Overview
In addition to general environmental laws and regulations, EO plants and the EO sterilization process are subject to specific regulatory requirements under federal laws in the United States as well as the laws of many of the countries in which we operate. Such additional regulations include specific requirements for permissible employee exposure limits, process safety programs, approved EO containers and their transportation, facility security, quality system programs, emission control systems and emission limits and products allowed to be treated with EO. Some state and local governments have additional environmental laws, stricter regulations or other requirements including permitting programs that set forth operational parameters for EO sterilization facilities. In the United States, OSHA regulations limit worker exposure to EO. The use of EO for the reduction of bioburden on or sterilization of an approved list of products, including medical devices, pharmaceutical products, spices, and cosmetics is regulated by the U.S. Environmental Protection Agency (“US EPA”) under the Clean Air Act (“CAA”) and the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). In addition, FDA regulations dictate the acceptable amount of EO residue on different types of EO-processed products. Most other countries in which we operate have similar EH&S and worker exposure regulations.

Our EO sterilization facilities evacuate EO from the sterilization chambers and aeration rooms. Most countries in which we operate have varying emission control requirements for EO emissions from our facilities. We are investing in additional voluntary controls on EO emissions at our facilities to outperform current and expected future regulatory requirements and further reduce facility emissions. In the United States, our supplier maintains FIFRA registrations for EO as a medical device sterilant for users of EO across the United States. The US EPA is in the process of reviewing EO’s FIFRA re-registration eligibility and will likely require enhancements to the processes and equipment for use of EO as a medical device sterilant. There have been other ongoing regulatory developments at US EPA relating to EO emissions. For example, the US EPA is expected in 2023 to propose updated National Emission Standards for Hazardous Air Pollutants (“NESHAP”) air emission regulations for EO commercial sterilization facilities with which our sterilization facilities and those of our competitors will be required to comply. In certain U.S. states, including California, additional regulatory requirements and obligations exist, including requirements for the provision of notices regarding the release of or exposure to EO. Regulators in California and other states are considering changes that would impose new requirements for EO commercial sterilization facilities. Bills have been introduced in the U.S. Congress to further regulate EO sterilization activity. Each of our EO sterilization facilities utilizes a variety of control technologies (including wet scrubbers, catalytic oxidizers and dry bed scrubbers) to control emissions, and we are investing in additional control features to further reduce emissions. For 2023, we expect capital expenditures of approximately $33.2 million related to environmental facility enhancements across all facilities within our business, and we anticipate similar investments in subsequent years. We consistently meet and outperform regulatory emissions control requirements, although we have experienced instances of emissions exceeding applicable standards or other non-compliance, none of which we believe were material. We expect to be able to satisfy any changes to applicable regulatory requirements as they evolve and are committed to doing so.
In addition to government regulation, there are standards, guidelines and requirements established by industry organizations and other non-governmental bodies that may impact our operations, such as the ISO’s limit on the permissible levels of residual EO on sterilized medical devices.

Gamma Irradiation Regulatory Overview
In the United States, Sterigenics is subject to NRC and state regulations that govern operations involving radioactive materials at gamma irradiation plants. These NRC and state regulations specify the requirements for, among other things, maximum radiation doses, system designs, safety features, alarms, employee and area monitoring, testing and reporting. Each of our U.S. gamma plants has a radioactive materials license from the NRC or the state in which it operates. Nordion also has NRC licenses to distribute radioactive material within the United States, which permit Nordion to install and remove Co-60 sources and provide other services to its customers, as well as a license to export radioactive material from the United States to Canada. The NRC recently implemented new security requirements for our U.S. gamma facilities.
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
E-beam and X-ray Irradiation Regulatory Overview
In the United States, irradiators that use accelerators are regulated by the individual state in which a facility is located. While there is some variability in the content of regulations among states, all are patterned after the general regulations of the NRC. These regulations typically specify the requirements for radiation shielding, system designs, safety features, alarms, employee and area monitoring, testing and reporting. Some E-beam and X-ray facilities require environmental permits too.
Outside of the United States, accelerator regulations are similar among various nations. These regulations are based on the IAEA standards and ICRP recommendations, much like those for gamma irradiators.
Available Information
Our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through the Investor Relations page of our internet website at https://investors.soterahealth.com, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
Risk Factor Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
•disruption in the availability of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of geopolitical instability and sanctions arising from U.S., Canadian, U.K., and European Union relations with Russia;

•changes in environmental, health and safety regulations or preferences, and general economic, social and business conditions;
•health and safety risks associated with the use, storage, transportation and disposal of potentially hazardous materials such as EO and Co-60;
•the impact and outcome of current and future legal proceedings and liability claims, including lawsuits alleging personal injury, property devaluation and other injuries by purported exposure to emissions of EO from our former facility in Willowbrook and current facilities in Atlanta and Santa Teresa, and the possibility that other claims will be made in the future relating to these or our other EO facilities, including the possibility that the participation rates or other conditions specified in the binding term sheets for the pending settlement of tort lawsuits in Cook County, Illinois related to our former Willowbrook facility may not be satisfied or waived, in which case an appellate bond would have to be posted to stay the enforceability of a $358.7 million adverse judgement pending appeals, which would reduce our liquidity and might limit our ability to post appellate bonds for subsequent judgments;
•allegations of our failure to properly perform our services and any potential product liability claims, recalls, penalties and reputational harm;
•compliance with the extensive regulatory requirements to which we are subject and the related costs, and any failures to receive or maintain, or delays in receiving, required clearance or approvals;
•adverse changes in industry trends;
•competition we face;
•market changes, including inflationary trends in input costs such as labor, raw materials and energy, that impact our long-term supply contracts with variable price clauses and increase our cost of revenues;
•business continuity hazards, including supply chain disruptions and other risks associated with our operations;
•the risks of doing business internationally, including global and regional economic and political instability, existing and future sanctions and compliance with numerous laws and regulations in multiple jurisdictions;
•our ability to increase capacity at existing facilities, build new facilities in a timely and cost-effective manner and renew leases for our facilities;
•our ability to attract and retain qualified employees;
•severe health events, such as the ongoing impact of the COVID-19 pandemic, or environmental events;
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
•our history of net operating losses, including net losses for the years ended December 31, 2022 and December 31, 2020, and the risk that we may not maintain profitability in the future;
•the effects of unionization efforts and labor regulations in certain countries in which we operate;
•our significant leverage and how this significant leverage could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, limit our flexibility in operating our business through restrictions contained in our debt agreements and prevent us from meeting our obligations under our existing and future indebtedness;
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
•the substantial control that certain investment funds and entities affiliated with Warburg Pincus and GTCR, which we refer to collectively as the “Sponsors,” continue to have over us, which could limit stockholders’ ability to influence the outcome of key transactions, including a change of control; and,
•the fact that we are presently considered a “controlled company” within the meaning of the Nasdaq corporate governance standards and qualify for exemptions from certain corporate governance requirements, which means that, if we were to utilize these exemptions, our stockholders may not have the same protections afforded to stockholders of companies that are subject to such requirements.
Risks Related to the Company
We depend on a limited number of counterparties to provide the materials and resources we need to operate our business. Any disruption in the availability of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of geopolitical instability and sanctions arising from U.S., Canadian, U.K., and European Union relations with Russia, may have a material adverse effect on our operating results.
We purchase certain direct materials, equipment and services necessary for the provision of our specialized products and services from a limited number of suppliers and subcontractors, and, in certain cases, purchase large quantities of product from a sole supplier. If our significant suppliers or service providers were unable to meet their obligations under present arrangements, direct materials or equipment were to become unavailable within the geographic area from which they are now sourced, or supplies were otherwise constrained or disrupted for any reason (including as a result of a natural disaster or other adverse occurrence), we may incur increased costs for our direct materials or equipment and may be unable to accommodate new business or meet our current customer commitments. For example, in the United States there is a single supplier of EO for our sterilization business. Further, our reliance on a single or limited number of suppliers may limit our negotiating power, particularly during times of rising direct material costs.
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
We estimate approximately 20% of our long-term supply of Co-60 will be generated by Russian nuclear reactors. Further, over the next few years, we expect that there will be periods when, owing to planned or unplanned outages and variability in supply from individual reactors, the proportion of our supply from Russian reactors may increase to as much as approximately 50% for a given year. The United States, Canada, the United Kingdom and the European Union have imposed and are expected to continue imposing sanctions against Russian industries, Russian officials and certain Russian companies, banks, logistics providers and individuals. Russia has responded and is expected to continue to respond with countermeasures, including limiting the importation of certain goods from the United States and other countries. Expanded sanctions could target government-owned operations, including Russian nuclear reactor operators, Russian government or privately owned banks and Russian logistics providers, and could prevent us from doing business with them. In addition, some international logistics providers have voluntarily ceased doing business involving Russia. The U.S. government has also implemented certain sanctions targeting non-U.S. persons for activities conducted outside the United States that involve specific sanctions targets or certain activities related to sanctioned countries, any of which could prohibit us from conducting routine commercial transactions with Russian entities that are engaged in certain transactions related to sanctioned countries or sanctioned parties. If U.S., Canadian, United Kingdom or European Union sanctions against Russia (whether new sanctions or interpretations of existing sanctions) prevent the importation, or shipment of, or payment for, Russian-sourced Co-60, or if we are unable to identify international logistics providers needed for the supply of Co-60 from Russia, or the Russian supplier does not work with a non-sanctioned bank to receive payment in Russia, or the Russian government responds with further countersanctions, it may make it generally more difficult or impossible to do business with Russian entities. Any sanctions or countermeasures could have a material adverse effect on our business, prospects, financial condition or results of operations.

Any interruptions that we experience with our key suppliers regarding the availability of Co-60 or EO, such as changes in regulatory requirements regarding the use of Co-60 or EO, or unavailability or short-supply of raw materials or services, may disrupt or cause a shutdown of portions of our operations, materially increase our costs or have other adverse effects on our business, prospects, financial condition or results of operations.
Changes in environmental, health and safety regulations or preferences may negatively impact our business.

Federal, state and international authorities regulate all operations within our three business units, including the operation of our gamma irradiation and EO processing plants, as well as the operations of our customers. If the regulators that govern our operations or the operations of our customers were to institute severely restrictive policies or regulations that increase our costs or change the preferences or requirements of our customers, demand for our products and services may be materially affected. Additionally, certain regulators, including the FDA, have started initiatives to encourage development of sterilization alternatives to EO processing. We have taken part in some of these initiatives. We have also made proactive, voluntary investments to enhance the emissions controls and employee protections within our EO facilities. However, new regulations or changes to existing or expected regulations may require additional investments in new emissions control or employee protection technology or otherwise increase the cost of our gamma irradiation or EO processing. See related Risk Factor “—We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may negatively impact our revenues, profitability, financial condition or value. We face liability and reputational risks even if we comply with all laws and regulations.” Reconfiguring a gamma irradiation or EO processing plant so that it is suitable for a different sterilization technology, in response to changes in demand, regulations or other factors, would require significant capital investment and require us to suspend operations at the affected facility during the conversion. Any of the foregoing could have a material adverse effect on our business, prospects, financial condition or results of operations.
Safety risks associated with the use, storage and disposal of potentially hazardous materials, such as EO and Co-60, may result in accidents or liabilities that materially affect our results of operations.
EO is flammable and potentially explosive. Despite our extensive safety measures, a fire or explosion could occur at a sterilization facility where we use EO, which could interrupt our normal operations and result in the facility closures, workplace injuries, property damage, or otherwise adversely affect our business.
Because Co-60 is radioactive, its containment and proper shielding is important in preventing contamination or improper exposure. If the double-encapsulated Co-60 pencils were to become damaged or corroded, Co-60 sources could develop a source leak, leading to radioactive contamination requiring comprehensive clean-up of the storage pool. Similarly, physical damage to the protective stainless-steel covering during the process of adding or removing Co-60 rods from an irradiator could also result in a source leak and contamination incident. Clean-up and disposal costs for damaged Co-60 rods and radioactive contamination could be significant. If any liability claims are made against us in the future, we could be liable for damages that are alleged to have resulted from such exposure or contamination.
Potentially hazardous materials must be handled and disposed of properly. Accidents involving disposal or handling of these substances, including accidents resulting from employees failing to follow safety protocols, could result in injury to people, property or the environment, as well as possible disruptions, restrictions or delays in production, and have in the past and could in the future result in claims relating to such events. For example, members of our workforce in the past have been injured in our facilities. Any injuries or damage to persons, equipment or property or other disruption in the disposal, production, processing or distribution of products could result in a significant decrease in operating revenue, a significant increase in costs to replace or repair and insure our assets and substantial reputational harm, which could materially adversely affect our business, prospects, financial condition or results of operations, and could have legal consequences that affect our ability to continue to operate the affected facility. Our customers served by an affected facility could choose to switch to an alternative sterilization service provider.

Any incident at or emission from any of our EO, gamma or lab facilities that causes harm to workers or people who live, work, attend school or otherwise spend significant amounts of time near our facilities, or the interruption of normal operations at our facilities, could result in claims against us and, if those claims are successful, substantial liability to us. We are currently the subject of lawsuits alleging that purported EO emissions from certain of our current and former facilities have resulted in toxicological or health-related impacts on the environment and the communities that surround these facilities. We deny these allegations. We have also from time to time been involved with workers’ compensation claims relating to potentially hazardous materials. We may be subject to similar claims in the future, and one or more adverse judgments could result in significant liability for us and have a material adverse effect on our business, financial condition and results of operations. See related Risk Factors “—We are currently defending certain litigation, and we are likely to be subject to additional litigation in the future” and “—Potential health risks associated with the use of EO may subject us to future liability claims and other adverse effects.”
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
We currently carry pollution liability insurance for all our facilities and related operations and liability insurance, including from third party bodily injury or property damage allegedly arising from the storage, use, transportation or accident involving Co-60 sources throughout our operations. However, such insurance may not cover all risks associated with the potential hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies. Additionally, our insurance for future alleged environmental liabilities excludes coverage for EO claims. Our ability to increase pollution liability insurance limits or replace any policies upon their expiration without exclusions for claims related to alleged EO exposure has been adversely impacted by claims against us, including current claims alleging that purported EO emissions from certain of our facilities have resulted in toxicological or health-related impacts on the environment and the communities that surround these facilities. To the extent any pollution liability is not covered by our insurance or able to be recovered from other parties, our business, financial condition or results of operations could be materially adversely affected.
Potential health risks associated with the use of EO may subject us to future liability claims and associated adverse effects.
Potential health risks associated with exposure to EO subject us to the risk of liability claims being made against us by workers, contractors, employees of our customers and individuals who reside or have resided, work or have worked, attend or attended school or otherwise spend or have spent material amounts of time near our EO sterilization facilities. Assessments of the potential health risks of exposure to EO have evolved over time. For example, although EO is present in the environment from a variety of sources and naturally produced by the human body, the US EPA has identified a potential for increased risk of certain cancers from exposure to EO. In 2016, the US EPA published its Integrated Risk Information System toxicity assessment of EO (the 2016 “IRIS Assessment”), and starting in 2018, the US EPA published updated National Air Toxics Assessments (“NATA”). These updated NATA assessments used the 2016 IRIS Assessment and data collected in prior years to identify EO as a potential cancer concern in several areas across the country, including areas surrounding our former facility in Willowbrook, Illinois and our current facilities in Atlanta, Georgia and Santa Teresa, New Mexico. We and other organizations disagree with the conclusion of the 2016 IRIS Assessment on the carcinogenic potency of EO, but we expect risk assessments related to EO to continue to evolve and that EO facilities, including Sterigenics facilities, will continue to be the subject of future air quality assessments, regulations and other initiatives. We can give no assurance as to the impact of current or future EO risk or air quality assessments on our business, prospects, financial condition, litigation and regulatory risks or results of operations. See related Risk Factor “—We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may hurt our revenues, profitability, financial condition or value. We face liability and reputational risks even if we comply with all laws and regulations.”

We are currently the subject of tort lawsuits alleging personal injury from purported exposure to emissions and releases of EO from our former facility in Willowbrook, Illinois and current facility in Atlanta, Georgia. Additionally, we are defendants in a lawsuit by certain employees of a contract sterilization customer in Georgia who allege personal injury by purported workplace exposure to EO and in a premises liability lawsuit by a delivery driver who alleges injury by purported exposure to EO while making freight deliveries to our Atlanta facility. We are also defendants in lawsuits alleging that our Atlanta facility has devalued and harmed plaintiffs’ use of real properties in Smyrna, Georgia. Additional personal injury and property devaluation claims have been threatened. We are also defendants in a lawsuit brought by the State of New Mexico alleging that emissions of EO from our Santa Teresa facility constitute a public nuisance and have materially contributed to increased health risks suffered by residents in the area. We deny these allegations. See related Risk Factor “—We are currently defending certain litigation, and we are likely to be subject to additional litigation in the future,” Item 3, “Legal Proceedings” and Note 20 “Commitments and Contingencies” to our consolidated financial statements. We may be subject to other claims by similar plaintiffs and/or state or local governments and/or agencies in the future relating to our other current or former facilities. In addition, we have encountered and will likely continue to encounter resistance, protests or other actions in communities where our existing facilities are located or where we seek to establish or expand facilities based on the perceptions of the risks associated with exposure to EO. This publicity may also have other adverse impacts, including damage to our reputation and public pressure against our facilities that may affect our ability to conduct our business.

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

Our business exposes us to significant potential risk from lawsuits, investigations and other legal proceedings. We are currently pursuing and defending various proceedings and will likely be subject to additional proceedings in the future, including potential litigation regarding the products and services we provide or which we or our predecessors have provided. As detailed in Note 20, “Commitments and Contingencies” to our consolidated financial statements under the heading “Ethylene Oxide Tort Litigation,” we are currently the subject of tort lawsuits alleging personal injury from purported exposure to emissions and releases of EO from our former facility in Willowbrook, Illinois and current facility in Atlanta, Georgia. We are also defendants in lawsuits alleging that our Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in Smyrna, Georgia and in a lawsuit brought by the State of New Mexico alleging that emissions of EO from our Santa Teresa facility constitute a public nuisance and have materially contributed to increased health risks suffered by residents in the area.
On January 9, 2023, Sterigenics U.S., LLC and Sotera Health LLC (the “Defendant Subsidiaries”) entered into binding term sheets (the “Term Sheets”) providing an agreed path to settlement of the lawsuits pertaining to our former facility in Willowbrook. See Part I Item 3, “Legal Proceedings” and Note 20, “Commitments and Contingencies” to our consolidated financial statements. The final settlement of claims contemplated under the Term Sheets may not occur or may not occur in all of the lawsuits for a number of reasons including, but not limited to, a failure to obtain the required opt-in consents or a failure to obtain court approval of the settlement as a good-faith settlement. We deny the allegations in all of these lawsuits. Yet, as further discussed below in connection with the September 2022 adverse judgement against the Defendant Subsidiaries, one or more adverse judgments could result in significant liability for us and have a material adverse effect on our business, financial condition and results of operations.
In such litigation, plaintiffs typically seek various remedies, including declaratory and/or injunctive relief; compensatory or punitive damages; restitution, disgorgement, civil penalties, abatement and attorneys’ fees and costs. Settlement demands may seek significant monetary and other remedies, or otherwise be on terms that we do not consider reasonable under the circumstances. Settlement negotiations may result in agreements to settle claims on various terms and conditions adverse to the Company, including significant settlement payments. In some instances, even if we comply with applicable laws and regulations, including those relating to emission standards, an adverse judgment or outcome may occur based on other applicable laws or principles of common law, including negligence and strict liability, and result in significant liability and reputational damage for us. Defense of litigation may result in diversion of management attention from other priorities. We may well be subject to future claims in addition to those described above by or on behalf of similar groups of plaintiffs, including potentially our employees or former employees, relating to any of our current or former facilities or activities. In addition, awards against and settlements by us or our competitors or publicity associated with our current litigation could incentivize parties to bring additional claims against us.
The financial impact of litigation, particularly class action and mass action lawsuits, is difficult to assess or quantify. The outcomes of trials before juries are rarely certain and a judgment entered or settlement reached in one case is not representative of the outcome of other seemingly comparable cases. If we are the subject of future lawsuits, regardless of the merits of the claims at issue or the ultimate outcome of a case, any litigation could be costly to defend, could result in an increase of our insurance premiums, and exhaust any available insurance coverage. Claims against us that result in entry of a judgment or we settle that are not covered or not sufficiently covered by insurance policies, or which fall within retained liability under our policies, could have a material adverse impact on our business, prospects, financial condition or results of operations. Our current environmental liability insurance does not cover future claims related to EO. Even where we have coverage for claims brought against us, our insurance may not be adequate to cover all potential liabilities and losses arising from those claims, and we have significant self-insured retention amounts, which we would have to pay in full before obtaining any insurance proceeds. Additionally, even where a claim should be covered by insurance, an insurer might refuse coverage. To the extent our insurance coverage is inadequate and we are not successful in identifying additional coverage for such claims, we would have to pay any costs or losses in excess of policy limits, including potentially costs to defend such claims, and the amount of any settlement or judgment. For example, while our historical environmental liability insurance covered litigation related to EO, like the litigation pending in Willowbrook, Atlanta and Santa Teresa described above, the policy under which we have received coverage has limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook litigation is fully utilized and the $10.0 million coverage remaining is currently being utilized for the ongoing legal costs associated with the EO claims related to our facilities in Atlanta and Santa Teresa. As of December 31, 2022, we have utilized approximately $8.9 million of the remaining $10.0 million limit. Any settlement or judgment against us arising out of pending or future EO litigation would likely exceed the remaining insurance recoveries available to us and could have a material adverse effect on our business, prospects, financial condition or results of operations. See Note 20 “Commitments and Contingencies” to our consolidated financial statements for more detail on our pending litigation.
We have received an adverse judgment and may in the future receive other adverse judgments in the EO tort litigation. We face enforcement efforts related to the adverse judgment. In connection with any appeal, we may be required to post an appellate bond or provide an alternative form of security. We have entered and may in the future enter into agreements to settle certain EO tort lawsuits to which we are currently, or may in the future be, subject. Any of these matters may have a negative impact on our financial condition and liquidity in the near and long terms.

As described elsewhere in Note 20, “Commitments and Contingencies” to our consolidated financial statements under the heading “Ethylene Oxide Tort Litigation,” we are subject to tort lawsuits alleging injuries caused by low-level environmental exposure to EO emissions and releases from our sterilization facilities. Trials were conducted during 2022 in two individual cases related to the Willowbrook, Illinois facility. The first trial began on August 12, 2022, and on September 19, 2022, resulted in a verdict for plaintiff and a judgment of $358.7 million (including $320 million in punitive damages) against the Defendant Subsidiaries (the “September 2022 adverse judgment”). The Defendant Subsidiaries’ Motion for Post Trial Relief was denied on December 18, 2022. On January 9, 2023, the Defendant Subsidiaries filed a Notice of Appeal to the First District Appellate Court in Illinois, appealing the September 2022 adverse judgment. The second trial resulted in a defense verdict entered in favor of the Defendant Subsidiaries on November 18, 2022. On January 9, 2023, the Defendant Subsidiaries entered into binding Term Sheets with the “Plaintiffs’ Executive Committee” (“PEC”) appointed to act on behalf of the more than 20 law firms (“Plaintiffs’ Counsel”) representing over 870 claimants consisting of (1) approximately 850 plaintiffs who have filed certain alleged EO exposure claims related to the Willowbrook, Illinois facility (the “Covered Claims”) against those subsidiaries and (2) other clients with unfiled Covered Claims (together, the “Eligible Claimants”). The Term Sheets provide an agreed path to final settlement of the claims related to the Willowbrook, Illinois facility, subject to the satisfaction or waiver of various conditions. These conditions include: (1) the entry of a stay of all pending Covered Claims; (2) Plaintiffs’ Counsel obtaining opt-in consent from (i) 99% of all Eligible Claimants represented by the PEC law firms, (ii) 95% of all Eligible Claimants represented by law firms not on the PEC and (iii) 100% of all Eligible Claimants within certain specified subgroups, within 30 days of the date each Eligible Claimant receives all disclosure required by applicable state rules along with their individual settlement allocation (the “Participation Requirement”), which may be extended up to 30 additional days with the consent of the Defendant Subsidiaries; (3) the dismissal with prejudice of the Covered Claims of all Eligible Claimants participating in the settlement; and (4) court approval of the settlement as a good faith settlement under the Illinois Joint Contribution Among Tortfeasors Act. Pending the satisfaction or waiver of these conditions, the relevant state and federal courts in Illinois have stayed all proceedings and deadlines and vacated all trial dates related to the Willowbrook facility.
In the event that the conditions to the settlement are not satisfied or waived, or the final settlement otherwise does not occur according to the Term Sheets, the orders staying proceedings will be vacated and proceedings will resume. If proceedings resume, an appellate bond or alternate form of security for the appeal (together, an “appellate bond”) will have to be posted to stay the enforceability of the September 2022 adverse judgment during the appeals process. An appellate bond ordinarily must be sufficient to cover the amount of the judgment and costs, plus interest reasonably anticipated to accrue during pendency of the appeal, which typically means that, absent relief, the defendants are required to post an appellate bond in an amount up to 1.5 times the amount of the judgment. Obtaining such an appellate bond may require the posting of liquid collateral, such as letters of credit or cash, for some or all of the bond amount. In addition, before the settlement was reached, the plaintiff in the first trial began enforcement proceedings by issuing citations to discover assets to the Defendant Subsidiaries, Sotera Health Company, certain other subsidiaries and affiliates, and various third parties. Subject to petitions for relief and other potential proceedings, the service of these citations had the effect of creating liens on certain of the Defendant Subsidiaries’ and other recipients’ assets that could restrict use of those assets and continue to do so if the settlement is not concluded.
If proceedings resume and Defendant Subsidiaries need to obtain an appellate bond to stay the enforceability of the September 2022 adverse judgment during the appeals process, the Defendant Subsidiaries may need to request credit support from Sotera Health Company or its subsidiaries in order to obtain such appellate bond. Although Sotera Health Company has not determined whether it would be willing to provide such credit support, doing so may require it or its other subsidiaries to use their existing capital resources or incur additional indebtedness, if available. If the Defendant Subsidiaries are unable to post an appellate bond for the September 2022 adverse judgment, they may need to pursue other alternatives to stay the enforceability of the judgment order pending the appeals process. In the event the Defendant Subsidiaries’ appeal of the September 2022 adverse judgment is unsuccessful, they will be required to pay the judgment, which would reduce the liquidity and harm the financial condition of the Defendant Subsidiaries, and possibly of Sotera Health Company, and may further limit the Defendant Subsidiaries’ ability to post an appellate bond for subsequent judgments.
As disclosed elsewhere, a significant number of EO tort cases remain pending against the Defendant Subsidiaries in Georgia. In addition, new EO tort lawsuits could be filed in Illinois, Georgia or other locations where we have facilities, and publicity about judgments, or settlement agreements and payments to resolve EO tort litigation, may increase interest in EO litigation and result in new claims being filed. We do not believe the damage awards in the first trial in Illinois are predictive of potential future damage awards in the other EO tort cases, or that the settlement amount reflected in the Willowbrook Term Sheets is predictive of potential future settlements. However, in the event the Defendant Subsidiaries receive one or more additional adverse judgments in any EO tort case(s), the Defendant Subsidiaries may be required to post additional security to stay those judgments through the appeals process. This would create additional uncertainty about how the Defendant Subsidiaries on their own will post such collateral, or whether Sotera Health Company would be willing to or could provide parent credit support, in order to stay enforcement of any future judgments.
Actions required to secure appellate bonds, including for the September 2022 adverse judgment if the settlement is not consummated, may create a substantial strain on the Defendant Subsidiaries’ and our liquidity and financial condition. There is no assurance that the Defendant Subsidiaries or we will meet the requirements to provide an appellate bond(s) for appeal of the September 2022 adverse judgment and appeals of any future adverse judgments. If the Defendant Subsidiaries are unable to meet those requirements and are not able to secure an appellate bond in the form and amount as required by the courts for appeal, the judgment(s) will become enforceable and may exceed their ability to pay in cash. If the Defendant Subsidiaries are unable to pay in cash, the Defendant Subsidiaries or we may be required to seek financing, sell assets or take other measures to address the judgments. There can be no assurance that the Defendant Subsidiaries or we will be able to secure such financing, and any sales of assets or other such actions taken to attempt to satisfy judgments may significantly limit our liquidity, harm our financial condition and increase our leverage.
One or more enforceable judgments in excess of $100.0 million that are not stayed or remain undischarged for a period of sixty consecutive days, would constitute an event of default under our Senior Secured Credit Facilities. Thus, if the Defendant Subsidiaries are unable to meet collateral requirements to post an appellate bond to stay the enforceability of a judgment, absent judicial relief, we may be required to negotiate with our current lenders under our Senior Secured Credit Facilities and the success of such negotiations cannot be assured.
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
In our Nelson Labs business, through the acquisition of BioScience in March 2021, we periodically engage in clinical trials or studies and are subject to additional regulatory requirements, including those relating to human subject protection, good clinical practices and data privacy. Any actual or perceived failure to meet such requirements may result in regulatory authorities taking action against us or our customers, and we may face claims, or be held liable or otherwise subject to unfavorable scrutiny for harm caused to human subjects.
We derive limited revenue from government customers and our government contracts may contain additional requirements that may increase our costs of doing business, subject us to additional government scrutiny and expose us to liability for failure to comply with contractual requirements. In our Nordion business, our processing and sale of medical-grade Co-60 used for radiation therapy involves an inherent risk of exposure to product liability claims, product recalls and product seizures. In addition, our installation of irradiators for our customers could expose us to design defect product liability claims, whether or not such claims are valid. A product liability judgment against us could also result in substantial and unexpected costs, affect customer confidence in our products, damage our reputation and divert management’s attention from other responsibilities.
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
We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may hurt our revenues, profitability, financial condition or value. We face liability and reputational risks even if we comply with all laws and regulations.
Our industry is characterized by evolving regulations, and our operations are subject to extensive regulation in the United States and other countries where we do business. We are regulated by national and local agencies with jurisdiction over a number of areas directly or indirectly related to our businesses, including environmental, nuclear safety, homeland or national security, worker safety and health, food, drug and device manufacturing, fire protection, research, and marketing, transportation, drug enforcement (governing the handling of controlled substances), protection against infectious diseases and pathogens and agriculture, fish and wildlife. These laws and regulations regulate our use of potentially hazardous materials, such as EO, Co-60 and E-beam, and can require us to carefully manage, control emissions of and/or limit human exposure to, these materials. For example, OSHA regulations and similar laws in other jurisdictions limit worker exposure to EO. In addition, FDA regulations dictate the acceptable amount of EO residue on different types of sterilized products. In most jurisdictions, we are required to maintain and operate pollution control equipment to minimize emissions and releases of EO. Regulations issued by OSHA, the NRC and other agencies also require that equipment used at our facilities be designed and operated in a manner that is safe. In the United States, the use of EO for medical device sterilization is regulated by the US EPA under the CAA and FIFRA. Our supplier maintains a FIFRA registration for the EO they sell in the United States that is used to sterilize or reduce the viable microorganisms on a listed group of products, including medical devices, pharmaceutical products, cosmetics and spice products. The US EPA is in the process of reviewing EO’s FIFRA re-registration eligibility in accordance with the provisions of FIFRA. In November 2020, the US EPA released a draft risk assessment for public comment regarding the re-registration review, stating that additional mitigation measures are necessary to protect the health of workers at facilities that use EO and surrounding communities. The next step in the FIFRA re-registration process will be to issue an addendum to this risk assessment and a proposed interim decision, which we expect will propose risk mitigation requirements to address any potential risks of concern. As a condition of continued registration, the US EPA is likely to require enhancements to the processes and equipment for use of EO used for the listed applications. Conditions required for continued use may impose on us significant additional costs. Any future failure of the US EPA to allow the FIFRA re-registration of EO would have a material adverse effect on our business, prospects, financial condition or results of operations.
There have been ongoing regulatory developments at US EPA relating to EO emissions, which could trigger additional community concerns and litigation regarding EO that could cause us to incur material defense costs, could result in diversion of management resources, and potentially could cause us to incur material liability or settlement costs or have other adverse effects on our business, financial condition, or operations. For example, in 2021 the US EPA Office of the Inspector General (“OIG”) published multiple reports critical of the US EPA’s communications about risks related to EO facilities, including Sterigenics former and current facilities in Willowbrook and elsewhere, and suggesting that the US EPA should conduct a new residual risk and technology review for EO emitting industrial source categories, which may lead to additional regulatory restrictions and oversight. In addition, in December 2021, the US EPA expanded the scope of reporting requirements to require most EO sterilization facilities in the U.S., including Sterigenics facilities, to report their EO emissions to a US EPA database, starting in

2022, a practice Sterigenics previously followed until 2017. Since the second half of 2022, the US EPA has been conducting community outreach sessions for commercial EO sterilization facilities. Such community outreach sessions have in the past, and may in the future, create community concerns and increased risk of litigation near commercial EO sterilization facilities, including ours, notwithstanding facility compliance with applicable rules and control of emissions beyond the requirements of applicable rules.
In December 2022, the US EPA adopted updated National Emission Standards for Hazardous Air Pollutants (“NESHAP”) regulations for EO emissions at miscellaneous organic chemical manufacturing facilities, including EO manufacturers. While the December 2022 NESHAP does not regulate our facilities, it adopted the 2016 IRIS Assessment to regulate EO emissions from facilities subject to the December 2022 NESHAP. The US EPA is expected in a subsequent rulemaking in 2023 to propose new NESHAP regulations based on the 2016 IRIS Assessment for commercial EO sterilization facilities, with which sterilization facilities like ours will be required to comply. The European Union and the State of California are also reviewing their current regulations for the use of EO in EO sterilization facilities, which is expected to result in additional compliance obligations for our facilities located in those areas. We expect to incur capital costs for enhancements to our equipment and to implement process automation and emission control enhancements to comply with these and other changing requirements. If future regulations differ from our current expectation, they may require additional modifications and capital costs beyond what we have budgeted for, which could be material. New US EPA standards based on the 2016 IRIS Assessment for commercial EO sterilization may also make it more difficult and expensive to raise capital for future investments in EO sterilization facilities.
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
To the extent Nordion in the future ceases to operate its facility in Kanata, Canada, Nordion will be responsible for the radiological decommissioning of such facility, including in respect of the portion leased by BWX Technologies, Inc. (“BWXT”) in connection with its 2018 acquisition of the Medical Isotopes business to the extent any contamination precedes such transaction. In addition, if Sterigenics in the future ceases to operate any of its irradiation facilities, it will be responsible for decommissioning costs in respect of such facilities. We currently provide financial assurance for approximately $54 million of such decommissioning liabilities in the aggregate in the form of letters of credit, surety bonds or other surety. Such potential decommissioning liabilities may be greater than currently estimated if additional irradiation facilities are licensed, unexpected radioactive contamination of those facilities occur, regulatory requirements change, waste volume increases, or decommissioning cost factors such as waste disposal costs increase.
See Item 1, “Business—Governmental Regulation and Environmental Matters” for more information on the regulatory requirements of our businesses. Compliance with these regulations, as well as our own voluntary programs that relate to maintaining the safety of our employees and facilities as well as the environment, and the safety and competitiveness of our equipment, systems and facilities, may be difficult, burdensome or expensive. Any changes in these regulations, the interpretation of such regulations or our customers’ perception of such changes will require us to make adaptations that may subject us to additional costs, and ultimate costs and the timing of such costs may be difficult to accurately predict and could be material. Regulatory agencies may refuse to grant approval or clearance or may require the provision of additional data, and regulatory processes may be time consuming and costly, and their outcome may be uncertain in certain of the countries in which we operate. Failure to secure renewal of permits or tightening of restrictions within our existing permits could have a material adverse effect on our business or cause us to incur material expenses. Regulatory agencies may also change policies, adopt additional regulations or revise existing regulations, each of which could impact our ability to provide our services or increase our costs. Additionally, local regulatory authorities may change the way in which they interpret and apply local regulations in response to negative public pressure about our facilities. For example, officials stopped operations at one of our facilities purportedly to review our fire and building code status and certificate of occupancy and we were required to initiate and prevail in litigation to establish that we were entitled to continue to operate our facility.
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
Our products, supplies and by-products are transported through a combination of ground, sea and air transport. Co-60 and EO are radioactive and potentially combustible, respectively, and must be handled carefully and in accordance with applicable laws and regulations. An incident in the transportation of our raw materials, products and by-products or our failure to comply with laws and regulations applicable to the transfer of such products could lead to injuries or significant property damage, regulatory repercussions or could make it difficult to fulfill our obligations to our customers, any of which could have a material adverse effect on our business, prospects, financial condition or results of operations.
Our EO and Co-60 raw materials are potentially hazardous and we are therefore subject to stringent requirements to secure these materials from theft or other unauthorized uses. If our failure to adequately secure these materials leads to their being stolen or materially damaged, our licenses to operate could be suspended resulting in a material adverse effect to our business, prospects, financial condition or results of operations. Any such incident could also have legal consequences, such as fines and penalties for violations of regulatory requirements and/or lawsuits for personal injuries, property damage or diminution or other claims that could result in substantial liability to us. Additionally, loss of control of Co-60 sources by a customer could result in contamination and significant public health consequences.
Industry trends could impact the demand for our products and services and could have a material adverse effect on our business.
Industry trends that affect medical device, pharmaceutical or biotechnology companies could affect our business. The medical device industry is characterized by frequent product development and technological advances, which may reduce demand for our sterilizing and testing services if our existing services no longer meet our customers’ requirements. Any significant decrease in life science research and development expenditures by medical device, pharmaceutical and biotechnology companies, including as a result of a general economic slowdown, could in turn impact the volumes of medical products that require sterilization or lab testing services. Future demand for Co-60 or our sterilization services could also be adversely impacted by changes to preferred sterilization modalities. Our ability to adapt our business to meet evolving customer needs depends upon the development and successful commercialization of new services, new or improved technologies and additional applications of our technology for our customers’ new products. We can give no assurance that any such new services will be successful or that they will be accepted in the marketplace. Any failure to develop or commercialize new services and technologies and any decrease in demand for our products or services could have a material adverse effect on our business, prospects, financial condition or results of operations.
If changes in healthcare regulations or other developments in the healthcare industry, including concerns around single-use medical devices or the impact of the COVID-19 pandemic, were to lead to a material reduction in medical procedures or use of medical devices, demand for our services could be adversely affected. For example, during the pandemic, there has been an increase in deferred elective procedures, which negatively impacts demand for some of our products and services as a result of a decrease in the need for sterilized single-use medical devices used in these procedures. For more information, see Risk Factor

“— Severe health events, such as the ongoing COVID-19 pandemic, or environmental events, including impacts from climate change, and natural disasters, could have adverse effects on our business, financial condition and results of operations, which could be material.” Demand for our products and services may also be affected by changes from time to time in the laws and regulations that govern our operations and industry, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which in turn may impact industry trends. New regulatory requirements could lead to changes in the medical device industry and the behavior of our customers that are difficult to predict but could have a material adverse effect on our business, prospects, financial condition or results of operations. Further, if any significant disposal restrictions or requirements are imposed that materially increase the cost or administrative burden of the disposal process for single-use medical devices, hospitals and other end-users of such devices might decrease their use of such devices in favor of reusable medical products, which would decrease the demand for our services, which could in turn have a material adverse effect on our business, prospects, financial condition or results of operations.

Our business is highly competitive, and if we fail to compete successfully, our business, prospects, financial condition or results of operations may be adversely affected.
We face competition from other providers of outsourced sterilization and lab services. In addition, some manufacturers have or are developing in-house sterilization and lab testing and related capabilities, and further consolidation within our industry and within our customers’ industries could impact our ability to compete. Further, our competitors and potential competitors are attempting to develop alternate technologies, in particular improved x-ray sterilization technology, which would not be reliant on the availability of Co-60. If any of our competitors or manufacturers significantly expand their sterilization or lab testing facility capacity, including as a result of these alternative technologies, it could lead to price fluctuations and competitive pricing pressure, diminish our profitability or lead to changes in our customer relationships across our business segments. We generally compete on the basis of quality, reputation, the cost of sterilization services, the cost of transportation to and from the sterilization facility and processing turnaround time. If our services, supply, support, distribution or cost structure do not enable us to compete successfully, including against alternative technologies, or we are unable to successfully develop and adopt alternative technologies ourselves, our business, prospects, financial condition or results of operations could be materially adversely affected. The expansion of alternative sterilization technologies may require us to build new facilities, which can be time-consuming and costly.
If Co-60 source suppliers in other countries, including China, India, Argentina or Russia, significantly increase their involvement in the global Co-60 sources market, long-term that could have a material adverse effect on our business, prospects, financial condition or results of operations. Several customers of our Nordion business are themselves providers of sterilization services and therefore are competitors of our Sterigenics business. If these customers were to shift to a different source for their supply of Co-60 sources, because they prefer to use a supplier not affiliated with us or for any other reason, it could materially adversely affect our business, prospects, financial condition or results of operations. Further, if a Nordion customer were to lose market share to a competitor using an alternative sterilization provider, we would similarly lose sales volumes, which may have a material adverse effect on our business, prospects, financial condition or results of operations.
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
Our operations are subject to a variety of business continuity hazards and risks, including supply chain disruptions related to the COVID-19 pandemic, and our reliance on the use and sale of products and services from single locations, any of which could interrupt production or operations or otherwise adversely affect our performance, results or value.
Our operations and our supplier and customers’ operations are subject to business continuity hazards and risks that include explosions, fires, earthquakes, inclement weather and other natural disasters; utility, equipment or other mechanical failures; unscheduled downtime; labor difficulties; disruption of communications; security breach or other workplace violence events; changes in regulations, including sanctions, export and import controls and other trade restrictions; changes in the use of government-owned reactors, including repurposing nuclear facilities; other governmental action; and pandemics or other public health crises.
It can be costly to ship products long distances for the purpose of sterilization; therefore, our ability to offer a full range of sterilization services close to our customers’ manufacturing and distribution centers worldwide is critical for our business. An adverse occurrence at one of our facilities or the facilities of a supplier or customer could damage our business. While other facilities in our network may have the capacity to service our customers that had been served by an affected facility, we may not be able to transfer all interrupted services. The stringent regulations and requirements to which we are subject regarding the manufacture of our products and provision of services and the complexities involved with processing Co-60 may prevent or delay us from establishing additional or replacement sources for our production facilities. Any event, including those listed above, that results in a prolonged business disruption or shutdown to one or more of our facilities, or the facilities of a supplier or customer, could create conditions that prevent, or significantly and adversely affect, our receiving, processing, manufacturing or shipping products at existing levels, or at all. Such events could adversely affect our sales, increase our expenses, create potential liabilities and/or damage our reputation, any of which could have a material adverse effect on our business, prospects, financial condition or results of operations.
Supply chain disruptions, such as the ones related to the COVID-19 pandemic or a natural disaster, may impair or delay our ability to obtain sufficient quantities of certain materials through our ordinary supply channels and cause us to incur higher costs by procuring raw materials from other sources in order to compensate for such delays or lack of availability. Supply chain disruptions such as these may impair or delay our customers’ ability to provide us work or products for processing or affect the availability, quality and pricing of materials used in the operation of our business or our customers’ businesses. If we are not able to successfully mitigate such supply chain related risks, we could experience disruptions in production or increased costs, which may result in decrease in our gross margin or reduced sales, and have a material adverse effect on our business, results of operations and financial condition.
Governmental action may disrupt the operations of our facilities that process potentially hazardous materials. For example, in October 2019, county officials precluded operations at our Atlanta facility until a new certificate of occupancy was obtained after a third-party code-compliance review. Our Atlanta facility resumed operations under an April 2020 Temporary Restraining Order prohibiting county officials from interfering with normal operations and the Court ultimately ruled that the code provisions relied on by county officials did not provide legal authority to require a new certificate of occupancy in October 2019, but the Court’s ruling may not prevent county officials from seeking to disrupt operations on a different basis in the future. In addition, in June 2021, the court in a lawsuit related to our facility in Santa Teresa, New Mexico, entered an Order Granting Preliminary Injunction prohibiting Sterigenics from allowing any uncontrolled emission or release of EO from that facility. In December 2021, the court further ordered certain protocols to monitor Sterigenics’ compliance with that preliminary injunction. Although operations at the Santa Teresa facility comply with these orders, operations there may be negatively impacted if it is unable to comply in the future. The occurrence of any of these or other events might disrupt or shut down operations or otherwise adversely impact the production or profitability of a particular facility or our operations as a whole.
We obtain Co-60 from a limited number of suppliers. If any of the facilities or reactors from which we obtain Co-60 were to be seriously damaged or have their production materially decrease due to a natural disaster or other adverse occurrence, or if we become unable to transact with one of our suppliers of Co-60 due to expanded sanctions, our access to Co-60 would be materially affected and we may be unable to meet all the needs of our customers. See related Risk Factor “—We depend on a limited number of counterparties to provide the materials and resources we need to operate our business.”

While we maintain insurance policies covering, among other things, physical damage, premises liability, business interruptions and liability resulting from our services in amounts that we believe are customary for our industries, our insurance coverage may be inadequate or unavailable and we could incur uninsured losses and liabilities arising from such events.
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
We may be adversely affected by global and regional economic and political conditions. The uncertainty or deterioration of the global economic and political environment could adversely affect us. Russia’s invasion of Ukraine has significantly elevated global geopolitical tensions and has caused and continues to cause instability and volatility in global markets. The United States, Canada, the United Kingdom and European Union have implemented broad sanctions targeting Russia, which have the potential to disrupt our supply of Co-60 from Russia. Any such disruption could have a material adverse effect on our business, prospects, financial condition or results of operations. See related Risk Factor “—We depend on a limited number of counterparties to provide the materials and resources we need to operate our business. Any disruption in the availability of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of current geopolitical instability arising from U.S., Canadian, U.K, and European Union relations with Russia, may have a material adverse effect on our operating results.”
The potential worsening of macro-economic conditions, including slower growth or recession, the inflationary environment, tighter credit, higher interest rates and currency fluctuations, may cause customers to modify, delay or cancel plans to purchase our products and services and suppliers may significantly and rapidly increase their prices or reduce their output because of cash flow problems. Any inability of current or potential customers to purchase or pay for our products due to, such declining economic conditions or changes in spending patterns at medical device, pharmaceutical and biotechnology companies may have a negative impact on our business, prospects, financial condition or results of operations. Overall demand for our products could be reduced as a result of a global economic recession or political unrest, especially in such areas as the medical device, pharmaceutical, food safety and other end markets that we serve.
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
Many of our facilities are located on leased premises. These leases vary in length up through 2042, most with options to renew for specified periods of time. All sterilization facility leases expiring in the next five years have extension options in place. We expect to renew or buyout such leases as they come due. At the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. For example, in September 2019, we were unable to reach an agreement to renew the lease on our EO processing facility in Willowbrook, following community pressure resulting from negative publicity surrounding our Willowbrook facility. If we are unable to renew our facility leases, we may be required to relocate or close a facility. Relocating a facility involves significant expense in connection with the movement and installation of specialized equipment and any necessary recertification or licensing with regulatory authorities. Closing a facility, even briefly to relocate, would reduce the sales that such facility would have contributed to our revenues and could negatively impact our customer relations. Any such relocation or closure could have a material adverse effect on our business, prospects, financial condition or results of operations.
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
•general economic, social and political conditions in countries where we operate, including international and U.S. trade and sanctions policies and currency exchange rate fluctuations;
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
We operate in a number of countries throughout the world, including in countries that do not have as strong a commitment to anti-corruption and ethical behavior that is required by U.S. laws or by our corporate policies. Based on the nature of our products, our business activities involve potential interaction with government agencies, public officials or state-owned enterprises. We are subject to the risk that we, our U.S. employees or our employees located in other jurisdictions or any third party that we engage to do work on our behalf may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business. The U.S. Foreign Corrupt Practices Act (the “FCPA”) and the Canadian Corruption

of Foreign Public Officials Act (the “CFPOA”) prohibit corruptly providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. We may deal with both governments and government-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA and other applicable anti-corruption laws. The provisions of the U.K. Bribery Act of 2010 (the “Bribery Act”) extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects. Any violation of the FCPA, the CFPOA, the Bribery Act or any similar anti-corruption law or regulation could result in substantial fines, sanctions or civil and/or criminal penalties, debarment from business dealings with certain governments or government agencies or restrictions on the marketing of our products in certain countries, which could harm our business, financial condition or results of operations. If these anti-corruption laws or our internal policies were to be violated, our reputation and operations could also be substantially harmed. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
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
Severe health events, such as the ongoing COVID-19 pandemic, or environmental events, including impacts from climate change, and natural disasters, could have adverse effects on our business, financial condition and results of operations, which could be material.

The COVID-19 pandemic, including periodic spikes in infection rates globally, and related responses continue to present potential risks to our business. The COVID-19 pandemic continues to have effects on our business operations, including secondary and tertiary effects such as increased raw material prices, labor shortages, and supply chain disruptions. The extent of the impact of the COVID-19 pandemic on our business and financial performance will largely depend on future developments and a range of external factors that are highly uncertain and cannot be accurately predicted, including the emergence of new variants and the duration and severity of any resurgence of COVID-19. Continued weak or worsening economic conditions could negatively impact consumer demand for our products and services. For example, during the COVID-19 pandemic, there has been an increase in deferred elective procedures, which negatively impacts demand for some of our products and services as a result of a decrease in the need for sterilized medical devices used in these procedures. As COVID-19 continues to evolve, or if similarly severe global health crises were to develop, the full extent of the impact and effects on our business, operations, liquidity, financial condition and results of operations are uncertain and could be material.

Severe environmental events, including impacts from climate change, could adversely affect our operating results and financial condition. Climate change has an adverse impact on global temperatures, weather and precipitation patterns, and increases the frequency and severity of significant weather events, such as flooding, hurricanes, wildfires, droughts and water scarcity. We have operations located in regions that have been, and may in the future be, exposed to extreme weather events and other natural disasters, including California, Florida, and Texas. A catastrophic earthquake, fire, flood, tsunami or other weather event, widespread power loss or telecommunications failure, war or other significant event could adversely affect our operations, particularly if such event were to destroy or disrupt any of our facilities. Any significant impact on our ability to conduct normal operations at our facilities could cause significant capacity constraints and, as a result, have a material adverse effect on our business, results of operations and financial condition.
Any severe health or environmental event may also affect our suppliers or customers, which could disrupt our access to raw materials and customer product processing and exacerbate supply-chain related risks. See related Risk Factor “—Our operations are subject to a variety of business continuity hazards and risks, including supply chain disruptions related to the COVID-19 pandemic and our reliance on the use and sale of products and services from single locations, any of which could interrupt production or operations or otherwise adversely affect our performance, results or value.”
Our business may be subject to system interruptions, cyber security breaches and unauthorized data disclosures.
We increasingly rely upon technology systems and infrastructure. Our technology systems and infrastructure are potentially vulnerable to breakdowns or other interruptions by fire, power loss, system malfunction, unauthorized access and other events. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public, rendered inaccessible or permanently lost. The increasing use and evolution of technology creates additional opportunities for the unintentional dissemination or intentional destruction of confidential or proprietary information stored in our systems or portable media or storage devices. We could also experience a business interruption, information theft or reputational damage from industrial espionage attacks, ransomware, other malware or other cyber incidents or data breaches, which may compromise our system infrastructure or lead to data breaches, either internally or at our third-party providers or other business partners. Such incidents could compromise our trade secrets or other confidential information and result in such information being disclosed to third parties and becoming less valuable. Additionally, in response to the COVID-19 pandemic, many of our office employees continue to work remotely, which may increase the risk of cyber incidents or data breaches. Breaches in security, system interruptions and unauthorized disclosure of data, whether perceived or actual, could adversely affect our businesses, assets, revenues, brands and reputation and result in fines, litigation, regulatory proceedings and investigations, increased insurance premiums, remediation efforts, indemnification expenditures, lost revenues and other potential liabilities. We have taken steps to protect the security and integrity of the information we collect and have policies and procedures in place dealing with data privacy and security, but there can be no assurance that our efforts will prevent breakdowns, system failures, breaches in our systems or other cyber incidents or otherwise be fully effective. Any such breakdown, breach or incident could adversely affect our business, prospects, financial condition or results of operations, and our cyber insurance may not cover such risks or may be insufficient to compensate us for losses that may occur.
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
Pursuant to the Sarbanes-Oxley Act, we furnished a report by our management on the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm attested to the effectiveness of our internal controls as of December 31, 2022.
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
We must comply with laws and regulations of federal and state governments in multiple jurisdictions governing the collection, dissemination, retention, access, use, protection, security and disposal of personal data, which mostly consists of our employees’ data. The interpretation and application of many existing or recently enacted privacy and data protection laws and regulations in the United States, the European Union and elsewhere are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing practices. Companies are under increased regulatory scrutiny relating to data privacy and security. Any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as reputational harm. Moreover, these laws are evolving and are generally becoming stricter. For example, activities conducted from our EU facilities or related to products and services that we may offer to EU users or customers are subject to the General Data Protection Regulation (Regulation (EU) 2016/679) (“GDPR”), which provides for enhanced data privacy obligations and fines of up to the higher of 4% of annual worldwide revenues or €20 million. The GDPR was transposed into United Kingdom domestic law following the United Kingdom’s exit from the EU. This is known as the UK GDPR and it supplements the United Kingdom’s Data Protection Act of 2018. The UK GDPR mirrors the compliance requirements and fine structure of the GDPR. Outside of the United States, United Kingdom and the European Union, many jurisdictions have adopted or are adopting new data privacy laws that impose further onerous compliance requirements, such as data localization, which prohibit companies from storing outside the jurisdiction data relating to resident individuals. The proliferation of such laws may result in conflicting and contradictory requirements and there can be no assurance that the measures we have taken will be sufficient for compliance with such various laws and regulations. Complying with these various laws is an ongoing commitment and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Privacy-related claims or lawsuits initiated by governmental bodies, employees, customers or third parties, whether meritorious or not, could adversely affect our businesses, assets, revenues, brands and reputation and result in fines, litigation, regulatory proceedings, regulatory investigations, increased insurance premiums, remediation efforts, indemnification expenditures, lost revenues and other potential liabilities. We take steps to comply with applicable data privacy and security laws, regulations and standards and applicable privacy policies, but there can be no assurance that our compliance efforts will be effective. Any such failure to comply could adversely affect our business, prospects, financial condition or results of operations.
We have a history of net losses and may not maintain profitability in the future.
We have a history of net operating losses, including a net loss attributable to Sotera Health Company of $233.6 million and $38.6 million for the years ended December 31, 2022 and 2020, respectively. Although we reported net income attributable to Sotera Health Company of $116.9 million for the year ended December 31, 2021, we may not be able to maintain profitability in future fiscal years. Our ability to maintain profitability depends on a number of factors, including the growth rate of the sterilization and lab services industries, the price of our products and services, the cost to provide our products and services and the competitiveness of our products and services. We may incur significant losses in the future for a number of reasons, including due to principal and interest expense related to our indebtedness and the other risks described herein, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our operations may not maintain or increase profitability in the future.
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
Certain of our employees in non-U.S. markets are represented by works councils or labor unions and work under collective bargaining or similar agreements, some of which are subject to periodic renegotiation. Efforts have been made from time to time, including as recently as October 2021, to unionize portions of our workforce in the United States and we may experience similar efforts in the future. Unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our net revenues or limit our flexibility. The collective bargaining agreements applicable to our employees in Brazil and Mexico expire annually. The collective bargaining agreement applicable to Nordion’s Canadian employees located in Kanata expires on March 31, 2024. Failure to renew the agreements on similar terms could result in labor disruptions and/or increased labor costs, which could negatively affect our business and operations.

Other legal obligations in the markets where we conduct business require us to contribute amounts to retirement funds and pension plans and restrict our ability to dismiss employees. Future regulations or court interpretations established in the countries in which we conduct our operations could increase our costs and materially adversely affect our business, financial condition or results of operations.
Our business is subject to a variety of laws involving the cannabis industry, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.
We provide bioburden reduction irradiation services for the processing of cannabis, primarily in Canada and certain European countries. The commercial recreational cannabis industry is a relatively new industry in Canada and Canada’s Cannabis Regulations have been in effect in its current form since only October 2018. Likewise, laws and regulations governing cannabis in European countries have evolved rapidly over recent years. In the United States, marijuana (all parts of the cannabis plant other than those parts that are exempt) is a Schedule I controlled substance under federal law. In other countries in which the cultivation and use of marijuana is legalized, most notably in Canada, our operations include irradiation services for recreational and medical marijuana. As laws in the United States, Canada, Europe and other jurisdictions evolve, our activities in these spaces may face additional regulations that may be costly or burdensome to be in compliance.
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
In addition, The Inflation Reduction Act of 2022 was signed into law by President Biden on August 16, 2022, which makes significant changes to the U.S. tax law, including the introduction of a corporate alternative minimum tax of 15% of the “adjusted financial statement income” of certain domestic corporations, as well as a 1% excise tax on the fair market value of stock repurchases by certain domestic corporations, effective for tax years beginning in 2023. We currently do not expect the tax-related provision of the Inflation Reduction Act to have a material impact on our financial results.
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

As of December 31, 2022, our total indebtedness was approximately $1,963.6 million, all of which is indebtedness of Sotera Health Holdings, LLC (“SHH”) that is guaranteed by the Company and certain of our other subsidiaries. We also had an additional $147.5 million of unutilized capacity under our Revolving Credit Facility (as defined herein) at that date (without giving effect to $66.0 million of letters of credit that were outstanding). On February 23, 2023, SHH entered into the First Lien Credit Agreement (the “2023 Credit Agreement”), which provides for, among other things, a new Term Loan B facility in an aggregate principal amount of $500.0 million and bears interest, at the Company’s option, at a per annum rate equal to either (x) the Term Secured Overnight Financing Rate (“SOFR”) (as defined in the 2023 Credit Agreement) plus an applicable margin of 3.75% or (y) an alternative base rate (“ABR”) plus an applicable margin of 2.75%. The 2023 Credit Agreement is secured on a first priority basis on substantially all of our assets and is guaranteed by us and certain of our subsidiaries. Please refer to Note 10, “Long-Term Debt” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further information.
Our indebtedness is variable interest rate debt. Our estimated debt service obligations for the next 12 months, which are comprised of principal and interest payments, are $120.2 million, based on the London Interbank Offered Rate (“LIBOR”) benchmark interest rate and the outstanding principal amount of indebtedness of $1,963.6 million, each as of December 31, 2022. Debt service obligations under the 2023 Credit Agreement will increase our total debt service obligations from and after February 23, 2023. For the year ended December 31, 2022, our cash flow used for debt service totaled $75.8 million, which was comprised solely of interest payments on our debt. There were no other principal payments due on our debt obligations for the year ended December 31, 2022.
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
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, appellate litigation bonding expenses and general corporate or other purposes;
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
 Because we are exposed to interest rate risk through our variable-rate borrowings, we have entered into and may, in the future, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility and interest rate cap agreements. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. Further, current interest rates are relatively low. If interest rates increase, our debt service obligations on any variable rate indebtedness will increase even if the amount borrowed remains the same, and our earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on our indebtedness outstanding as of February 28, 2023 and the interest rate under our Term Loans that was in effect on February 28, 2023, a 1% increase in the LIBOR and Term SOFR benchmark interest rates would result in an increase of approximately $12.6 million in total annual interest expense under our outstanding debt obligations. Refer to Note 10, “Long-Term Debt” to our consolidated financial statements.

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
In addition, LIBOR and certain other interest “benchmarks” are subject to regulatory guidance and reform that will cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. In March 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, confirmed that publication of all of the LIBOR settings for Euro, Sterling and Swiss Franc and some of the LIBOR settings for Japanese Yen and U.S. dollars would cease beginning January 2022 and the remainder of the LIBOR settings for U.S. dollars will cease in June 2023. To identify a successor rate for LIBOR, financial regulators in various countries, including the United States, the United Kingdom, the European Union and Switzerland, have formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. Some of the financial regulators have identified the SOFR as their preferred alternative rate for LIBOR.
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
•developments in our litigation matters and governmental investigations or additional significant lawsuits or governmental investigations relating to our services or facilities, including our susceptibility as a publicly-traded company to enforcement proceedings and civil litigation alleging that our disclosures have not complied with federal and state securities laws and regulations;
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
Certain broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies, and a putative class action of this kind is currently pending against us. See Note 20, “Commitments and Contingencies” to our consolidated financial statements under the heading “Stockholder Lawsuit.” Litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.
As of February 21, 2023, we had an aggregate of 886,109,800 shares of common stock that are not currently reserved for issuance under our 2020 Omnibus Incentive Plan (“2020 Plan”), as well as 3,613,901 treasury shares. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions or otherwise would dilute the percentage ownership held by the investors who own our common stock.
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
In connection with our initial public offering (“IPO”), we entered into a stockholders’ agreement with certain holders of our common stock, including investment funds and entities affiliated with either Warburg Pincus or GTCR and members of our management team, which we refer to as the “Stockholders’ Agreement.” Under the Stockholders’ Agreement, individual stockholders who were members of our management before the IPO, and other persons related to these individuals, are subject to contractual restrictions on transfer of shares of our common stock. Those restrictions apply to approximately 26,435,185 shares as of February 21, 2023, but may be waived at any time by a majority of the members of the leadership development and compensation committee of the board of directors.
 Further, as of February 21, 2023, the Sponsors own approximately 62.2% of our outstanding common stock and have rights to require us to file registration statements covering their shares. The Sponsors and certain other stockholders could also require us to include their shares in registration statements that we may file for ourselves or our stockholders. Additionally, the Sponsors and our officers and directors may sell shares into the public markets in accordance with the requirements of Rule 144 under the Securities Act.
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
Although we do not currently rely on the “controlled company” exemption, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards and qualify for exemptions from certain corporate governance requirements.
Because the Sponsors own a majority of our outstanding common stock, we are presently a “controlled company” as that term is set forth in the Nasdaq corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
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
Although we presently qualify as a “controlled company,” we are not currently relying on this exemption and intend to continue to comply fully with all corporate governance requirements for non-controlled companies under the Nasdaq corporate governance standards. However, if we were to elect at some point in the future to utilize some or all of these exemptions, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements and investors’ perceptions of our corporate governance could be adversely affected by the Sponsors’ significant ownership interest.
If the ownership of our common stock continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of February 21, 2023, the Sponsors own approximately 62.2% of our outstanding common stock and retain the right to designate over a majority of our directors. As a result, the Sponsors own shares sufficient for the majority vote over all matters requiring a stockholder vote. Our Stockholders’ Agreement contains agreements among the parties with respect to certain matters, including the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our amended and restated certificate of incorporation and our amended and restated bylaws; the termination of our chief executive officer or designation of a new chief executive officer; changes in the composition of committees of our board of directors; entry into or changes to certain compensation agreements; and the issuance of additional shares of our common stock. This concentration of ownership, together with the Sponsors’ rights under our Stockholders’ Agreement, may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Sponsors may not always coincide with our interests or the interests of our other stockholders. For example, because the Sponsors purchased their shares at prices substantially below the price at which shares were sold to the public in our IPO and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or may want us to pursue strategies that deviate from the interests of other stockholders. In addition, under the Stockholders’ Agreement we have agreed, subject to certain exceptions, to indemnify the Sponsors, and various affiliated persons and indirect equity holders of the Sponsors from certain losses arising out of any threatened or actual litigation by reason of the fact that the indemnified persons is or was a holder of our common stock or of equity interests in Sotera Health Company. Public stockholders will not benefit from this indemnification provision.
This concentration of ownership, together with the Sponsors’ rights under our Stockholders’ Agreement, may also have the effect of delaying, preventing or deterring a change in control. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of ownership, together with the Sponsors’ rights under our Stockholders’ Agreement, may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders with correspondingly significant voting rights.
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
•limiting the ability of stockholders to call and bring business before special meetings; provided that for so long as investment funds and entities affiliated with either Warburg Pincus or GTCR, collectively, beneficially own a majority of our outstanding capital stock, special meetings of our stockholders may be called by the affirmative vote of the holders of a majority of our outstanding voting stock; and

•limiting the forum to the Delaware Court of Chancery or Federal Court for certain types of actions and proceedings that may be initiated against us by stockholders.
In addition, our amended and restated certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (“DGCL”), and prevents us from engaging in a business combination with a person (excluding the Sponsors and any of their respective direct or indirect transferees and any group as to which such persons are a party) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless board or stockholder approval is obtained prior to the acquisition.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters is in Broadview Heights, Ohio, our Sterigenics headquarters is in Oakbrook, Illinois, our Nordion headquarters is in Kanata, Ontario and our Nelson Labs headquarters is in Taylorsville, Utah. As of December 31, 2022, we operated 65 facilities in North America, South America, Europe and Asia. The following table identified the number of owned and leased facilities, other than our headquarters listed above. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

Segment(1)	Owned Facilities	Owned/Leased Facilities(2)	Leased Facilities

Sterigenics	29	3	16
Nelson Labs	5	1	9
Nordion	1	—	1
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
Item 3. Legal Proceedings
From time to time, we may be subject to various legal proceedings arising in the ordinary course of our business, including claims relating to personal injury, property damage, workers’ compensation, employee safety and our disclosures as a Nasdaq-listed, publicly-traded company. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At this time, and except as is noted herein, we are unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations and matters concerning other allegations of other improprieties, or the incidence of any such matters in the future. Information regarding our material legal proceedings is included below.
Legal Proceedings Described in Note 20 “Commitments and Contingencies” of Our Consolidated Financial Statements
Note 20 “Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2022 contained in this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 20 “Commitments and Contingencies” for information regarding the following legal proceedings, which information is incorporated into this item by reference:
•Ethylene Oxide Tort Litigation – Illinois and Georgia
•Georgia Facility Operations Litigation
•New Mexico Attorney General Litigation; and
•Stockholder Lawsuit

Legal Proceedings That Are Not Described in Note 20 “Commitments and Contingencies” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 20 “Commitments and Contingencies” to our consolidated financial statements for the year ended December 31, 2022 contained in this Annual Report on Form 10-K, and incorporated into this item by reference, the following matter also constitutes a pending legal proceeding, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Zoetermeer, Holland Criminal Proceedings and Criminal Financial Investigation
In 2010, the Dutch Public Prosecution Service started criminal proceedings against our subsidiary DEROSS Holding B.V. (“DEROSS”), in relation to alleged environmental permit violations for EO emissions in the period from 2004 to 2009 at its Zoetermeer processing facility. On the basis of the final indictment issued in April 2017, assuming a rarely applied increasing mechanism is not applied in this case, fines in the amount of €0.8 million (US$0.9 million) may be imposed. We have also agreed to defend and indemnify the two individuals overseeing environmental compliance during the time period of the alleged claims by the Public Prosecutor. Assuming a rarely applied increasing mechanism is not applied in this case, the possible monetary penalties relating to the individuals currently are estimated at a maximum of €0.2 million (US$0.2 million).
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
In February 2018, DEROSS and the two individuals received favorable judgments from the trial court, which did not hold any of them responsible for the alleged criminal offenses. In March 2018, the Public Prosecutor filed an appeal against the favorable judgments. The appeal procedure remains pending and will likely take several years to resolve.
An escrow account was established in 2011 to satisfy indemnity claims for losses related to this matter. The balance of the special escrow as of December 31, 2022, was approximately $1.8 million and additional cash collateral held by ABN Amro to provide security for the claims was approximately €2.4 million (US$2.6 million) as of December 31, 2022. At this time, we believe the indemnification receivable continues to be recoverable and plan to ensure escrow funds remain in place to cover outcomes of an appeal.
While we have received letters from a small number of individuals claiming to live or work in the vicinity of our former Zoetermeer facility, no civil claims have been filed against DEROSS or us. It is possible that these or other individuals living in the vicinity of the Zoetermeer facility may file civil claims at some time in the future. We have not provided for a contingency reserve in connection with any such potential civil claims as we are unable to determine the probability of an unfavorable outcome and no reasonable estimate of a loss or range of losses, if any, can be made.
Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
The Company’s common stock is listed on the Nasdaq under the ticker symbol “SHC.”
Holders
As of February 23, 2023, we had approximately 84 holders of record of our common stock. This number does not include the beneficial owners of our common stock who hold their shares through banks, brokers or other financial institutions.
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
Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Standard and Poors (“S&P”) 500 Global Health Care Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 20, 2020, the date our common stock began trading on the Nasdaq, and its relative performance is tracked through December 31, 2022. The returns shown are based on historical results and are not intended to suggest future performance.

Cumulative Total Return Among Sotera Health Company, the NASDAQ Composite Index, and the S&P 500 Health Care Index (in $)
$140
$120
$100
$80
$60
$40
$20
November 20, 2020
December 31, 2020
June 30, 2021
December 31, 2021
June 30, 2022
December 30, 2022
$100.00
$108.79
$109.32
$104.81
$122.84
$117.23
$96.53
$132.92
$132.19
$93.82
$121.18
$94.06
$78.05
$129.61
$89.67
$33.19
Sotera Health
Nasdaq Composite
S&P 500 Health Care

The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors we describe in Item 1A, ““Risk Factors”” and elsewhere in this Annual Report on Form 10-K.
OVERVIEW
We are a leading global provider of mission-critical end-to-end sterilization solutions and lab testing and advisory services for the healthcare industry. We are driven by our mission: Safeguarding Global Health®. We provide end-to-end sterilization as well as microbiological and analytical lab testing and advisory services to help ensure that medical, pharmaceutical and food products are safe for healthcare practitioners, patients and consumers in the United States and around the world. Our customers include more than 40 of the top 50 medical device companies and nine of the top ten global pharmaceutical companies (based on revenue). Our services are an essential aspect of our customers’ manufacturing process and supply chains, helping to ensure sterilized medical products reach healthcare practitioners and patients. Most of these services are necessary for our customers to satisfy applicable government requirements. We give our customers confidence that their products meet regulatory, safety and effectiveness requirements. With our industry-recognized scientific and technological expertise, we help to ensure the safety of millions of patients and healthcare practitioners around the world every year. Across our 65 facilities worldwide, we have over

3,000 employees who are dedicated to safety and quality. We are a trusted partner to approximately 5,000 customers in over 50 countries.
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
For the year ended December 31, 2022, we recorded net revenues of $1,003.7 million, net loss of $233.6 million, Adjusted Net Income of $270.2 million and Adjusted EBITDA of $506.2 million. Adjusted Net Income and Adjusted EBITDA are financial measures not based on any standardized methodology prescribed by U.S. Generally Accepted Accounting Principles (“GAAP”). For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income (loss), please see “Non-GAAP Financial Measures.”
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
•Business and market conditions. During the year ended December 31, 2022, Sterigenics and Nordion continued to see sustained demand for sterilization services. Nelson Labs’ net revenues increased for the year ended December 31, 2022 compared to the prior year; however, reduced demand for pandemic-related testing coupled with slower than expected growth of certain laboratory testing categories impacted Nelson Labs’ growth for the year ended December 31, 2022. The Company as a whole faced ongoing macroeconomic pressures during the year ended December 31, 2022, particularly related to inflation, including higher energy and labor costs, partially offset through pricing and other actions. Our results of operations were also impacted by fluctuations in foreign currency exchange rates, specifically the strengthening of the U.S. dollar against the currencies of other major economies.
Additionally, a portion of our supply of Co-60 is generated by Russian nuclear reactors. We continue to monitor the potential for disruption in the supply of Co-60 from Russian nuclear reactors but we do not expect a material impact in 2023 on our supply or revenue.
•Investment initiatives. We continue to make significant investments in capacity expansions and facility improvements as well as in our efforts to strengthen our Co-60 supply chain. For the year ended December 31, 2022, capital expenditures increased by $80.2 million compared to the year ended December 31, 2021.
•Disciplined and strategic M&A activity. We remain committed to our highly disciplined acquisition strategy and continue to seek suitable acquisition targets.
•Litigation related costs and exit activities. We are currently the subject of tort lawsuits alleging personal injury by purported exposure to EO emitted by our former facility in Willowbrook, Illinois and current facility in Atlanta, Georgia. In addition, we are defendants in a lawsuit brought by the State of New Mexico Attorney General alleging that emissions of EO from our Santa Teresa facility constitute a public nuisance and materially contributed to increased health risks suffered by residents in the area. The Company maintains that its former Willowbrook, Illinois operations and current Atlanta, Georgia and Santa Teresa, New Mexico operations did not pose and do not pose any safety risk to their surrounding communities. We deny these allegations and are vigorously defending against these claims. See Item 3, “Legal Proceedings” and Note 20 “Commitments and Contingencies” to our consolidated financial statements.
For the years ended December 31, 2022 and 2021 and 2020, we recorded costs of $72.6 million, $45.7 million and $36.7 million, respectively, representing professional fees related to litigation associated with our EO sterilization facilities and other related professional fees.
Although the per occurrence limit of our environmental liability insurance was reached for the Willowbrook, Illinois litigation in the second quarter of 2020, we are pursuing insurance coverage for our legal expenses related to the EO tort litigation. In 2021, Sterigenics U.S., LLC filed an insurance coverage lawsuit in the U.S. District Court for the

Northern District of Illinois relating to two commercial general liability policies issued in the 1980s. On August 3, 2022, the Court issued a Memorandum Opinion and Order concluding that the insurance company owes Sterigenics U.S., LLC and another party a duty to defend the Willowbrook, Illinois litigation, which may allow us to recover defense costs related to that litigation.
On January 9, 2023, the Company reached agreements to settle more than 870 pending and threatened EO claims against the Defendant Subsidiaries in the Circuit Court of Cook County, Illinois, and US District Court for the Northern District of Illinois. Under the terms of the binding Term Sheets (“Term Sheets”), the Company will pay $408.0 million to settle the claims, subject to substantially all of the plaintiffs providing opt-in consents to their individual settlement allocations and dismissing their claims with prejudice. As this event provides additional evidence about conditions that existed as of December 31, 2022, we recorded a $408.0 million charge to expense on December 31, 2022. The Term Sheets provide a pathway to comprehensively resolve the claims pending against the Company in Illinois and thereby enable the Company to focus its full attention on operating the business. The Company denies any liability and maintains that its Willowbrook, Illinois operations did not pose a safety risk to the community in which it operated and believes the evidence ultimately would have compelled the rejection of the plaintiffs’ claims. See Note 20 “Commitments and Contingencies” to our consolidated financial statements.
We continue to incur certain transitional costs in connection with the exit of our EO sterilization operations in Willowbrook, Illinois including lease costs, payroll and utility expenses. For the years ended December 31, 2022, 2021 and 2020, we recorded costs of $4.7 million, $2.3 million and $2.6 million, respectively, relating to the closure of our Willowbrook facility.

•Borrowings, financing costs and financial leverage. During the fourth quarter of 2022, to enhance liquidity in connection with litigation needs, the Company borrowed $200.0 million under its existing Revolving Credit Facility, which was held as cash as of December 31, 2022. On February 23, 2023 the Company successfully closed on a new senior secured Term Loan B facility in an aggregate principal amount of $500.0 million. The Company plans to use proceeds of this debt, along with available cash, to a) fund the $408.0 million EO litigation settlement in Cook County, Illinois, subject to the satisfaction or waiver by the Company of the various conditions for the settlement, b) pay down existing borrowings under the Company’s revolving credit facility, c) further enhance liquidity, and d) for other general corporate purposes.
For the year ended December 31, 2022, we paid $75.8 million of cash for interest on long-term debt compared to $58.8 million for the year ended December 31, 2021. This $17.0 million increase stemmed from the steady rise in the LIBOR benchmark interest rate during the year ended December 31, 2022 combined with the $200.0 million borrowing on the Revolving Credit Facility.
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
 Amortization of Intangible Assets
Amortization of intangible assets primarily consists of expense associated with customer relationship intangibles, the majority of which relate to the fair values attributed to these assets upon the recapitalization of the Company in connection with the acquisition by the Sponsors in 2015. These customer relationship intangibles were initially assigned a weighted average useful life of ten years and have a remaining useful life of approximately three years. These customer relationship intangible assets account for $48.9 million of our current annual amortization expense and are expected to be fully amortized in 2025. Amortization expense fluctuates when we have an acquisition, disposition, impairment charge, or as their useful lives expire. We expect intangible assets related to future acquisitions and the associated amortization expense to increase over time as we execute on our strategy to pursue acquisition targets that are complementary to our businesses.
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
Illinois EO litigation settlement
On January 9, 2023, the Company reached agreements to settle more than 870 pending and threatened EO claims against the Defendant Subsidiaries in the Circuit Court of Cook County, Illinois, and US District Court for the Northern District of Illinois. Under the terms of the agreements, the Company will pay $408.0 million to settle the claims, subject to substantially all of the plaintiffs providing opt-in consents to their individual settlement allocations and dismissing their claims with prejudice.
Impairment of investment in unconsolidated affiliate
During the year ended December 31, 2022, we recorded an impairment charge of $9.6 million related to a joint venture investment, which was acquired as part of the 2020 acquisition of Iotron Industries Canada, Inc. (“Iotron”). Due to a shift in business strategy, the joint venture will not proceed, and our joint venture partner will continue to rely on our other existing operating facilities. Based on these facts and circumstances, we concluded that the investment was impaired.
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
Net Income (Loss) Attributable to Noncontrolling Interests
We conduct our operations through our subsidiaries. As of December 31, 2022, our consolidated subsidiaries were wholly owned by us. In the second quarter of 2021, we purchased the outstanding noncontrolling interests of 15% and 33% in our two

China subsidiaries. Prior to our acquisition of these noncontrolling interests, we consolidated the results of operations of these subsidiaries with our results of operations and reflected the noncontrolling interests on our Consolidated Statements of Operations and Comprehensive Income (Loss) as net income (loss) attributable to noncontrolling interests.
On March 11, 2021, we purchased the 15% noncontrolling interest that remained from the August 2018 acquisition of Gibraltar Laboratories, Inc. (now known as Nelson Laboratories Fairfield, Inc.) (“Nelson Labs Fairfield”). As the purchase of this noncontrolling interest was mandatorily redeemable, no earnings were allocated to this noncontrolling interest.
In July 2020, we acquired a 60% equity ownership interest in a joint venture to construct an E-beam facility in Alberta, Canada in connection with our acquisition of Iotron. Refer to Note 4, “Acquisitions” of our consolidated financial statements for additional information. We have determined this to be an investment in a variable interest entity (“VIE”). The investment is not consolidated as the Company has concluded that we are not the primary beneficiary of the VIE. The Company accounts for the joint venture using the equity method. The investment is reflected within “Investment in unconsolidated affiliate” on the Consolidated Balance Sheets within our consolidated financial statements. During the year ended December 31, 2022, we recorded an impairment charge of $9.6 million related to this joint venture investment as described in “Consolidated Results of Operations” below.
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
Segment Income
Segment income is the primary earnings measure we use to evaluate the performance of our reportable segments, as disclosed in Note 22, “Segment and Geographic Information” to our consolidated financial statements. Costs associated with support functions that are not directly associated with one of the three reportable segments, such as corporate operating expenses for executive management, accounting, information technology, legal, human resources, treasury, investor relations, corporate development, tax, purchasing, and marketing, are allocated to the segments based on net revenue. Corporate operating expenses that are directly incurred by a segment are reflected in each segment’s income. Segment income excludes certain items which are included in “Income (loss) before taxes” as determined in our Consolidated Statements of Operations and Comprehensive Income (Loss).

CONSOLIDATED RESULTS OF OPERATIONS
The following section summarizes the consolidated results of operations for the years ended December 31, 2022 and 2021. The discussion of the consolidated results of operation for the years ended December 31, 2021 and 2020 are presented within our Annual Report on Form 10-K for the year ended December 31, 2021 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
Year Ended December 31, 2022 as compared to Year Ended December 31, 2021
The following table sets forth the components of our results of operations for the years ended December 31, 2022 and 2021.

(thousands of U.S. dollars)	2022	2021	$ Change	% Change

Total net revenues	$1,003,687	$931,478	$72,209	7.8%
Total cost of revenues	446,683	412,806	33,877	8.2%
Total operating expenses	308,654	261,939	46,715	17.8%
Operating income	248,350	256,733	(8,383)	(3.3)%
Net income (loss)	(233,570)	117,121	(350,691)	(299.4%)
Adjusted Net Income(1)	270,219	245,782	24,437	9.9%
Adjusted EBITDA(1)	506,249	481,229	25,020	5.2%
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

Total Net Revenues
The following table compares our revenues by type for the year ended December 31, 2022 to the year ended December 31, 2021. Results from the BioScience Labs and RCA acquisitions are included in the Nelson Labs segment for the post-acquisition periods beginning March 8, 2021 and November 4, 2021, respectively.

(thousands of U.S. dollars) Net revenues for the year ended December 31,	2022	2021	$ Change	% Change

Service	$864,828	$805,501	$59,327	7.4%
Product	138,859	125,977	12,882	10.2%
Total net revenues	$1,003,687	$931,478	$72,209	7.8%
Net revenues were $1,003.7 million in the year ended December 31, 2022, an increase of $72.2 million, or 7.8%, as compared with the prior year. Net revenues in the year ended December 31, 2022 increased approximately 10.2% compared with the same period in 2021 on a constant currency basis.
Service revenues
Service revenues increased $59.3 million, or 7.4%, to $864.8 million in 2022 as compared to $805.5 million in 2021. The increase in net service revenues was driven by volume growth of $35.6 million in the Sterigenics segment and $12.1 million from the incremental contribution of Nelson Labs’ recent acquisitions. In addition, service revenue growth stemmed from favorable pricing of $33.0 million and $11.7 million in the Sterigenics and Nelson Labs segments, respectively. Partially offsetting these factors was a $19.8 million unfavorable impact from changes in foreign currency exchange rates across all segments and an overall decline of $11.3 million in revenue related to personal protective equipment testing in the Nelson Labs segment.

Product revenues
Product revenues increased $12.9 million, or 10.2%, to $138.9 million in the year ended December 31, 2022 as compared to $126.0 million in the year ended December 31, 2021. The increase in product revenues was attributable to higher sales volumes of $5.6 million, largely driven by shipments of industrial use Co-60 in our Nordion segment, and the contribution of favorable pricing of $10.7 million. Partially offsetting these increases was an unfavorable change in foreign currency exchange rates of $3.4 million.
Total Cost of Revenues
The following table compares our cost of revenues by type for the year ended December 31, 2022 to the year ended December 31, 2021. Results from the BioScience Labs and RCA acquisitions are included in the Nelson Labs segment for the post-acquisition periods beginning March 8, 2021 and November 4, 2021, respectively.

(thousands of U.S. dollars) Cost of revenues for the year ended December 31,	2022	2021	$ Change	% Change

Service	$390,860	$357,205	$33,655	9.4%
Product	55,823	55,601	222	0.4%
Total cost of revenues	$446,683	$412,806	$33,877	8.2%
Total cost of revenues accounted for approximately 44.5% and 44.3% of our consolidated net revenues for the year ended December 31, 2022 and 2021, respectively.
Cost of service revenues
Cost of service revenues increased $33.7 million for the year ended December 31, 2022 as compared to the prior year. The growth in cost of service revenues was largely driven by increased labor costs of $17.6 million resulting from both the addition of new personnel to support volume growth and higher compensation costs in response to inflationary pressures. Our Nelson Labs’ recent acquisitions accounted for $8.9 million of the increase in cost of service revenues. In addition, higher energy and direct material costs of $8.1 million, due mainly to the impacts of inflation, coupled with a $5.5 million increase in depreciation and other miscellaneous direct costs contributed to the increase in cost of revenues. Partially offsetting these factors was a $10.1 million favorable impact from changes in foreign currency exchange rates.
 Cost of product revenues
Cost of product revenues increased $0.2 million, or 0.4%, for the year ended December 31, 2022 as compared to the prior year. The increase was primarily driven by a $4.0 million increase in Co-60 supply costs and a $2.1 million increase in cost of revenues related to gamma irradiation systems, due to a combination of higher sales volumes and an unfavorable supplier mix. Partially offsetting this increase was a favorable impact from foreign currency exchange rates of $5.9 million.
Operating Expenses
The following table compares our operating expenses for the year ended December 31, 2022 to the year ended December 31, 2021:

(thousands of U.S. dollars) Operating expenses for the Year Ended December 31,	2022	2021	$ Change	% Change

Selling, general and administrative expenses	$245,714	$198,158	$47,556	24.0%
Amortization of intangible assets	62,940	63,781	(841)	(1.3)%
Total operating expenses	$308,654	$261,939	$46,715	17.8%
Operating expenses accounted for approximately 30.8% and 28.1% of our consolidated net revenues for the year ended December 31, 2022 and 2021, respectively.

SG&A
SG&A increased $47.6 million, or 24.0%, for the year ended December 31, 2022 as compared to the prior year. The increase was driven primarily by the following:
•a $27.0 million increase in litigation and other professional services expenses associated with EO sterilization facilities;
•a $7.3 million increase in selling and administrative personnel costs in support of company-wide growth and business enhancement efforts;
•a $7.3 million increase in share-based compensation expense attributable to awards granted under the 2020 Omnibus Incentive Plan; and
•a $3.4 million favorable settlement related to an insurance claim for Nordion in year ended December 31, 2021 that did not recur in the year ended December 31, 2022.
  Amortization of intangible assets
Amortization of intangible assets was $62.9 million for the year ended December 31, 2022, a decrease of $0.8 million or 1.3% compared to the year ended December 31, 2021. The change was due mainly to a reduction in amortization expense related to certain intangible assets that were fully amortized by December 31, 2021 combined with changes in foreign currency exchange rates, partially offset by additional amortization expense for intangible assets acquired in connection with the RCA acquisition.
Interest Expense, Net
Interest expense, net increased $6.0 million, or 8.0%, for the year ended December 31, 2022 as compared to the prior year. The increase stemmed from the steady rise in the LIBOR benchmark interest rate during the year ended December 31, 2022 coupled with a $200.0 million draw on the Revolving Credit Facility in the fourth quarter of 2022, which in combination resulted in $18.2 million of additional interest expense. Partially offsetting this increase was a $12.2 million reduction to interest expense attributable to the favorable change in the fair value of interest rate caps not designated as hedging instruments and the related periodic settlement payments. The weighted average interest rate on our outstanding debt was 7.16% and 3.25% at December 31, 2022 and 2021, respectively.
Illinois EO litigation settlement
On January 9, 2023, the Company reached agreements to settle more than 870 pending and threatened EO claims against the Defendant Subsidiaries in the Circuit Court of Cook County, Illinois, and US District Court for the Northern District of Illinois. Under the binding Term Sheets, the Company will pay $408.0 million to settle the claims, subject to substantially all of the plaintiffs providing opt-in consents to their individual settlement allocations and dismissing their claims with prejudice. As this event provides additional evidence of conditions that existed as of December 31, 2022, we recorded a $408.0 million charge to expense on December 31, 2022.
Impairment of investment in unconsolidated affiliate
During the year ended December 31, 2022, we recorded an impairment charge of $9.6 million related to a joint venture investment, which was acquired as part of the 2020 Iotron acquisition. Due to a shift in business strategy, the joint venture will not proceed, and our joint venture partner will continue to rely on our other existing operating facilities. Based on these facts and circumstances, we concluded that the investment was impaired as of June 30, 2022.
Foreign Exchange Loss (Gain)
Foreign exchange loss was $0.1 million for the year ended December 31, 2022 as compared to $1.3 million in the prior year. Beginning in the fourth quarter of 2020, we entered into monthly U.S. dollar-denominated foreign currency forward contracts to manage this foreign currency exchange rate risk. The foreign currency forward contracts expire and renew on a monthly basis. As a result, the majority of our foreign exchange loss recorded in the years ended December 31, 2022 and 2021 related to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities.

Other Income, Net
Other income, net was $6.4 million for the year ended December 31, 2022, a decrease of $8.8 million as compared to the prior year. The fluctuation was primarily driven by two significant events in the year ended December 31, 2021 that did not recur in the year ended December 31, 2022:
•a $5.1 million non-cash gain arising from derecognition of an asset retirement obligation (“ARO”) liability no longer attributable to Nordion pursuant to the terms of the sale of the Medical Isotopes business in 2018; and
•a $1.2 million gain on our purchase of the 15% mandatorily redeemable noncontrolling interest of Nelson Labs Fairfield.
Additionally, $2.5 million of the decline in other income was the result of unfavorable changes in the fair value of embedded derivatives in Nordion’s purchase contracts.
Provision (Benefit) for Income Taxes
Benefit for income taxes was $9.5 million for the year ended December 31, 2022 as compared to a provision of $58.6 million in the prior year. The change was attributable to a pre-tax loss of $243.1 million (driven by the $408.0 million Illinois EO litigation settlement accrual) in the year ended December 31, 2022 compared to pretax income of $175.7 million for the year ended December 31, 2021.
Provision for income taxes for the year ended December 31, 2022 differed from the statutory rate of 21% primarily due to an increase in the partial valuation allowance against our excess interest expense carryforward balance, $8.0 million of state tax attributes, the impact of the foreign rate differential, partially offset by state taxes (net of federal benefit). The provision for income taxes for the year ended December 31, 2021 differed from the statutory rate of 21% primarily due to an increase in the partial valuation allowance against our excess interest expense carryforward balance, the addition of valuation allowances against certain foreign net operating loss carryforward balances, the impact of the foreign rate differential, and tax on GILTI.
Net Income (Loss), Adjusted Net Income and Adjusted EBITDA
Net loss for the year ended December 31, 2022 was $233.6 million, as compared to net income of $117.1 million for the year ended December 31, 2021 largely driven by the Illinois EO litigation settlement reserve. Adjusted Net Income was $270.2 million for the year ended December 31, 2022, as compared to $245.8 million for the year ended December 31, 2021, due to the factors described above. Adjusted EBITDA was $506.2 million for the year ended December 31, 2022, as compared to $481.2 million for the year ended December 31, 2021, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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
We use Adjusted Net Income and Adjusted EBITDA, non-GAAP financial measures, as the principal measures of our operating performance. Management believes Adjusted Net Income and Adjusted EBITDA are useful because they allow management to more effectively evaluate our operating performance and compare the results of our operations from period to period without the impact of certain non-cash items and non-routine items that we do not expect to continue at the same level in the future and other items that are not core to our operations. We believe that these measures are useful to our investors because they provide a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. In addition, we believe Adjusted Net Income and Adjusted EBITDA will assist investors in making comparisons to our historical operating results and analyzing the underlying performance of our operations for the periods presented. Our management also uses Adjusted Net Income and Adjusted EBITDA in their financial analysis and operational decision-making and Adjusted EBITDA serves as the basis for the metric we utilize to determine attainment of our primary annual incentive program.

Adjusted Net Income and Adjusted EBITDA may be calculated differently from, and therefore may not be comparable to, a similarly titled measure used by other companies.
Adjusted Net Income and Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted Net Income and Adjusted EBITDA rather than net income (loss), the nearest GAAP equivalent. For example, Adjusted Net Income and Adjusted EBITDA primarily exclude:
•certain recurring non-cash charges such as depreciation of fixed assets, although these assets may have to be replaced in the future, as well as amortization of acquired intangible assets and asset retirement obligations;
•costs of acquiring and integrating businesses, which will continue to be a part of our growth strategy;
•non-cash gains or losses from fluctuations in foreign currency exchange rates, and the mark-to-fair value of derivatives not designated as hedging instruments, which includes embedded derivatives relating to certain customer and supply contracts at Nordion;
•impairment charges on long-lived assets, intangible assets and investments accounted for under the equity method;
•loss on extinguishment of debt incurred in connection with refinancing or early extinguishment of long-term debt;
•expenses and charges related to the litigation, settlement agreements, and other activities associated with our ethylene oxide sterilization facilities, including those in Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico, even though that litigation remains ongoing;
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
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Net income (loss)	$(233,570)	$117,121
Amortization of intangibles	81,554	86,742
Share-based compensation(a)	21,211	13,870
Loss (gain) on foreign currency and derivatives not designated as hedging instruments, net(b)	3,150	(58)
Acquisition and divestiture related charges, net(c)	1,398	(6,018)
Business optimization project expenses(d)	2,226	948
Plant closure expenses(e)	4,730	2,327
Impairment of investment in unconsolidated affiliate(f)	9,613	—
Loss on extinguishment of debt(g)	—	20,681
Professional services relating to EO sterilization facilities(h)	72,639	45,656
Illinois EO litigation settlement(i)	408,000	—
Accretion of asset retirement obligations(j)	2,194	2,252
COVID-19 expenses(k)	155	761
Income tax benefit associated with pre-tax adjustments(l)	(103,081)	(38,500)
Adjusted Net Income	270,219	245,782
Interest expense, net(m)	78,490	74,192
Depreciation(n)	64,000	64,160
Income tax provision applicable to Adjusted Net Income(o)	93,540	97,095
Adjusted EBITDA(p)	$506,249	$481,229

(a)Represents non-cash share-based compensation expense. See Note 16, “Share-Based Compensation” for further information.
(b)Represents the effects of (i) fluctuations in foreign currency exchange rates, (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion, and (iii) unrealized gains and losses on interest rate caps not designated as hedging instruments.
(c)Represents (i) certain direct and incremental costs related to the acquisitions of RCA, the noncontrolling interests in our China subsidiaries, BioScience Labs in 2021, and the first quarter 2021 gain on the mandatorily redeemable noncontrolling interest in Nelson Labs Fairfield (as described in Note 4, “Acquisitions”), and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, (iv) a $3.4 million gain recognized in the third quarter of 2021 related to the settlement of an insurance claim for Nordion that existed at the time of our acquisition of the business in 2014, and (v) a $5.1 million non-cash gain recognized in the fourth quarter of 2021 arising from the derecognition of an ARO liability no longer attributable to Nordion pursuant to the terms of the sale of the Medical Isotopes business in 2018.
(d)Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of recent acquisitions, operating structure realignment and other process enhancement projects.
(e)Represents decommissioning costs, professional fees, severance and other payroll costs, and other costs including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility.
(f)Represents an impairment charge on our equity method investment in a joint venture. Refer to Note 1, “Significant Accounting Policies” for further information.
(g)Represents expenses incurred in connection with the repricing of our Term Loan in January 2021 and full redemption of the First Lien Notes in August 2021, including a prepayment premium and accelerated amortization of prior debt issuance and discount costs.
(h)Represents litigation and other professional fees associated with our EO sterilization facilities. See Note 20 “Commitments and Contingencies”.
(i)Represents the cost to settle 870+ pending and threatened EO claims against the Defendant Subsidiaries in Illinois under settlement term sheets entered into on January 9, 2023, subject to substantially all of the plaintiffs providing opt-in consents to their individual settlement allocations and dismissing their claims with prejudice. See Note 20 “Commitments and Contingencies”.
(j)Represents non-cash accretion of asset retirement obligations related to gamma and EO processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities (without regard for whether the decommissioning services would be performed by employees of Nordion, instead of by a third party) and are accreted over the life of the asset.
(k)Represents non-recurring costs associated with the COVID-19 pandemic, including incremental costs to implement workplace health and safety measures.
(l)Represents the income tax impact of adjustments calculated based on the tax rate applicable to each item. We eliminate the effect of tax rate changes as applied to tax assets and liabilities, and unusual items from our presentation of adjusted net income.
(m)The year ended December 31, 2022 excludes a $1.7 million net decrease in the fair value of interest rate derivatives not designated as hedging instruments recorded to interest expense.
(n)Includes depreciation of Co-60 held at gamma irradiation sites.
(o)Represents the difference between income tax expense or benefit as determined under U.S. GAAP and the income tax benefit associated with pre-tax adjustments described in footnote (l).
(p)$83.6 million and $85.3 million of the adjustments for the year ended December 31, 2022 and 2021 , respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.
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

Segment Results for the Years Ended December 31, 2022 and 2021
The following section summarizes the segment results for the years ended December 31, 2022 and 2021. The discussion of the segment results for the years ended December 31, 2021 and 2020 are presented within our Annual Report on Form 10-K for the year ended December 31, 2021 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results for the years ended December 31, 2021 and 2020.”
The following tables compare segment net revenue and segment income for the year ended December 31, 2022 to the year ended December 31, 2021:

	Year Ended December 31,
(in thousands)	2022	2021	$ Change	% Change

Net Revenues
Sterigenics	$626,646	$571,829	$54,817	9.6%
Nordion	153,639	140,507	13,132	9.3%
Nelson Labs	223,402	219,142	4,260	1.9%

Segment Income
Sterigenics	$339,144	$310,470	$28,674	9.2%
Nordion	89,477	82,673	6,804	8.2%
Nelson Labs	77,628	88,086	(10,458)	(11.9%)

Segment Income Margin
Sterigenics	54.1%	54.3%
Nordion	58.2%	58.8%
Nelson Labs	34.7%	40.2%
Net Revenues
Sterigenics net revenues were $626.6 million for the year ended December 31, 2022, an increase of $54.8 million, or 9.6%, as compared to the prior year. The increase reflects organic volume growth of 6.2%, a favorable impact from pricing of 5.8%, partially offset by unfavorable impacts from changes in foreign currency exchange rates of 2.4%.
Nordion net revenues were $153.6 million for the year ended December 31, 2022, an increase of $13.1 million, or 9.3%, as compared to the prior year. The increase was driven by favorable pricing of 7.7% and higher volume of 4.4%, partially offset by a 2.8% impact from the strengthening of the US dollar compared to the Canadian dollar during 2022.
Nelson Labs net revenues were $223.4 million for the year ended December 31, 2022, an increase of $4.3 million, or 1.9%, as compared to the prior year. The net revenue increase was driven primarily by 5.5% of revenue growth from the 2021 acquisitions and positive impacts from pricing of 5.4%. Partially offsetting these growth factors was a 5.2% decline in revenue related to the testing of personal protective equipment and a 2.5% unfavorable impact from changes in foreign currency exchange rates.
Segment Income
Sterigenics segment income was $339.1 million for the year ended December 31, 2022, an increase of $28.7 million, or 9.2%, as compared to the prior year. The increase in segment income was primarily a result of volume growth and favorable pricing, as referenced above. The slight decline in segment income margin as compared to the prior year was due to timing of pricing actions versus realized inflation.
 Nordion segment income was $89.5 million for the year ended December 31, 2022, an increase of $6.8 million, or 8.2%, as compared to the prior year. The increase in segment income was due to the favorable impacts of customer pricing and volume growth, as referenced above. The decrease in segment income margin was due to unfavorable mix partially offset by favorable pricing.

Nelson Labs segment income was $77.6 million for the year ended December 31, 2022, a decrease of $10.5 million, or 11.9%, as compared to the prior year. The decrease in segment income was primarily driven by unfavorable revenue mix driven by a reduction in pandemic-related testing, increased staffing in anticipation of incremental volume, and inflationary pressures, partially offset by favorable pricing as mentioned above. The 5.5% decrease in segment income margin is a result of the aforementioned factors coupled with dilution resulting from the margin profile of recent acquisitions.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of December 31, 2022, we had $396.3 million of cash and cash equivalents. This is an increase of $289.4 million from the balance at December 31, 2021. Our foreign subsidiaries held cash of approximately $158.3 million at December 31, 2022 and $87.9 million at December 31, 2021, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
On February 23, 2023 the Company successfully closed on a new senior secured Term Loan B facility in an aggregate principal amount of $500.0 million. The Company plans to use proceeds of this debt, along with available cash, to a) fund a previously announced $408.0 million EO litigation settlement in Cook County, Illinois, subject to the satisfaction or waiver by the Company of the various conditions for the settlement, b) pay down existing borrowings under the Company’s revolving credit facility, c) further enhance liquidity, and d) for general corporate purposes. Refer to “Debt Facilities” below within this Item, Note 10, “Long-Term Debt”, and Item 1A, “Risk Factors” - “Risks Related to Our Indebtedness and Liquidity.” for additional information.
Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements, inclusive of debt service on our long-term debt, and capital expenditures including investments in fixed assets to build and/or expand existing facilities. As of December 31, 2022, there was $200.0 million outstanding borrowings on the Revolving Credit Facility. Our ability to meet future working capital, capital expenditure and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of December 31, 2022, our interest rate caps limit our cash flow exposure related to LIBOR (or its successor) for the majority of the principal amount outstanding on our variable rate borrowings under the Term Loan. Refer to Note 21, “Financial Instruments and Financial Risk” under the heading “Derivative Instruments” for additional information regarding the interest rate caps used to manage economic risks associated with our variable rate borrowings. Refer to Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" for additional information about changes in interest rate risk.
In addition to our operations, our primary long-term liquidity requirements include servicing our debt, investing in capital expenditures, funding suitable business acquisitions, and making expenditures for other general corporate purposes. Our significant categories of contractual cash obligations required to operate our business that extend beyond December 31, 2022 are described in “Contractual Obligations and Commercial Commitments” below.
Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new facilities and enhancements in controls and other critical aspects of our existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, Co-60 development projects and information technology enhancements. During the year ended December 31, 2022, our capital expenditures amounted to $182.4 million, compared to $102.2 million in the year ended December 31, 2021. This amount includes approximately $31.6 million related to environmental facility enhancements.
In 2023, we expect to continue to invest in facility expansions, ongoing routine maintenance for existing facilities, and acquisition of Co-60 for use by our Sterigenics segment in its gamma irradiation facilities. In addition, we expect to invest in special projects related to development of new Co-60 supply sources and facility enhancements at our EO sterilization facilities. We currently expect our capital expenditures to be higher in 2023 than in recent years and remain elevated over the next several years as we execute on those special projects in addition to our normal growth and maintenance related investments. For 2023, considering our typical growth and maintenance projects, along with the special projects, we expect capital expenditures to be in the range of approximately $185.0 million to $215.0 million, of which approximately $33.2 million and $31.6 million relate to environmental facility enhancements and cobalt development projects, respectively. We expect similar investments in environmental facility enhancements and cobalt development projects in subsequent years.
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “2019 Credit Agreement”). The Revolving Credit Facility and Term Loan mature on June 13, 2026, and December 13, 2026, respectively. The total borrowing capacity under the Revolving Credit Facility is $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of December 31, 2022 and 2021, total borrowings under the Term Loan were $1,763.1 million and $1,763.1 million, respectively, As of December 31, 2022 and 2021 total borrowings outstanding on the Revolving Credit Facility were $200.0 million and $0, respectively. The weighted average interest rate on borrowings under the Term Loan for the year ended December 31, 2022 and 2021 was 4.63% and 3.44%, respectively.
On February 23, 2023, we entered into the First Lien Credit Agreement (the “2023 Credit Agreement”), which provides for, among other things, a new Term Loan B facility in an aggregate principal amount of $500.0 million and bears interest, at the Company’s option, at a per annum rate equal to either (x) the Term SOFR Rate (as defined in the 2023 Credit Agreement) plus an applicable margin of 3.75% or (y) an alternative base rate (“ABR”) plus an applicable margin of 2.75%. The 2023 Credit Agreement is secured on a first priority basis on substantially all of our assets and is guaranteed by certain of our subsidiaries. It is prepayable without penalty at any time six months after the closing date. The principal balance shall be paid at 1% of the total, or $5.0 million per year, with the balance due at the end of 2026.
On January 20, 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over the London Interbank Offered Rate (“LIBOR”) on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The change resulted in an effective reduction in current interest rates of 225 basis points. In connection with this amendment, we wrote off $11.3 million of unamortized debt issuance and discount costs and incurred an additional $2.9 million of expense related to debt issuance costs attributable to the refinancing. These costs were recorded to “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss). Subsequent to the IPO, the remaining principal balance matures on December 13, 2026.
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
On March 26, 2021, we amended the Revolving Credit Facility, to (i) decrease the Applicable Rate (as defined in the 2019 Credit Agreement) related to any Revolving Loans (as defined in the 2019 Credit Agreement) from a rate per annum that ranged from an alternative base rate (“ABR”) plus 2.50% to ABR plus 3.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio to ABR plus 1.75%; and in the case of Eurodollar Loans (as defined in the 2019 Credit Agreement) from a rate per annum which ranged from the Adjusted LIBOR plus 3.50% to the Adjusted LIBOR plus 4.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio (as defined in the 2019 Credit Agreement), to the Adjusted LIBOR (as defined in the 2019 Credit Agreement) plus 2.75%, and (ii) extend the maturity date of the Revolving Facility from December 13, 2024 to June 13, 2026. The other material terms of the 2019 Credit Agreement are unchanged and the amendment does not change the capacity of our Revolving Credit Facility. No unamortized debt issuance costs associated with the Revolving Credit Facility were written off and direct fees and costs incurred in connection with the amendment were immaterial.

The Senior Secured Credit Facilities contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including upon a change of control. An event of default under the Senior Secured Credit Facilities would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of $100.0 million, which judgment or judgments are not stayed or remain undischarged for a period of sixty consecutive days or if, in order to enforce such a judgment, a judgment creditor attached or levied upon assets that are material to the business and operations, taken as a whole, of the Company and certain of its subsidiaries. As of December 31, 2022, we were in compliance with all the Senior Secured Credit Facilities covenants.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of December 31, 2022, the Company had $66.0 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $81.5 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with the Term Loan due to changes in LIBOR (or its successor). For additional information on the derivative instruments described above, refer to Note 21, “Financial Instruments and Financial Risk, Derivatives Instruments.”
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
 Cash Flow Information
The following section summarizes cash flow information for the years ended December 31, 2022 and 2021. Cash flow information for the years ended December 31, 2021 and 2020 are presented within our Annual Report on Form 10-K for the year ended December 31, 2021 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

(thousands of U.S. dollars)	2022	2021

Net Cash Provided by (Used in):
Operating activities	$277,961	$281,545
Investing activities	(181,896)	(159,833)
Financing activities	197,761	(117,286)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,456)	44
Net increase in cash and cash equivalents, including restricted cash, during the period	$289,370	$4,470

Operating activities
Cash flows provided by operating activities decreased $3.6 million to net cash provided of $278.0 million in the year ended December 31, 2022 compared to $281.5 million for the prior year. The decrease in cash flows from operating activities in 2022 compared to the prior year was largely driven by a decrease in operating income of $8.4 million.
Investing activities
Cash used in investing activities increased $22.1 million to net cash used of $181.9 million in the year ended December 31, 2022 compared to $159.8 million for the prior year. Capital expenditures increased $80.2 million in the year ended December 31, 2022 compared to the prior year. The year ended December 31, 2021 included cash paid for acquisitions of $57.0 million which did not recur in 2022. In the year ended December 31, 2021, we acquired BioScience Labs for a net purchase price of approximately $13.5 million, completed the acquisition of the remaining 15% ownership of Nelson Labs Fairfield for $12.4 million, and acquired RCA for approximately $31.0 million.
Financing activities
For the year ended December 31, 2022, net cash provided by financing activities was $197.8 million compared to net cash used of $117.3 million for the year ended December 31, 2021. For the year ended December 31, 2022 the primary source of cash was a $200.0 million borrowing on the Revolving Credit Facility. For the year ended December 31, 2021 the principal uses of cash in financing activities were $100.0 million for the full redemption of the First Lien Notes, $8.4 million for the acquisition of the noncontrolling interests in our China subsidiaries and $6.8 million of debt issuance costs and prepayment premium incurred in connection with our refinancing of the Senior Secured Credit Facilities and the early redemption of the First Lien Notes.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table describes our significant contractual cash obligations as of December 31, 2022:

	Payments due by period
(thousands of U.S. dollars)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term debt (a)	$2,437,734	$120,156	$256,381	$2,061,197	$—
Lease obligations:
Finance (b)	87,045	4,850	15,656	8,986	57,553
Operating (c)	34,402	9,065	10,636	7,195	7,506
Supply and service obligations (d)	1,586,689	83,812	59,988	103,191	1,339,698
Direct material costs (e)	107,152	13,483	25,492	26,360	41,817
Illinois EO litigation settlement(f)	408,000	408,000	—	—	—
Total	$4,661,022	$639,366	$368,153	$2,206,929	$1,446,574
(a)Represents principal and interest payments on the Senior Secured Credit Facilities. We have calculated the interest payments on the Senior Secured Credit Facilities using an assumed range of 2.71% to 5.00% based on anticipated forward movements in LIBOR (and SOFR after July 31, 2023). In addition, interest payments include the impact of existing interest rate caps described in Note 21, “Financial Instruments and Financial Risk” in the notes to consolidated financial statements.
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
(f)Represents the cost to settle 870+ pending and threatened EO claims against the Defendant Subsidiaries in Illinois under settlement term sheets entered into on January 9, 2023, subject to substantially all of the plaintiffs providing opt-in consents to their individual settlement allocations and dismissing their claims with prejudice. See Note 20 “Commitments and Contingencies”.
At December 31, 2022 and 2021, we had $101.5 million and $144.7 million, respectively, of standby letters of credit, surety bonds and other bank guarantees outstanding, primarily in favor of local and state licensing authorities for future decommissioning costs, and to support the unfunded portion of our pension obligation. We are obligated to provide financial assurance to local and state licensing authorities for possible future decommissioning costs associated with the various facilities that hold Co-60. At December 31, 2022 and 2021, $54.1 million and $50.5 million, respectively, of the standby letters of credit and surety bonds referenced above were outstanding in favor of the various local and state licensing authorities in the event we defaulted on our decommissioning obligation.
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
At December 31, 2021, goodwill and intangible assets totaled $1,593.0 million, or 51.1% of our total assets. We consider the impairment analysis of these assets critical due to their quantitative significance to the Company and our segments.
Goodwill is assigned to our segments at December 31, 2022 as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2022	$657,458	$270,966	$173,344	$1,101,768
We performed a quantitative assessment of all reporting units (Sterigenics, Nordion and Nelson Labs) as of October 1, 2022. The fair value of each reporting unit was calculated using a discounted cash flow analysis which was dependent on subjective market participant assumptions determined by management. Assumptions used in the analyses included discount rates, revenue growth rates and projected operating cash flows. Estimates of future cash flows are based upon relevant data at a point-in-time, are subject to change, and could vary from actual results. Cash flows are based on recent historical results and are consistent with the Company’s near-term financial forecasts and long-term strategic plans. The estimated fair value of Sterigenics, Nordion and Nelson Labs each exceeded its carrying amount (including goodwill) by an adequate margin to support a positive assertion that goodwill is not impaired as of October 1, 2022. No factors were identified that would result in the potential impairment to the indefinite-lived intangible assets. We performed a qualitative update to our annual goodwill impairment assessment in response to the announcement of the Illinois EO litigation settlement on January 9. The updated assessment resulted in no change to our conclusion. There have been no other significant events or circumstances that occurred since the annual assessment date of October 1 that would change the conclusions reached above. We provide additional information about our goodwill and other indefinite-lived intangible assets in Note 8, “Goodwill and Other Intangible Assets” to our consolidated financial statements.
Income Taxes. We use the liability method of accounting for income taxes whereby we recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Measurements of deferred taxes requires the use of judgment with respect to the realization of tax basis. We periodically review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, expected timing of reversals of existing temporary timing differences and the implementation of tax planning strategies. Deferred tax assets will be reduced by a valuation allowance if, based on management’s estimate, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates used in the recognition of deferred tax assets are subject to revision in future periods based on new facts and circumstances. At December 31, 2022 and 2021 a valuation allowance of $90.2 million and $44.8 million, respectively, was established against excess interest expense on our long-term debt in the United States as well as $8.0 million against state tax attributes. In addition, at December 31, 2022 and 2021, a valuation allowance was established against foreign net operating loss carryforwards for $3.0 million and $3.2 million, respectively. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the effective income tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance, which would increase our effective income tax rate and could result in an adverse impact on our consolidated financial position or results of operations. Changes in our judgment related to the measurement of deferred tax assets and liabilities could materially impact our results of operations.
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
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse effect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations and claims is unpredictable and actual results could be materially different from our estimates. We record gain contingencies when realized, and expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to Note 20 “Commitments and Contingencies” to our consolidated financial statements.
As described in Note 20 “Commitments and Contingencies”, the Company reached agreements to settle more than 870 pending and threatened EO claims against the Defendant Subsidiaries in the Circuit Court of Cook County, Illinois, and US District Court for the Northern District of Illinois on January 9, 2023. Under the binding Term Sheets, the Company will pay $408.0 million to settle the claims, subject to substantially all of the plaintiffs providing opt-in consents to their individual settlement allocations and dismissing their claims with prejudice. Based on our assessment of the facts and circumstances that existed as of December 31, 2022, we concluded that this agreement amount was probable and estimable at December 31, 2022. Accordingly, we recorded a $408.0 million charge to expense for the year ended December 31, 2022.
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
Interest Rate Risk
We are subject to interest rate risk on borrowings that bear interest at floating rates. From time to time, the Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate borrowings.
In May 2022, we entered into two interest rate cap agreements with a combined notional amount of $1,000.0 million for a total option premium of $4.1 million. The interest rate caps have a forward start date of July 31, 2023 and expire on July 31, 2024. We have designated these interest rate caps as cash flow hedges designed to hedge the variability of cash flows attributable to changes in the benchmark interest rate of our Term Loan. Under the current terms of the loan agreement, the benchmark interest rate index is expected to transition from LIBOR to term SOFR at the earlier of June 30, 2023 or the Company’s election to “early opt-in” to SOFR. Accordingly, the interest rate cap agreements hedge the variability of cash flows attributable to changes in SOFR by limiting our cash flow exposure related to the term SOFR under a portion of our variable rate borrowings to 3.5%.
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
In June 2020, we entered into two interest rate cap agreements with notional amounts of $1,000.0 million and $500.0 million, respectively, for a total option premium of $0.3 million. These terminated on August 31, 2021 and February 28, 2022, respectively. The interest rate caps limit our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 1.0%. In February 2021, we amended the two interest rate cap agreements referenced above to reduce the strike rate from 1.0% to 0.5%, and extend the termination date of the $1,000.0 million notional cap to September 30, 2021. We also entered into two additional interest rate cap agreements in February 2021 with a combined notional amount of $1,000.0 million, for a total option premium of $0.4 million. These instruments were effective September 30, 2021, and terminated on December 31, 2022. The amended and new interest rate caps limit our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 0.5%.

Based on our indebtedness outstanding as of February 28, 2023, the interest rate under our Term Loans that was in effect on February 28, 2023, and after applying the effects of interest rate caps referenced above, a 1.0% increase in the interest rate under our outstanding debt obligations as of February 28, 2023, would increase interest expense by approximately $12.6 million per year.
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
Beginning in the fourth quarter of 2020, the Company began entering into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries. The foreign currency forward contracts expire on a monthly basis. The fair value of the outstanding foreign currency forward contracts was $0.3 million and $0 as of December 31, 2022 and 2021.
Approximately 42.3% of our revenues and 43.2% of our consolidated total assets as of December 31, 2022 are derived from operations outside the United States. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar had appreciated by 10% against the foreign currencies used by our operations in the year ended December 31, 2022, revenues would have been reduced by approximately $42.5 million and gross profit by approximately $22.8 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sotera Health Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sotera Health Company (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Sterigenics Reporting Unit Goodwill
Description of the Matter
As disclosed in Note 8 of the consolidated financial statements, at December 31, 2022, the Company had $1.1 billion of goodwill; of that, $657.5 million related to the Sterigenics reporting unit. As discussed in Note 1 of the consolidated financial statements, management evaluates the carrying amount of goodwill for impairment annually as of October 1, and between annual evaluations when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management performed a quantitative impairment test for its annual evaluation of the Sterigenics reporting unit in 2022. As part of the quantitative impairment test, management estimated the fair value of the reporting unit using the discounted cash flow method, a form of the income approach.

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
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s Sterigenics reporting unit goodwill impairment process whereby management develops assumptions that are used as inputs to the annual goodwill impairment test. This included controls over management's review of the valuation model and the assumptions described above.
To test the estimated fair value of the Sterigenics reporting unit, we performed audit procedures that included, among others, assessing the valuation methodology, testing the assumptions discussed above, and testing the completeness and accuracy of the underlying data used by management in its analysis. We compared the terminal period revenue growth rate used by management to industry data and economic trends, and changes to the Company’s business model, customer base or product mix, as applicable. In addition, we involved our valuation specialists to assist with our evaluation of the methodology applied by management and the reasonableness of certain assumptions selected by management, including the discount rate. Specifically, we evaluated the components of the discount rate assumptions used by management by performing an independent corroborative calculation with the involvement of our valuation specialists. We performed sensitivity analyses of assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.

Ethylene Oxide Tort Litigation
Description of the Matter	As disclosed in Note 20 of the consolidated financial statements, certain subsidiaries of the Company have been subjected to personal injury and related tort lawsuits alleging various injuries caused by low-level environmental exposure to ethylene oxide (EO) emissions from sterilization facilities. Management establishes reserves for specific liabilities in connection with regulatory and legal actions that it determines to be both probable and reasonably estimable. If a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed by the Company.

Auditing the Company's accounting for, and disclosure of, these loss contingencies was especially challenging due to the significant judgment required to evaluate management's assessments of the likelihood of a loss, and its determination of when the amount or range of loss is estimable. These judgments were impacted by uncertainties related to the ultimate outcome of the loss contingencies, the status of the litigation or the appeals processes, and the status of any settlement discussions associated with the loss contingencies.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the identification and evaluation of these matters, including controls relating to management's assessment of the likelihood that a loss will be realized and its ability to reasonably estimate the potential range of possible losses.

To test the Company's assessment of the probability of incurrence of a loss, whether the loss was reasonably estimable, and the conclusion and disclosure regarding any range of possible losses, including when management determines it cannot be reasonably estimated, we performed audit procedures that included, among others, reading the minutes or a summary of the meetings of the committees of the board of directors, reading verdicts, motions, orders, binding term sheets, or summaries as we deemed appropriate, requesting and receiving internal and external legal counsel confirmation letters, meeting with internal legal counsel to discuss the nature of the various matters, and obtaining representations from management. We also assessed the appropriateness of the related disclosures in the consolidated financial statements.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Akron, Ohio
February 28, 2023

Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$395,214	$106,917
Restricted cash short-term	1,080	7
Accounts receivable, net of allowance for uncollectible accounts of $1,871 in 2022 and $1,287 in 2021, respectively	118,482	108,183
Inventories, net	37,145	54,288
Prepaid expenses and other current assets	80,995	71,923
Income taxes receivable	12,094	4,643
Total current assets	645,010	345,961
Property, plant, and equipment, net	774,527	650,797
Operating lease assets	26,481	39,946
Deferred income taxes	4,101	5,885
Investment in unconsolidated affiliate	—	9,405
Post-retirement assets	35,570	5,478
Other assets	38,983	12,866
Other intangible assets, net	491,265	598,844
Goodwill	1,101,768	1,120,320
Total assets	$3,117,705	$2,789,502
Liabilities and equity
Current liabilities:
Accounts payable	$74,139	$72,868
Accrued liabilities	490,130	61,861
Deferred revenue	12,140	8,669
Current portion of long-term debt	197,119	—
Current portion of finance lease obligations	1,722	1,160
Current portion of operating lease obligations	7,554	9,289
Current portion of asset retirement obligations	2,896	619
Income taxes payable	5,867	6,695
Total current liabilities	791,567	161,161
Long-term debt, less current portion	1,747,115	1,743,534
Finance lease obligations, less current portion	56,955	40,877
Operating lease obligations, less current portion	21,577	33,017
Noncurrent asset retirement obligations	42,586	41,833
Deferred lease income	18,902	20,745
Post-retirement obligations	7,910	11,464
Noncurrent liabilities	12,831	16,274
Deferred income taxes	68,024	134,501
Total liabilities	2,767,467	2,203,406
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 and 286,037 shares issued at December 31, 2022 and 2021, respectively	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 shares authorized; no shares issued at December 31, 2022 and 2021	—	—
Treasury stock, at cost (3,616 and 3,052 shares at December 31, 2022 and 2021, respectively)	(29,775)	(33,545)
Additional paid-in capital	1,189,622	1,172,593
Retained deficit	(705,816)	(472,246)
Accumulated other comprehensive loss	(106,653)	(83,566)
Total equity attributable to Sotera Health Company	350,238	586,096
Noncontrolling interests	—	—
Total equity	350,238	586,096
Total liabilities and equity	$3,117,705	$2,789,502
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Service	$864,828	$805,501	$713,520
Product	138,859	125,977	104,638
Total net revenues	1,003,687	931,478	818,158
Cost of revenues:
Service	390,860	357,205	333,359
Product	55,823	55,601	41,227
Total cost of revenues	446,683	412,806	374,586
Gross profit	557,004	518,672	443,572
Operating expenses:
Selling, general and administrative expenses	245,714	198,158	178,525
Amortization of intangible assets	62,940	63,781	59,029
Total operating expenses	308,654	261,939	237,554
Operating income	248,350	256,733	206,018
Interest expense, net	80,144	74,192	215,259
Illinois EO litigation settlement	408,000	—	—
Impairment of investment in unconsolidated affiliate	9,613	—	—
Loss on extinguishment of debt	—	20,681	44,262
Foreign exchange loss (gain)	145	1,345	(5,230)
Other income, net	(6,441)	(15,201)	(9,413)
Income (loss) before income taxes	(243,111)	175,716	(38,860)
Provision (benefit) for income taxes	(9,541)	58,595	(1,369)
Net income (loss)	(233,570)	117,121	(37,491)
Less: Net income attributable to noncontrolling interests	—	239	1,126
Net income (loss) attributable to Sotera Health Company	$(233,570)	$116,882	$(38,617)
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $7,022, $8,924 and $(5,737), respectively)	$20,790	$26,562	$(17,030)
Interest rate derivatives (net of taxes of $7,387, $142 and $(63), respectively)	20,939	404	(179)
Foreign currency translation	(64,816)	(16,395)	17,458
Comprehensive income (loss)	(256,657)	127,692	(37,242)
Less: comprehensive income attributable to noncontrolling interests	—	534	830
Comprehensive income (loss) attributable to Sotera Health Company	$(256,657)	$127,158	$(38,072)
Earnings (Loss) per share:
Basic	$(0.83)	$0.41	$(0.16)
Diluted	(0.83)	0.41	(0.16)
Weighted average number of shares outstanding:
Basic	280,096	279,228	237,696
Diluted	280,096	279,382	237,696
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$(233,570)	$117,121	$(37,491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	64,000	64,160	63,309
Amortization of intangible assets	81,554	86,742	80,254
Impairment of investment in unconsolidated affiliate	9,613	—	—
Loss on extinguishment of debt	—	20,681	44,262
Deferred income taxes	(73,960)	(3,716)	(23,360)
Share-based compensation expense	21,211	13,870	10,987
Accretion of asset retirement obligations	2,194	2,252	1,997
Unrealized foreign exchange (gain) loss	(3,984)	788	(10,596)
Unrealized loss (gain) on derivatives not designated as hedging instruments	2,977	(1,195)	(3,073)
Amortization of debt issuance costs	5,681	6,161	11,624
Other	(6,989)	(12,728)	(5,535)
Changes in operating assets and liabilities:
Accounts receivable	(12,555)	(15,509)	1,942
Inventories	14,441	(20,245)	3,784
Other current assets	(5,816)	(3,552)	(7,770)
Accounts payable	1,107	19,761	(6,022)
Accrued liabilities	20,595	1,596	3,248
Illinois EO litigation settlement	408,000	—	—
Income taxes payable / receivable	(12,332)	10,103	(8,140)
Other liabilities	383	(369)	(657)
Other long-term assets	(4,589)	(4,376)	1,822
Net cash provided by operating activities	277,961	281,545	120,585
Investing activities:
Purchases of property, plant and equipment	(182,378)	(102,162)	(53,507)
Purchase of Iotron Industries Canada, Inc., net of cash acquired	—	—	(105,187)
Purchase of BioScience Laboratories, LLC, net of cash acquired	—	(13,530)	—
Purchase of mandatorily redeemable noncontrolling interest in Nelson Laboratories Fairfield, Inc.	—	(12,425)	—
Purchase of Regulatory Compliance Associates Inc., net of cash acquired	450	(31,015)	—
Other investing activities	32	(701)	—
Net cash used in investing activities	(181,896)	(159,833)	(158,694)
Financing activities:
Proceeds from revolving credit facility and long-term borrowings	200,000	—	150,000
Proceeds from issuance of common stock, net of underwriting discounts and issuance costs	—	—	1,155,961
Repurchase of common shares	—	—	(34,000)
Purchase of noncontrolling interests in China subsidiaries	—	(8,418)	—
Payments of debt issuance costs and prepayment premium	(31)	(6,792)	(19,746)
Payments on revolving credit facility and long-term borrowings	—	(100,000)	(1,177,325)
Shares withheld for employee taxes on equity awards	(393)	(1,434)	—
Other financing activities	(1,815)	(642)	(1,458)
Net cash provided by (used in) financing activities	197,761	(117,286)	73,432
Effect of exchange rate changes on cash and cash equivalents	(4,456)	44	4,106
Net increase (decrease) in cash and cash equivalents, including restricted cash	289,370	4,470	39,429
Cash and cash equivalents, including restricted cash, at beginning of period	106,924	102,454	63,025
Cash and cash equivalents, including restricted cash, at end of period	$396,294	$106,924	$102,454
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$75,849	$58,772	$211,276
Cash paid during the period for income taxes, net of tax refunds received	75,496	52,007	23,988
Purchases of property, plant and equipment included in accounts payable	16,413	14,524	14,288
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at January 1, 2020	232,400	$2,324	$—	$—	$(550,511)	$(94,387)	$1,442	$(641,132)
Issuance of shares	53,590	536	—	1,155,425	—	—	—	1,155,961
Repurchase of shares	(1,568)	—	(34,000)	—	—	—	—	(34,000)
Share-based compensation plans	(1,174)	—	—	10,987	—	—	—	10,987
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(17,030)	—	(17,030)
Foreign currency translation	—	—	—	—	—	17,754	(296)	17,458
Interest rate derivatives, net of tax	—	—	—	—	—	(179)	—	(179)
Net loss	—	—	—	—	(38,617)	—	1,126	(37,491)
Balance at December 31, 2020	283,248	2,860	$(34,000)	1,166,412	(589,128)	(93,842)	2,272	454,574
Acquisition of noncontrolling interests	—	—	—	(5,772)	—	—	(2,806)	(8,578)
Issuance of shares	47	—	—	1,080	—	—	—	1,080
Share-based compensation plans	(310)	—	455	10,873	—	—	—	11,328
Comprehensive income (loss):	—
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	26,562	—	26,562
Foreign currency translation	—	—	—	—	—	(16,690)	295	(16,395)
Interest rate derivatives, net of tax	—	—	—	—	—	404	—	404
Net income	—	—	—	—	116,882	—	239	117,121
Balance at December 31, 2021	282,985	2,860	$(33,545)	1,172,593	(472,246)	$(83,566)	$—	586,096
Share-based compensation plans	(564)	—	3,770	17,029	—	—	—	20,799
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	20,790	—	20,790
Foreign currency translation	—	—	—	—	—	(64,816)	—	(64,816)
Interest rate derivatives, net of tax	—	—	—	—	—	20,939	—	20,939
Net loss	—	—	—	—	(233,570)	—	—	(233,570)
Balance at December 31, 2022	282,421	$2,860	$(29,775)	$1,189,622	$(705,816)	$(106,653)	$—	$350,238
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
In July 2020, we acquired a 60% equity ownership interest in a joint venture to construct an E-beam facility in Alberta, Canada in connection with our acquisition of Iotron Industries Canada, Inc. (“Iotron”). We determined this to be an investment in a variable interest entity (“VIE”). The investment is not consolidated as the Company concluded that we are not the primary beneficiary of the VIE. This investment is accounted for using the equity method. The investment is reflected within “Investment in unconsolidated affiliates” on the Consolidated Balance Sheets. During the year ended December 31, 2022, we identified certain events and circumstances that indicated a decline in value of our investment in this joint venture that was other-than-temporary. Consequently, in the second quarter of 2022, we wrote down the investment in the joint venture to its fair value of $0, resulting in an impairment charge of approximately $9.6 million.
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
Allowance for Uncollectible Accounts Receivable – We maintain an allowance for uncollectible accounts receivable for estimated losses in the collection of amounts owed to us by customers. We estimate the allowance based on analyzing a number of factors, including amounts written off historically, customer payment practices, customer financial information and credit ratings, current market conditions as well as the expected future economic conditions that may impact the collection of accounts receivable. We also analyze significant customer accounts on a regular basis and record a specific allowance when we become aware of a specific customer’s inability to pay. We generally do not charge interest on accounts receivable or require collateral from our customers.

Sotera Health Company
Notes to Consolidated Financial Statements
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
Inventories – Inventories as of December 31, 2022 and 2021 are held at Nordion. Finished goods and work-in-process include the cost of material, labor, and certain manufacturing overhead such as insurance, repairs and maintenance, and property taxes, and are recorded on a weighted average cost basis at the lower of cost or net realizable value. We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record a reserve for excess and obsolete inventory, which was immaterial at December 31, 2022 and 2021, when the facts and circumstances indicate that particular inventories will not be usable. If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write-down inventory values and record an adjustment to cost of revenues.
Property, Plant, and Equipment – Property, plant, and equipment is carried at cost, or initially at fair value if acquired in an acquisition, less accumulated depreciation and amortization. Except for Cobalt 60 (“Co-60”), a radioactive isotope used in gamma radiation sterilization, all property, plant, and equipment depreciation is computed using the straight-line method over estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the term of the related lease, whichever is shorter. Co-60 is amortized using an accelerated method, which relates to the natural radioactive decay of the isotope over its estimated useful life which is approximately twenty years. Amortization of Co-60 is included within depreciation expense as a cost of revenue. Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally one to five years. For software obtained or developed for internal use, all external direct costs for materials and services and certain personnel costs incurred to develop the software during the application development stage are capitalized. At December 31, 2022 and 2021, we had undepreciated software costs of $3.4 million and $2.8 million, respectively, included in property, plant, and equipment, net. We recognized $2.2 million, $2.6 million and $2.4 million, of depreciation expense related to software costs for the years ending December 31, 2022, 2021 and 2020, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Amortization of intangible assets is computed using the asset’s estimated useful lives as presented below:

Land-use rights	41 years
Customer contracts and related relationships	7–20 years
Proprietary technology	7–20 years
Trade name/trademark	5–8 years
Sealed source and supply agreements	7–20 years
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
We performed a quantitative assessment of all reporting units (Sterigenics, Nordion and Nelson Labs) as of October 1, 2022. The fair value of each reporting unit was calculated using a discounted cash flow analysis which was dependent on subjective market participant assumptions determined by management. We further corroborated such discounted cash flow analyses utilizing a market approach to determine the estimated enterprise fair value. Assumptions used in the analyses included discount rates, revenue growth rates and projected operating cash flows. Estimates of future cash flows are based upon relevant data at a point-in-time, are subject to change, and could vary from actual results. The estimated fair value of each reporting unit exceeded its carrying amount by a sufficient margin to support a positive assertion that goodwill is not impaired. We performed a qualitative impairment assessment to evaluate any potential impairment to the indefinite-lived intangible assets. We considered significant events and circumstances that could affect the significant inputs used to determine the estimated fair value of the indefinite-lived intangible assets, and determined, after considering the totality of evidence that it is not more likely than not that the indefinite-lived intangible assets are impaired. We performed a qualitative update to our annual goodwill impairment assessment in response to the announcement of the Illinois EO litigation settlement on January 9. The updated assessment resulted in no change to our conclusion. There have been no other significant events or circumstances that occurred since the annual assessment date of October 1 that would change the conclusions reached above.

Sotera Health Company
Notes to Consolidated Financial Statements
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

Sotera Health Company
Notes to Consolidated Financial Statements
No customer accounted for 10% or more of accounts receivable at December 31, 2022 and 2021, or 10% or more of net revenues for the years ended December 31, 2022, 2021 and 2020.
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
Gains or losses arising from foreign currency transactions are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) as foreign exchange loss (gain). Beginning in the fourth quarter of 2020, the Company began entering into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries. For the years ended December 31, 2022 and December 31, 2021, foreign exchange loss related primarily to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities. In the year ended December 31, 2020, foreign exchange gain related primarily to U.S. dollar denominated intercompany indebtedness with certain of our European and Canadian subsidiaries.
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
Share-Based Compensation – Equity-based awards issued to employees under the Sotera Health Company 2020 Omnibus Incentive Plan (“2020 Plan”) include restricted stock units (“RSUs”) and stock options, which vest over time. Prior to our initial public offering (the “IPO” as described in Note 15, “Stockholders' Equity”), equity-based awards were issued to service providers (including employees and directors) in the form of partnership interests in our predecessor, Sotera Health Topco Parent, L.P. (“Topco Parent”), which vested based on either time (“time vesting awards”) or the achievement of certain performance and market conditions (“performance awards” and, together with the time vesting awards, the “pre-IPO awards”). In connection with the IPO, Topco Parent made in-kind distributions of restricted shares of our common stock to holders of pre-IPO awards as described in Note 15, “Stockholders' Equity”. The restricted shares of our common stock distributed in respect of pre-IPO time vesting awards vest through June 2025; expense related to these unvested awards will be recognized over the remaining vesting period. Expense attributable to the performance awards was recognized in its entirety in the year ended December 31, 2020 as the related performance conditions were considered probable of achievement and the implied service condition was met. Share-based compensation expense is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), primarily within “Selling, general and administrative expenses” at the grant date fair value over the requisite service period (one to four years for awards granted under the 2020 Plan and five years for time vesting pre-IPO awards on a straight-line basis). Fair value of the pre-IPO awards was estimated on the date of grant using a simulation-based option valuation model incorporating multiple and variable assumptions over time, including assumptions such as employee forfeitures, unit price volatility and dividend assumptions. We use the Black-Scholes option pricing model to measure the grant date fair value of stock options awarded under the 2020 Plan using certain valuation assumptions. Share-based compensation expense for all awards recognizes forfeitures as they occur.
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
Commitments and Contingencies – Certain conditions may exist as of the date of the consolidated financial statements which may result in a loss to the Company but will only be resolved when one or more future events occur or fail to occur. Such liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, settlement agreements, and other sources, are recorded when management assesses that it is probable that a future liability has been incurred and the amount can be reasonably estimated. Recoveries of costs from third parties, which management assesses as being probable of realization, are recorded to the extent related contingent liabilities are accrued. Legal costs incurred in connection with matters relating to contingencies are expensed in the period incurred. We record gain contingencies when realized.
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
ASU’s Issued But Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendments in ASU 2021-08 require that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC Topic 606 as if it had originated the contracts. For public business entities, these amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect this standard to have a material impact on our financial statements.

Sotera Health Company
Notes to Consolidated Financial Statements
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$626,646	$147,499	$—	$774,145
Over time	—	6,140	223,402	229,542
Total	$626,646	$153,639	$223,402	$1,003,687

	Year Ended December 31, 2021
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$571,829	$139,135	$—	$710,964
Over time	—	1,372	219,142	220,514
Total	$571,829	$140,507	$219,142	$931,478

	Year Ended December 31, 2020
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$498,773	$114,745	$—	$613,518
Over time	—	—	204,640	204,640
Total	$498,773	$114,745	$204,640	$818,158

Contract Balances
As of December 31, 2022 and 2021, contract assets included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets totaled approximately $19.8 million and $15.6 million, respectively, resulting from revenue recognized over time in excess of the amount billed to the customer.
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $12.1 million and $8.7 million at December 31, 2022 and 2021, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
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
The purchase price of RCA was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. As of December 31, 2022, approximately $25.3 million of goodwill was recorded related to the RCA acquisition, representing the excess of the purchase price over the estimated fair values of all the assets acquired and liabilities assumed. We also recorded $6.4 million of finite-lived intangible assets, primarily related to customer relationships. We funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to our consolidated financial statements.

Sotera Health Company
Notes to Consolidated Financial Statements
Acquisition of Noncontrolling Interests in China Subsidiaries
On May 18, 2021, we acquired the remaining 15% and 33% noncontrolling interests associated with our two subsidiaries located in China. As a result, both entities are now 100% owned by the Company. The purchase price of the remaining equity interests was approximately $8.6 million, net of the cancellation of an $0.8 million demand note. We paid 90% of the cash consideration on the acquisition date. The remaining amounts were partially settled in post-closing payments in the third quarter of 2021; $0.2 million of the post-closing payment remains outstanding as of December 31, 2022 subject to the terms of the equity transfer agreements. As a result of the transactions, we continue to consolidate both of these subsidiaries, however, as of May 18, 2021, we no longer record noncontrolling interests in the consolidated financial statements as these subsidiaries are fully owned by the Company. The purchases were accounted for as equity transactions. As a result of these transactions, noncontrolling interests were reduced by $2.8 million reflecting the carrying value of the interest with $5.8 million of the difference charged to additional paid-in capital.
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
The purchase price of BioScience Labs was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. Approximately $8.4 million of goodwill was recorded related to the BioScience Labs acquisition, representing the excess of the purchase price over the estimated fair values of all the assets acquired and liabilities assumed. We funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to the Company’s consolidated financial statements.
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
5.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2022	2021
Raw materials and supplies	$36,402	$41,514
Work-in-process	584	3,919
Finished goods	276	8,979
	37,262	54,412
Reserve for excess and obsolete inventory	(117)	(124)
Inventories, net	$37,145	$54,288

Sotera Health Company
Notes to Consolidated Financial Statements
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2022	2021
Prepaid taxes	$26,598	$24,937
Prepaid business insurance	9,964	10,707
Prepaid rent	998	920
Customer contract assets	19,777	15,565
Insurance and indemnification receivables	3,724	3,144
Current deposits	660	623
Prepaid maintenance contracts	324	279
Value added tax receivable	1,640	2,512
Prepaid software licensing	1,832	2,055
Stock supplies	3,656	3,374
Embedded derivative assets	2,721	496
Other	9,101	7,311
Prepaid expenses and other current assets	$80,995	$71,923
7.Property, Plant and Equipment
Property, plant, and equipment, net, consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2022	2021
Land and buildings	$317,930	$295,780
Leasehold improvements	67,386	54,200
Machinery, equipment, including Co-60	577,670	506,938
Furniture and fixtures	7,747	7,489
Computer hardware and software	44,796	40,751
Asset retirement costs	4,255	4,164
Construction-in-progress	193,639	131,869
	1,213,423	1,041,191
Less accumulated depreciation	(438,896)	(390,394)
Property, plant and equipment, net	$774,527	$650,797
Depreciation and amortization expense for property, plant, and equipment, including property under finance leases, was $64.3 million, $64.2 million and $63.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Capitalized interest totaled $3.7 million, $1.1 million and $0.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was recorded as a reduction in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Sotera Health Company
Notes to Consolidated Financial Statements
8.Goodwill and Other Intangible Assets
Changes to goodwill during the years ended December 31, 2022 and 2021 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at January 1, 2021	$683,481	$287,932	$144,523	$1,115,936
Iotron acquisition measurement period adjustments	(19,447)	—	—	(19,447)
BioScience Labs acquisition	—	—	8,354	8,354
RCA acquisition	—	—	20,638	20,638
Changes due to foreign currency exchange rates	(3,291)	973	(2,843)	(5,161)
Goodwill at December 31, 2021	660,743	288,905	170,672	1,120,320
RCA acquisition measurement period adjustments	—	—	4,645	4,645
Changes due to foreign currency exchange rates	(3,285)	(17,939)	(1,973)	(23,197)
Goodwill at December 31, 2022	$657,458	$270,966	$173,344	$1,101,768
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2022
Finite-lived intangible assets
Customer relationships	$652,811	$422,277
Proprietary technology	86,054	50,952
Trade names	2,553	701
Land-use rights	8,986	1,683
Sealed source and supply agreements	204,391	93,034
Other	4,469	1,979
Total finite-lived intangible assets	959,264	570,626

Indefinite-lived intangible assets
Regulatory licenses and other(a)	76,978	—
Trade names / trademarks	25,649	—
Total indefinite-lived intangible assets	102,627	—
Total	$1,061,891	$570,626

Sotera Health Company
Notes to Consolidated Financial Statements

As of December 31, 2021	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$668,628	$365,935
Proprietary technology	88,826	44,866
Trade names	145	116
Land-use rights	9,744	1,586
Sealed source and supply agreements	241,611	109,838
Other	6,454	2,166
Total finite-lived intangible assets	1,015,408	524,507

Indefinite-lived intangible assets
Regulatory licenses and other(a)	82,110	—
Trade names / trademarks	25,833	—
Total indefinite-lived intangible assets	107,943	—
Total	$1,123,351	$524,507
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
Amortization expense for finite-lived intangible assets was $81.6 million, $86.8 million, and $80.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. $62.9 million, $63.8 million, and $59.0 million was included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, whereas the remainder was included in “Cost of revenues.”
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
2023	$80,533
2024	79,757
2025	42,472
2026	22,181
2027	21,104
Thereafter	142,591
Total	$388,638
The weighted-average remaining useful life of the finite-lived intangible assets was approximately 8.3 years as of December 31, 2022.

Sotera Health Company
Notes to Consolidated Financial Statements
9.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2022	2021
Accrued employee compensation	$32,936	$33,334
Illinois EO litigation settlement reserve	408,000	—
Other legal reserves	3,776	3,259
Accrued interest expense	23,291	10,755
Embedded derivatives	3,508	—
Professional fees	6,436	4,314
Accrued utilities	1,906	1,797
Insurance accrual	2,392	2,068
Accrued taxes	2,567	2,209
Other	5,318	4,125
Accrued liabilities	$490,130	$61,861
The increase in accrued interest expense relates to an adjustment in the timing of our quarterly scheduled Term Loan interest payments and incremental interest expense on the additional borrowing under the Revolving Credit Facility. Refer to Note 10, “Long-Term Debt”.
10.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of December 31, 2022	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Term loan, due 2026	1,763,100	(2,140)	(13,845)	1,747,115
Revolving credit facility(a)	200,000	(3,328)	—	196,672
Other long-term debt	450	(3)	—	447
	1,963,550	(5,471)	(13,845)	1,944,234
Less current portion	200,450	(3,331)	—	197,119
Long-term debt	$1,763,100	$(2,140)	$(13,845)	$1,747,115

(thousands of U.S. dollars)
As of December 31, 2021	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Term loan, due 2026	1,763,100	(2,676)	(17,334)	1,743,090
Other long-term debt	450	(6)	—	444
	1,763,550	(2,682)	(17,334)	1,743,534
Less current portion	—	—	—	—
Long-term debt	$1,763,550	$(2,682)	$(17,334)	$1,743,534
(a)Although the contractual maturity of the revolving credit facility is June 13, 2026 (as further described below), the Company expects to pay down the current balance within the next twelve months. Accordingly, the balance is classified as current portion of long-term debt.

Sotera Health Company
Notes to Consolidated Financial Statements
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “2019 Credit Agreement”). The Revolving Credit Facility and Term Loan mature on June 13, 2026, and December 13, 2026, respectively. The total borrowing capacity under the Revolving Credit Facility is $347.5 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of December 31, 2022 and 2021, total borrowings under the Term Loan were $1,763.1 million. As of December 31, 2022 and 2021 total borrowings outstanding on the Revolving Credit Facility were $200.0 million and $0, respectively. The weighted average interest rate on borrowings under the Term Loan for the year ended December 31, 2022 and 2021 was 4.63% and 3.44%, respectively.
On February 23, 2023, we entered into the First Lien Credit Agreement (the “2023 Credit Agreement”), which provides for, among other things, a new Term Loan B facility in an aggregate principal amount of $500.0 million and bears interest, at the Company’s option, at a variable rate per annum equal to either (x) the Term SOFR Rate (as defined in the 2023 Credit Agreement) plus an applicable margin of 3.75% or (y) an alternative base rate (“ABR”) plus an applicable margin of 2.75%. The 2023 Credit Agreement is secured on a first priority basis on substantially all of our assets and is guaranteed by certain of our subsidiaries. It is prepayable without premium or penalty at any time six months after the closing date. The principal balance shall be paid at 1% of the aggregate principal amount ($5.0 million) per year, with the balance due at the end of 2026. The Company plans to use proceeds of this debt, along with available cash, to a) fund a previously announced $408.0 million EO litigation settlement in Cook County, Illinois, subject to the satisfaction or waiver by the Company of the various conditions for the settlement, b) pay down existing borrowings under the Company’s revolving credit facility, c) further enhance liquidity, and (d) for general corporate purposes.
On January 20, 2021, we closed on an amendment repricing our Term Loan. The interest rate spread over the London Interbank Offered Rate (“LIBOR”) on the facility was reduced from 450 basis points to 275 basis points, and the facility’s LIBOR floor was reduced from 100 basis points to 50 basis points. The changes resulted in an effective reduction in current interest rates of 225 basis points. In connection with this amendment, we wrote off $11.3 million of unamortized debt issuance and discount costs and incurred an additional $2.9 million of expense related to debt issuance costs attributable to the refinancing. These costs were recorded to “Loss on extinguishment of debt” in our Consolidated Statements of Operations and Comprehensive Income (Loss). Subsequent to the IPO, the remaining principal balance matures on December 13, 2026.
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
On March 26, 2021, we amended the Revolving Credit Facility, to (i) decrease the Applicable Rate (as defined in the 2019 Credit Agreement) related to any Revolving Loans (as defined in the 2019 Credit Agreement) from a rate per annum that ranged from an alternative base rate (“ABR”) plus 2.50% to ABR plus 3.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio to ABR plus 1.75%; and in the case of Eurodollar Loans (as defined in the 2019 Credit Agreement) from a rate per annum which ranged from the Adjusted LIBOR plus 3.50% to the Adjusted LIBOR plus 4.00% depending on SHH’s Senior Secured First Lien Net Leverage Ratio (as defined in the 2019 Credit Agreement), to the Adjusted LIBOR (as defined in the 2019 Credit Agreement) plus 2.75%, and (ii) extend the maturity date of the Revolving Facility from December 13, 2024 to June 13, 2026. The other material terms of the 2019 Credit Agreement are unchanged and the amendment does not change the

Sotera Health Company
Notes to Consolidated Financial Statements
capacity of our Revolving Credit Facility. No unamortized debt issuance costs associated with the Revolving Credit Facility were written off and direct fees and costs incurred in connection with the amendment were immaterial.
The Senior Secured Credit Facilities contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities. The Senior Secured Credit Facilities also contain certain customary affirmative covenants and events of default, including upon a change of control. An event of default under the Senior Secured Credit Facilities would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of $100.0 million, which judgment or judgments are not stayed or remain undischarged for a period of sixty consecutive days or if, in order to enforce such a judgment, a judgment creditor attached or levied upon assets that are material to the business and operations, taken as a whole, of the Company and certain of its subsidiaries. As of December 31, 2022, we were in compliance with all the Senior Secured Credit Facilities covenants.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of December 31, 2022, the Company had $66.0 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $81.5 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in LIBOR (or its successor). For additional information on the derivative instruments described above, refer to Note 21, “Financial Instruments and Financial Risk”, “Derivative Instruments.”
Publication of all U.S. LIBOR tenors will cease after June 30, 2023. The most likely replacement benchmark is expected to be the Secured Overnight Financing Rate (“SOFR”), which has been recommended by financial regulators in the United States. We have identified our LIBOR-based exposure in our debt and outstanding interest rate derivative agreements and have addressed the LIBOR transition for those contracts. In accordance with ASC 848 Reference Rate Reform, we have elected to apply certain optional expedients for contract modifications and hedging relationships for derivative instruments impacted by the benchmark interest rate transition. The optional expedients remove the requirement to remeasure contract modifications or dedesignate hedging relationships impacted by reference rate reform.
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
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of December 31, 2022, are as follows:

(thousands of U.S. dollars)
2023	$450
2024	—
2025	—
2026	1,963,100
2027	—
Thereafter	—
Total	$1,963,550
11.Income Taxes
The geographic sources of income (loss) before income taxes were as follows:

(thousands of U.S. dollars)
Year ended December 31,	2022	2021	2020
U.S.	$(418,308)	$5,092	$(168,943)
Foreign	175,197	170,624	130,083
Income (loss) before income taxes	$(243,111)	$175,716	$(38,860)

Sotera Health Company
Notes to Consolidated Financial Statements
Provision (benefit) for income taxes consisted of the following:

(thousands of U.S. dollars)
Year ended December 31,	2022	2021	2020
Current
Federal U.S.	$12,841	$13,915	$(10,560)
State U.S.	5,082	3,220	166
Foreign	46,496	45,176	32,385
Total current provision	64,419	62,311	21,991
Deferred
Federal U.S.	(52,382)	(2,422)	(4,336)
State U.S.	(17,919)	391	(5,334)
Foreign	(3,659)	(1,685)	(13,690)
Total deferred benefit	(73,960)	(3,716)	(23,360)
Total provision (benefit) for income taxes	$(9,541)	$58,595	$(1,369)
The provision (benefit) for income taxes is reconciled with the U.S. federal statutory rate as follows:

(thousands of U.S. dollars)
Year ended December 31,	2022	2021	2020
Provision (benefit) computed at federal statutory rate	$(51,053)	$36,872	$(8,181)
Increase (decrease) in taxes as a result of:
State taxes, net of federal benefit	(20,359)	1,013	(5,876)
Valuation allowance	53,860	8,455	19,170
Global intangible low-tax income (“GILTI”)	1,427	2,103	2,577
Nondeductible share-based compensation	2,510	1,512	2,046
Foreign tax rate differential	8,335	8,005	6,405
Impact of rate changes on deferred tax balances	(1,184)	2,612	(1,906)
Tax holiday	(605)	(706)	(616)
Audit settlement	276	276	47
Impact of CARES Act and final 951A regulations	—	—	(16,720)
Tax credits	(172)	(248)	(1,965)
Other	(2,576)	(1,299)	3,650
Total provision (benefit) for income taxes	$(9,541)	$58,595	$(1,369)

Sotera Health Company
Notes to Consolidated Financial Statements
The components of the tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

(thousands of U.S. dollars)
As of December 31,	2022	2021
Net operating loss carryforwards	$9,286	$11,262
Net capital loss carryforwards	4,666	4,128
Reserves and accruals	121,685	14,968
Employee benefits and compensation	6,610	5,145
Asset retirement obligations	10,649	9,949
Lease liability	9,506	11,107
Disallowed interest carryforward	89,682	76,386
Other	6,561	7,099
Deferred tax assets before valuation allowance	258,645	140,044
Valuation allowance	(105,600)	(52,080)
Net deferred tax assets	153,045	87,964

Depreciation and amortization	(199,670)	(214,884)
Other	(17,298)	(1,696)
Total deferred tax liabilities	(216,968)	(216,580)
Net deferred tax liabilities	$(63,923)	$(128,616)
Noncurrent net deferred tax assets	$4,101	$5,885
Noncurrent net deferred tax liabilities	(68,024)	(134,501)
Noncurrent net deferred tax liabilities	$(63,923)	$(128,616)
At December 31, 2022 and 2021, the Company had available state net operating loss carryforwards of $28.3 million and $46.4 million, respectively, of which $0.9 million have no expiration date, and foreign net operating loss carryforwards of approximately $29.3 million and $31.6 million, respectively, the majority of which have no expiration date. At December 31, 2022 and 2021, a valuation allowance was established against foreign net operating loss carryforwards for $3.0 million and $3.2 million, respectively. At December 31, 2022 we also established a valuation allowance against state net operating loss carryforwards for $1.9 million. Based on management’s assessment, it is not more likely than not that these deferred tax assets will be realized through future taxable income.
At December 31, 2022 and 2021, no deferred tax liability has been recorded for repatriation of earnings for purposes of the Company’s consolidated financial statements as these earnings are deemed to be indefinitely reinvested. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.
As of December 31, 2022 and 2021, the gross reserve for uncertain tax positions, excluding accrued interest and penalties, was $0 and less than $1.0 million, respectively, as noted in the following reconciliation.

Sotera Health Company
Notes to Consolidated Financial Statements
The Company’s unrecognized income tax benefits were as follows:

(thousands of U.S. dollars)
For the period from January 1 – December 31,	2022	2021
Gross unrecognized tax benefits, beginning of year	$116	$300
Additions related to current year	—	116
Reductions related to prior years	(116)	—
Settlements	—	(300)
Gross unrecognized tax benefits, end of period	$—	$116
The Company recognizes interest and penalties as part of the provision for income taxes. For the years ended December 31, 2022, 2021 and 2020 interest and penalties related to uncertain income tax positions that were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) were not material.
The Company, which represents all of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations before 2015, and non-U.S. income tax examinations by tax authorities for years before 2011. Tax years through December 31, 2018 have been audited by the Internal Revenue Service (“IRS”) and are effectively closed for U.S. federal income tax purposes and no other fiscal years are currently under audit. For Nordion’s Canadian tax, all tax years through October 31, 2017 have been closed through audit or statute, and no other fiscal years are currently under audit.
A portion of the Company’s foreign operations benefit from a tax holiday, which is set to expire in 2030. This tax holiday may be terminated early if certain conditions are not met. The tax benefit attributable to this holiday was $0.6 million and $0.7 million for the fiscal years ended December 31, 2022 and 2021, respectively.
12.Employee Benefits
Employee Retirement Benefits in the U.S.
We have a defined-contribution retirement plan that covers all U.S. employees upon date of hire. Contributions are directed by each participant into various investment options. Under this plan, we match participants’ contributions based on plan provisions. The Company’s contributions, which are expensed as incurred, were $5.0 million, $4.3 million, and $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are recorded in the same line as the respective employee’s wages. Administrative expenses related to the plan are paid by the Company and are not material.
Employee Retirement Benefits Outside the U.S.
The Company participates in qualified supplemental retirement and savings plans in various countries outside the U.S. where we operate. Under these defined-contribution plans, funding and costs are generally based upon a predetermined percentage of employee compensation. The Company’s contributions, which are expensed as incurred and recorded in the same line as the respective employee’s wages, were $1.2 million, $1.4 million and $1.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Defined Benefit Pension Plans
The Company also sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined Benefit Pension Plan
The following defined benefit pension plan disclosure relates to Nordion. All other foreign defined benefit pension plans are immaterial. The interest cost, expected return on plan assets and amortization of net actuarial loss are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s

Sotera Health Company
Notes to Consolidated Financial Statements
wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic benefit cost for the defined benefit plans were as follows:

Year ended December 31,
(thousands of U.S. dollars)	2022	2021	2020
Service cost	$969	$1,204	$1,104
Interest cost	7,411	6,516	8,034
Expected return on plan assets	(14,421)	(14,370)	(14,407)
Amortization of net actuarial loss	—	1,079	791
Net periodic benefit	$(6,041)	$(5,571)	$(4,478)
The following weighted average assumptions were used in the determination of the projected benefit obligation and the net periodic benefit:

Year ended December 31,	2022	2021
Projected benefit obligation
Discount rate	5.19%	3.01%
Rate of compensation increase	3.00%	3.00%
Periodic benefit
Discount rate	3.01%	2.53%
Expected return on plan assets	5.00%	5.00%
Rate of compensation increase	3.00%	3.00%
The changes in the projected benefit obligation, fair value of plan assets, and the funded status of the plans are as follows:

(thousands of U.S. dollars)
As of December 31,	2022	2021
Change in projected benefit obligation:
Projected benefit obligation, as of beginning of the year	$296,712	$323,515
Service cost	1,118	1,382
Interest cost	7,411	6,516
Benefits paid	(12,207)	(12,330)
Actuarial gain	(59,378)	(23,831)
Foreign currency exchange rate changes	(16,074)	1,460

Projected benefit obligation, end of year	$217,582	$296,712

Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the year	$302,190	$288,539
Actual return on plan assets	(20,038)	24,251
Benefits paid	(12,207)	(12,330)
Employer contributions	693	733
Employee contributions	149	178
Foreign currency exchange rate changes	(17,657)	819

Fair value of plan assets, end of year	$253,130	$302,190

Funded status at end of year	$35,548	$5,478

Accumulated benefit obligation, end of year	$215,001	$291,818
All defined benefit pension plans are overfunded as of December 31, 2022 and December 31, 2021.

Sotera Health Company
Notes to Consolidated Financial Statements
The funded status, measured as the difference between the fair value of the plan assets and the projected benefit obligation, are included in “Post-retirement assets” for overfunded plans and “Post-retirement obligations” for underfunded plans in the Consolidated Balance Sheets.
A reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets is as follows:

(thousands of U.S. dollars)
As of December 31,	2022	2021
Projected benefit obligation	$217,582	$296,712
Fair value of plan assets	253,130	302,190
Plan assets greater than (less than) projected benefit obligation	35,548	5,478
Unrecognized net actuarial (gain) loss	(1,649)	23,779
Net amount recognized at year end	$33,899	$29,257
Noncurrent assets	$35,548	$5,478
Accumulated other comprehensive (income) loss	(1,649)	23,779
Net amount recognized at year end	$33,899	$29,257
The following table illustrates the amounts in accumulated other comprehensive (income) loss that have not yet been recognized as components of pension expense:

(thousands of U.S. dollars)
As of December 31,	2022	2021
Net actuarial (gain) loss	$(1,649)	$23,779
Deferred income taxes	370	(6,025)
Accumulated other comprehensive loss – net of tax	$(1,279)	$17,754
We do not expect to reclassify any of the net actuarial loss in accumulated other comprehensive income to net periodic pension cost in the next twelve months.
The weighted average asset allocation of the Company’s pension plans was as follows:

Asset Category	Target	2022	2021
Cash	0.0%	0.4%	0.9%
Fixed income	46.0%	43.1%	46.6%
Equities	35.0%	33.4%	34.2%
Real assets and alternatives	19.0%	23.1%	18.3%
Total	100.0%	100.0%	100.0%
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

(thousands of U.S. dollars)
Year Ended December 31,	Level 1	Level 2	Total
Cash and cash equivalents	$963	$—	$963
Fixed income securities	—	109,232	109,232
Equity securities	—	84,513	84,513
Real assets and alternatives	—	58,422	58,422
Total	$963	$252,167	$253,130

As of December 31, 2021	Level 1	Level 2	Total
Cash and cash equivalents	$2,660	$—	$2,660
Fixed income securities	—	140,842	140,842
Equity securities	—	103,506	103,506
Hedge funds	—	55,182	55,182
Total	$2,660	$299,530	$302,190
Expected future benefit payments from plan assets are as follows:

(thousands of U.S. dollars)
Year Ended December 31,
2023	$13,221
2024	13,462
2025	13,712
2026	13,969
2027	14,084
2028 - 2032	71,888
$140,336
Other benefit plans
Other benefit plans disclosed below relate to Nordion and include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. All but one, non-pension post-employment benefit plans are unfunded. All other non-pension post-employment benefit plans are immaterial.
The interest cost and amortization of net actuarial (gain) loss are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic benefit cost for the other benefit plans were as follows:

(thousands of U.S. dollars)
Year Ended December 31,	2022	2021	2020
Service cost	$16	$28	$29
Interest cost	284	268	324
Amortization of net actuarial (gain) loss	(171)	(34)	7
Net periodic benefit cost	$129	$262	$360

Sotera Health Company
Notes to Consolidated Financial Statements
The weighted average assumptions used to determine the projected benefit obligation and net periodic pension cost for these plans were as follows:

Year Ended December 31,	2022	2021
Projected benefit obligation:
Discount rate	5.19%	3.01%
Rate of compensation increase	3.00%	3.00%
Initial health care cost trend rate	7.00%	7.00%
Ultimate health care cost trend rate	4.00%	4.00%
Years until ultimate trend rate is reached	18	11
Benefit cost:
Discount rate	3.01%	2.53%
Rate of compensation increase	3.00%	3.00%
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have had the following impact on our consolidated financial statements in 2022:

(thousands of U.S. dollars)	1% Increase	1% Decrease
Change in net periodic benefit cost	$20	$(17)
Change in projected benefit obligation	508	(428)
The changes in the projected benefit obligation and the funded status of the other post-retirement plans were as follows:

(thousands of U.S. dollars)
As of December 31,	2022	2021
Change in projected benefit obligation:
Projected benefit obligation	$11,942	$13,684
Service cost	16	28
Interest cost	284	268
Benefits paid	(590)	(922)
Actuarial gain	(2,775)	(1,389)
Plan participant contributions	146	203
Foreign currency exchange rate changes	(632)	70

Projected benefit obligation, end of year	$8,391	$11,942

Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the year	$478	$437
Benefits paid	(181)	(181)
Employer contributions	216	221
Foreign currency exchange rate changes	(32)	1

Fair value of plan assets, end of year	$481	$478

Underfunded status at end of year	$(7,910)	$(11,464)

Accumulated benefit obligation, end of year	$8,381	$11,900
All other post-retirement benefit pension plans are underfunded as of December 31, 2022 and 2021.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of the funded status to the net plan liabilities recognized in the Consolidated Balance Sheets is as follows:

(thousands of U.S. dollars)
As of December 31,	2022	2021
Projected benefit obligation	$(8,391)	$(11,942)
Fair value of plan assets	481	478
Plan assets less than projected benefit obligation	(7,910)	(11,464)
Unrecognized actuarial gains (losses)	(2,732)	(245)
Net amount recognized at year end	$(10,642)	$(11,709)
Noncurrent liabilities	$(7,910)	$(11,464)
Accumulative other comprehensive income (loss)	(2,732)	(245)
Net amount recognized at year end	$(10,642)	$(11,709)
The other benefit plan liabilities are presented on the Consolidated Balance Sheets as “Post retirement obligations.”
The following table illustrates the amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of other benefit plan expense:

(thousands of U.S. dollars)
As of December 31,	2022	2021
Net actuarial loss	$(2,732)	$(245)
Deferred income taxes	699	72
Accumulated other comprehensive income (loss) – net of tax	$(2,033)	$(173)
Based on the actuarial assumptions used to develop the Company’s benefit obligations as of December 31, 2022, the following benefit payments are expected to be made to plan participants:

(thousands of U.S. dollars)
Years ended December 31
2023	$585
2024	538
2025	530
2026	529
2027	556
2028 - 2032	2,528
Total	$5,266
We currently expect funding requirements of approximately $0.3 million in each of the next five years to fund the regulatory solvency deficit, as defined by Canadian federal regulation, which require solvency testing on defined benefit pension plans.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of December 31, 2022 and 2021, we had letters of credit outstanding relating to the defined benefit plans totaling $44.1 million and $46.2 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.

Sotera Health Company
Notes to Consolidated Financial Statements
13.Related Parties
We do business with a number of companies affiliated with Warburg Pincus and GTCR, which we refer to collectively as the “Sponsors.” For the year ended December 31, 2022, the Company recorded sales of $3.7 million to Curia Global (“Curia”), an affiliate of GTCR. Amounts due from Curia as of December 31, 2022 were $0.8 million. All other transactions with companies affiliated with Warburg Pincus and GTCR were not in excess of $0.12 million during the year ended December 31, 2022. For the years ended December 31, 2021 and 2020, the Company had not engaged in any related party transactions in excess of $0.12 million.
14.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – January 1, 2020	$(27,113)		$(67,453)	$179		$(94,387)
Other comprehensive income (loss) before reclassifications	(17,828)		17,754	(5,234)		(5,308)
Amounts reclassified from accumulated other comprehensive income (loss)	798	(a)	—	5,055	(b)	5,853
Net current-period other comprehensive income (loss)	(17,030)		17,754	(179)		545
Ending balance – December 31, 2020	$(44,143)		$(49,699)	$—		$(93,842)

Beginning balance – January 1, 2021	$(44,143)		$(49,699)	$—		$(93,842)
Other comprehensive income (loss) before reclassifications	25,517		(16,690)	404		9,231
Amounts reclassified from accumulated other comprehensive income (loss)	1,045	(a)	—	—		1,045
Net current-period other comprehensive income (loss)	26,562		(16,690)	404		10,276
Ending balance – December 31, 2021	$(17,581)		$(66,389)	$404		$(83,566)

Beginning balance – January 1, 2022	$(17,581)		$(66,389)	$404		$(83,566)
Other comprehensive income (loss) before reclassifications	20,803		(64,816)	20,939		(23,074)
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	(a)	—	—		(13)
Net current-period other comprehensive income (loss)	20,790		(64,816)	20,939		(23,087)
Ending balance – December 31, 2022	$3,209		$(131,205)	$21,343		$(106,653)
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

Sotera Health Company
Notes to Consolidated Financial Statements
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
16.Share-Based Compensation
Pre-IPO Awards
Prior to our IPO, the Company’s equity-based awards issued to service providers (including directors and employees) included partnership interests in Topco Parent (Class B-1 or B-2 Units) which vested based on either time or the achievement of certain performance and market conditions (the “pre-IPO awards”). These equity-based awards represented an interest in our former parent and were granted in respect of services provided to the Company and its subsidiaries. In connection with the IPO, our former parent made in-kind distributions of shares of our common stock to its limited partners as described in Note 15, “Stockholders' Equity”. At the time of the IPO, there were fewer than 60 individuals who received shares in the in-kind distribution and while this represented a modification to the existing awards, there was no change in compensation expense associated with these awards since the fair value of the distributed shares immediately before and after the distribution was the same.
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
Restricted stock distributed in respect of pre-IPO Class B-2 Units (which were considered performance vesting units) are scheduled to vest only upon satisfaction of certain thresholds. These units generally vest as of the first date on which (i) our Sponsors have received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Sotera Health Topco Parent, L.P. (of which the Company was a direct wholly-owned subsidiary prior to the IPO) and (ii) the Sponsors’ internal rate of return exceeds 20%, subject to such grantee’s continued services through such date. In the event of a change in control of the Company, any outstanding shares of our common stock distributed in respect of Class B-2 Units that remain unvested immediately following the consummation of such a change in control of the Company shall be immediately canceled and forfeited without compensation. Stock based compensation expense attributed to the pre-IPO Class B-2 awards was recorded in the fourth quarter of 2020 as the related performance conditions were considered probable of achievement and the implied service conditions were met. As of December 31, 2022, these awards remain unvested.
We recognized $2.1 million and $2.6 million of share-based compensation expense related to pre-IPO Class B-1 Units for the years ended December 31, 2022 and 2021, respectively. We recognized $9.7 million of share-based compensation expense ($4.9 million related to pre-IPO Class B-2 Units and $4.8 million related to pre-IPO Class B-1 Units) for the years ended December 31, 2020.
The assumptions used to calculate the fair value of the pre-IPO awards were as follows:

2020
Risk-free interest rate	1.6%
Expected volatility	50%
Expected dividends	None
Expected time until exercise (years)	0.6
These awards were no longer issued after the IPO in November 2020.

Sotera Health Company
Notes to Consolidated Financial Statements
A summary of the activity for the years ended December 31, 2022, 2021 and 2020 related to the restricted stock distributed to the Company service providers in respect of the pre-IPO awards (Class B-1 and B-2) is presented below:

	Restricted Stock - Pre-IPO B-1	Restricted Stock - Pre-IPO B-2
At January 1, 2020	14,450,263	15,011,256
Granted	11,450,000	—
Forfeited	(84,390)	(407,381)
Vested	(11,049,597)	—
At IPO November 20, 2020	14,766,276	14,603,875
Converted at IPO (1)	2,309,348	3,497,138
Forfeited	—	(1,173,805)
Vested	(108,109)	—
At December 31, 2020	2,201,239	2,323,333
Forfeited	(72,467)	(299,374)
Vested	(922,683)	—
At December 31, 2021	1,206,089	2,023,959
Forfeited	(54,333)	(925,544)
Vested	(435,665)	—
At December 31, 2022	716,091	1,098,415
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
The following table provides a summary of the weighted average unit grant date fair value, weighted average remaining contractual term, total compensation cost and unrecognized compensation cost for the pre-IPO awards:

December 31, 2022	Restricted Stock - Pre-IPO B-1	Restricted Stock - Pre-IPO B-2	All Awards
(dollars in millions, except per award values)
Weighted average grant date fair value per unit of unvested units(a)	$5.36	$1.76	$3.18
Weighted average remaining contractual term	2.2 years	N/A	N/A
Total compensation cost recognized during 2022	$2.1	$—	$2.1
Unrecognized compensation expense at December 31, 2022	$4.2	$—	$4.2
(a)Due to the in-kind distribution of shares of our common stock in connection with our IPO described above, the weighted average grant date fair value per unit is not comparable to the IPO share price.
N/A – not applicable
2020 Omnibus Incentive Plan
We maintain a long-term incentive plan (the “2020 Omnibus Incentive Plan” or the “2020 Plan”) that allows for grants of incentive stock options to employees (including employees of any of our subsidiaries), nonstatutory stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and other cash-based, equity-based or equity-related awards to employees, directors, and consultants, including employees or consultants of our subsidiaries. The maximum number of shares of our common stock that may be issued under the 2020 Plan is 27.9 million. At December 31, 2022, 19.1 million shares are available for future issuance. The Company plans to issue shares available under the 2020 Plan or shares from treasury to satisfy requirements of awards paid with shares.

Sotera Health Company
Notes to Consolidated Financial Statements
We recognize share-based compensation expense at grant date fair value over the requisite service period on a straight-line basis in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses”. We recognized $19.1 million ($7.8 million for stock options and $11.3 million for RSAs and RSUs), $11.3 million ($5.1 million for stock options and $6.2 million for RSUs) and $1.2 million ($0.5 million for stock options and $0.7 million for RSUs) of share-based compensation expense for these awards for the years ending December 31, 2022, 2021 and 2020, respectively.
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
Weighted-average grant-date fair values of stock options and the assumptions used in estimating the fair values are as follows:

For the year ended December 31,	2022	2021	2020
Weighted average grant date fair value per share	$4.86	$9.08	$8.54
Expected term (years)	5.8 years	6.3 years	6.3 years
Risk-free interest rate	3.4%	1.2%	0.5%
Expected volatility	45.7%	37.5%	37.5%
Stock options generally vest ratably over a period of two to four years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the year ended December 31, 2022:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (millions of U.S. dollars)
Outstanding at the beginning of the year	2,423,256	$23.02
Granted	4,161,145	11.09
Forfeited	(593,931)	21.93
Exercised	—	—
Outstanding at the end of the year	5,990,470	$14.84	9.0 years	$5.3
Exercisable at the end of the year	1,011,670	$23.01	7.9 years	$—
Unvested at the end of the year	4,978,800	$13.18	9.3 years	$5.3
At December 31, 2022 the total unrecognized compensation expense related to stock options expected to be recognized over the weighted-average period of approximately 2.0 years is $23.3 million. The total fair value of stock options vested during the year ended December 31, 2022 was $4.4 million.

Sotera Health Company
Notes to Consolidated Financial Statements
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on the market price on the date of grant. The following table summarizes our unvested RSUs activity for the year ended December 31, 2022:

	Number of Shares	Weighted-average Grant Date Fair Value
Unvested at the beginning of the year	640,122	$23.19
Granted	2,319,762	12.23
Forfeited	(234,172)	21.38
Vested	(243,277)	23.41
Unvested at the end of the year	2,482,435	$13.09
As of December 31, 2022, total unrecognized compensation expense related to RSUs expected to be recognized over the weighted-average period of approximately 2.2 years is $25.1 million.
17.Earnings (Loss) Per Share
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

Our basic and diluted earnings (loss) per Common Share are calculated as follows:

	Year Ended December 31,
in thousands of U.S. dollars and share amounts (except per share amounts)	2022	2021	2020
Earnings (loss):
Net income (loss)	$(233,570)	$117,121	$(37,491)
Less: Net income attributable to noncontrolling interests	—	239	1,126
Less: Allocation to participating securities	—	1,524	—
Net income (loss) attributable to Sotera Health Company common stockholders	$(233,570)	$115,358	$(38,617)
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	280,096	279,228	237,696
Dilutive effect of potential common shares(a)	—	154	—
Weighted-average common shares outstanding - diluted	280,096	279,382	237,696
Earnings (loss) per Common Share:
Net income (loss) per common share attributable to Sotera Health Company common stockholders - basic	$(0.83)	$0.41	$(0.16)
Net income (loss) per common share attributable to Sotera Health Company common stockholders - diluted	(0.83)	0.41	(0.16)
(a)As the Company reported a net loss for the years ended December 31, 2022 and 2020, the calculation of diluted weighted average common shares outstanding is not applicable because the effect of including the potential common shares would be anti-dilutive.

Sotera Health Company
Notes to Consolidated Financial Statements
Diluted earnings per shares does not consider the following potential common shares as the effect would be anti-dilutive:

	Year Ended December 31,
in thousands of share amounts	2022	2021	2020
RSUs	2,467	4	771
Stock options	5,990	2,403	2,201
Total anti-dilutive securities	8,457	2,407	2,972
18.Leases
We lease certain facilities and equipment under various non-cancelable leases. Most of our real property leases provide for renewal periods and rent escalations and stipulate that we pay taxes, maintenance, and certain other operating expenses applicable to the leased premises.
The components of lease expense were as follows:

	Year Ended December 31,
(thousands of U.S. dollars)	2022	2021	2020
Operating lease costs (a)	$15,122	$15,433	$14,403
Finance lease costs:
Amortization of right of use assets	6,368	3,018	2,617
Interest on lease liabilities	3,454	2,506	1,967
Total finance lease costs	9,822	5,524	4,584
Total lease costs	$24,944	$20,957	$18,987
(a)Includes $1.3 million, $0.9 million, and $1.0 million of short-term lease costs in the year ended December 31, 2022, 2021, and 2020, respectively.
Lease terms and discount rates were as follows:

	Year Ended December 31,
	2022	2021
Weighted average remaining lease term:
Operating leases	4.5 years	6.3 years
Finance leases	14.0 years	15.6 years
Weighted average discount rate:
Operating leases	5.88%	6.09%
Finance leases	5.48%	5.91%
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(thousands of U.S. dollars)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$11,112	$12,494	$12,732
Operating cash flow for finance leases	2,932	2,042	2,118
Finance cash flows for finance leases	1,066	901	1,498

Sotera Health Company
Notes to Consolidated Financial Statements
Maturities of lease liabilities as of December 31, 2022 are as follows:

(thousands of U.S. dollars)	Operating Leases	Finance Leases	Total
2023	$9,065	$4,850	$13,915
2024	6,222	11,149	17,371
2025	4,414	4,507	8,921
2026	4,035	4,436	8,471
2027	3,160	4,550	7,710
2028 and Thereafter	7,506	57,553	65,059
Total lease payments	34,402	87,045	121,447
Less imputed interest	(5,271)	(28,368)	(33,639)
Total lease liabilities	$29,131	$58,677	$87,808
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
Each year, we review decommissioning costs and consider changes in marketplace rates. The following table describes changes to our ARO liability during the years presented:

(thousands of U.S. dollars)
For the Year Ended	2022	2021
ARO – beginning of period	$42,452	$45,633
Liabilities settled(a)	(497)	(5,651)
Changes in estimates	2,593	183
Accretion expense	2,194	2,252
Foreign currency exchange and other	(1,260)	35
ARO – end of period	45,482	42,452
Less current portion of ARO	2,896	619
Noncurrent ARO – end of period	$42,586	$41,833
(a)For the year ended December 31, 2021, includes a $5.1 million non-cash gain arising from derecognition of an ARO liability no longer attributable to Nordion pursuant to the terms of the sale of the Medical Isotopes business in 2018. As of December 31, 2021, Nordion is no longer legally responsible for future decommissioning of the medical isotope assets sold to BWXT.
We recorded depreciation expense on the ARO of $0.3 million, $0.4 million and $0.2 million, for the years ended December 31, 2022, 2021, and 2020 respectively.

Sotera Health Company
Notes to Consolidated Financial Statements
We are obligated to provide financial assurance to local and state licensing authorities for possible future decommissioning costs associated with the various facilities that hold Co-60. At December 31, 2022 and 2021, $54.1 million and $50.5 million, respectively, of the standby letters of credit referenced above and surety bonds were outstanding in favor of the various local and state licensing authorities in the event we defaulted on our decommissioning obligation.
20.Commitments and Contingencies
We depend on a limited number of suppliers and our agreements with these suppliers account for material portions of our supply and direct material costs. These costs include obligations under various supply agreements in our Nordion segment for Co-60 that are enforceable and legally binding on us. As of December 31, 2022, we had minimum purchase commitments primarily with domestic and international suppliers of raw materials for the Nordion business totaling $1,586.7 million. The terms of these long-term supply or service arrangements range from 1 to 42 years. In addition, our Sterigenics segment has obligations to purchase ethylene oxide (“EO”) gas. Our contract to purchase EO gas in the U.S. requires us to purchase all of our requirements from one supplier, and our contracts to purchase EO gas outside the U.S. generally require that we purchase a specified percentage of our requirements for our operations in the countries covered by those contracts. Although our EO gas contracts generally do not contain fixed minimum purchase volumes, we estimate the amounts based on the percentage of our requirements specified in the contracts and our budgeted purchase volumes for future periods covered under the contracts to be $107.2 million as of December 31, 2022. We expect to utilize the Co-60 and EO gas encompassed by these agreements in the normal course of our business and therefore our commitments under these agreements are not recognized on the consolidated balance sheets as a liability.
From time to time, we may be subject to various lawsuits and other claims, as well as gain contingencies, in the ordinary course of our business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate.
We establish reserves for specific liabilities in connection with regulatory and legal actions that we determine to be both probable and reasonably estimable. Except for the accrual for the Ethylene Oxide Tort Litigation settlement in Illinois discussed below, no material amounts have been accrued in our consolidated financial statements with respect to any loss contingencies as of December 31, 2022. If a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. In certain of the matters described below, we are not able to make a reasonable estimate of any liability because of the uncertainties related to the outcome and/or the amount or range of loss. While it is not possible to determine the ultimate disposition of each of these matters, a potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued and/or paid. The Company may also incur material defense and settlement costs, diversion of management resources and other adverse effects on our business, financial condition, or results of operations.
Ethylene Oxide Tort Litigation
Sterigenics U.S., LLC and other medical supply sterilization companies have been subjected to personal injury and related tort lawsuits alleging various injuries caused by low-level environmental exposure to EO emissions from sterilization facilities. Those lawsuits, as detailed further below, are individual claims, as opposed to class actions.
Illinois
Approximately 850 plaintiffs have filed lawsuits, and approximately 25 individuals have threatened to file lawsuits, against subsidiaries of the Company and other parties, alleging personal injuries including cancer and other diseases, or wrongful death, resulting from purported emissions and releases of EO from Sterigenics’ former Willowbrook facility. Additional derivative claims are alleged on behalf of relatives of some of these personal injury plaintiffs. Each plaintiff seeks damages in an amount to be determined by the trier of fact. The lawsuits were consolidated for pre-trial purposes by the Cook County Circuit Court, Illinois (the “Consolidated Case”). Jury trials were conducted during 2022 in two of the individual cases included in the Consolidated Case, and twelve individual cases were scheduled for trials in 2023. The first trial began on August 12, 2022, and on September 19, 2022, the jury rendered a verdict in favor of the plaintiff and awarded damages in the amount of $358.7

Sotera Health Company
Notes to Consolidated Financial Statements
million, including $36.1 million of compensatory damages, $320.0 million of punitive damages and $2.6 million of prejudgment interest against Sterigenics U.S., LLC and Sotera Health, LLC (the “Defendant Subsidiaries”). Post-judgment interest accrues on the compensatory and punitive damages awards from September 20, 2022, the date of the judgment order. The Defendant Subsidiaries filed a Motion for Post Trial Relief which was denied on December 19, 2022. On January 9, 2023 the Defendant Subsidiaries filed a Notice of Appeal to the First District Appellate Court in Illinois, appealing the September 20, 2022 adverse judgment. The deadline for posting an appellate bond or providing an alternate form of security for the appeal was extended to February 8, 2023. The second individual trial began on October 6, 2022, and on November 18, 2022 the jury returned a defense verdict on all counts. On January 4, 2023, the plaintiff in the second trial filed a motion for post-trial relief seeking an order reversing and/or vacating the verdict, granting a new trial, and/or entering judgment in the plaintiff’s favor notwithstanding the verdict.
On November 1, 2022 certain plaintiffs in the Consolidated Case filed a lawsuit in the Circuit Court of Cook County, Illinois against the Company and certain affiliates, subsidiaries and current and former officers, alleging that certain transfers of assets occurring after December 2016 were intended to make assets unavailable to satisfy judgments the plaintiffs might win in future trials in their individual personal injury cases included in the Consolidated Case (the “Asset Transfer Case”). On November 10, 2022, the Asset Transfer Case was removed to the United States District Court for the Northern District of Illinois and all defendants filed answers and affirmative defenses.
On January 9, 2023, the Defendant Subsidiaries (the “Settling Defendants”) entered into binding term sheets (the “Term Sheets”) with the “Plaintiffs’ Executive Committee” (the “PEC”) appointed to act on behalf of the more than 20 law firms (“Plaintiffs’ Counsel”) representing the plaintiffs in the Consolidated Case, the Asset Transfer Case, and other clients with personal injury claims that have not yet been filed (together, the “Eligible Claimants”).
The Term Sheets provide a pathway to comprehensively resolve the claims pending against the Settling Defendants in Illinois and thereby enable the Company to focus its full attention on operating the business. The Company denies any liability and maintains that its Willowbrook, Illinois operations did not pose a safety risk to the community in which it operated, and believes the evidence and science ultimately would have compelled the rejection of the plaintiffs’ claims. However, years of biased media coverage in the greater Chicago area, the significant costs of posting a large bond in support of the appeal of the first trial verdict and the time and expense that would have been required to continue to contest hundreds of additional lawsuits through a multi-year process in the Illinois court system led the Company to conclude that resolving the pending Illinois EO cases would be in the best interest of the Company and its stakeholders.
The Term Sheets provide an agreed path to final settlement of the Eligible Claimants’ claims, subject to the satisfaction or waiver of the conditions described below. The scope of the settlement includes all claims that have been alleged or could have been alleged by Eligible Claimants related to or arising from alleged emissions of EO from Sterigenics’ operations in or around Willowbrook, Illinois and related claims that have been or could have been alleged by Eligible Claimants seeking to challenge any transfer of assets to or from the Company, its subsidiaries and certain affiliates to any other entity or person (the “Covered Claims”). The Settling Defendants deny any liability for the Covered Claims and, per their express terms, the Term Sheets are not to be construed as an admission of liability or that the Company engaged in any wrongful, tortious, or unlawful activity or that use and/or emissions of EO from Sterigenics’ operations in or around Willowbrook, Illinois posed any safety hazard to the surrounding communities.
If the conditions to the Term Sheets are satisfied or waived, among other things, (1) by or on May 1, 2023 Sterigenics will contribute $408.0 million to a settlement fund that will be used to pay all settlement fees and expenses and cash payments to the Eligible Claimants participating in the settlement and (2) the Eligible Claimants participating in the settlement will release the Company, its subsidiaries and certain affiliates from all Covered Claims and dismiss with prejudice all pending lawsuits and appeals relating to or arising from any Covered Claims. The parties to the Term Sheets have agreed to work in good faith to draft and execute full settlement agreements in accordance with the Term Sheets, but a failure to execute full settlement agreements would not impact the binding effect of the Term Sheets. Upon entering into the Term Sheets, and based on our assessment of the likelihood that the conditions to the Term Sheets will be satisfied or waived, we concluded that the Settlement was probable and reasonably estimable. Accordingly, the Company recorded a charge of $408.0 million for the year ended December 31, 2022. Under the Term Sheets, final settlement is conditioned, among other things, on (1) the entry of a stay of all pending Covered Claims, (2) Plaintiffs’ Counsel obtaining opt-in consent from (i) 99% of all Eligible Claimants represented by the PEC law firms, (ii) 95% of all Eligible Claimants represented by law firms not on the PEC and (iii) 100% of all Eligible

Sotera Health Company
Notes to Consolidated Financial Statements
Claimants within certain specified subgroups, within 30 days of the date each Eligible Claimant receives all disclosure required by applicable state rules along with their individual settlement allocation (the “Participation Requirement”), which may be extended up to 30 days with the consent of the Settling Defendants, (3) the dismissal with prejudice of the Covered Claims of all Eligible Claimants participating in the settlement, and (4) court approval of the settlement as a good faith settlement under the Illinois Joint Contribution Among Tortfeasors Act. In addition, the Settling Defendants will have the right to elect not to proceed with final settlement of the Covered Claims if it is determined that 40 or more Eligible Claimants do not have valid claims or more than 5 new lawsuits are filed by Plaintiffs’ Counsel. The Settling Defendants have the right to waive the Participation Requirement and elect to proceed with final settlement, in which case the settlement will be binding only on Eligible Claimants participating in the settlement and providing opt-in consent. The PEC has agreed, subject to the exercise of their independent professional judgment, to recommend to their clients that they participate in the settlement.
On January 11, 2023 and January 13, 2023, the Circuit Court of Cook County, Illinois entered orders staying all proceedings and deadlines and vacating all trial dates in the Consolidated Case, and staying all enforcement proceedings relating to the September 20, 2022 adverse judgment. On January 16, 2023 the United States District Court for the Northern District of Illinois entered an order staying all proceedings in the Asset Transfer Case. On January 23, 2023 the First District Appellate Court in Illinois entered an order staying the Settling Defendants’ appeal of the September 20, 2022 adverse judgment.
The final settlement of claims contemplated under the Term Sheets may not occur or may not occur for all Eligible Claimants for a number of reasons including, but not limited to, a failure to satisfy the Participation Requirement. If the final settlement occurs, the settlement will not cover unfiled claims of claimants who are represented by lawyers other than Plaintiffs’ Counsel, claims of Eligible Claimants who elect and are permitted by the Participation Requirements to opt out of the settlement, claims for illnesses diagnosed in the future that claimants allege were caused by emissions from Sterigenics’ operations in or around Willowbrook, Illinois, or lawsuits alleging injuries from emissions of EO from operations other than those in or around Willowbrook, Illinois, including the previously disclosed lawsuits in Georgia and New Mexico. The Company denies these allegations, intends to defend itself vigorously in all such litigation, and does not believe that the facts and law justify the September 20, 2022 adverse judgment in the first trial in Illinois or, as detailed further below, that the verdict and damage awards in that case is predictive of future EO tort cases in Illinois or other jurisdictions.
On February 23, 2023 the Company successfully closed on a new senior secured Term Loan B facility in an aggregate principal amount of $500.0 million. The Company plans to use proceeds of this debt financing, along with cash on hand, to fund the $408.0 million settlement described above. Refer to Note 10, “Long-Term Debt” for additional information.
Georgia
Since August 17, 2020, approximately 300 plaintiffs have filed lawsuits against subsidiaries of the Company and other parties in the State Court of Cobb County, Georgia and the State Court of Gwinnett County, Georgia alleging that they suffered personal injuries resulting from emissions of EO from Sterigenics’ Atlanta facility. Additional derivative claims are alleged on behalf of relatives of some of these personal injury plaintiffs. Our subsidiaries are also defendants in six lawsuits alleging that the Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in the Atlanta, Georgia area and caused other damages. These personal injury and property devaluation plaintiffs seek various forms of relief including damages. All but two of the personal injury lawsuits pending in Cobb County have been consolidated for pretrial purposes. The Court has entered a phased case management schedule for a “pool” of ten of the consolidated cases by which threshold general causation issues will be decided in Phase 1, followed by specific causation issues in Phase 2 as to any of the pooled cases that survive Phase 1. The Court has stayed the remainder of the consolidated personal injury cases pending in Cobb County and an immediate appeal of a discrete procedural issue is being pursued by the defendants. One personal injury case is pending in Gwinnett County and is scheduled for trial in October 2023. The remaining personal injury case and six property devaluation cases are in various stages of motions practice and fact discovery.
In January 2023 a personal injury and premises liability case was filed in Cobb County, Illinois by a delivery driver alleging injuries from purported exposure to EO emissions and releases while making deliveries to our Atlanta facility. That case has not been consolidated with the other personal injury cases and is not stayed. The court has not yet entered an initial case management order or schedule.

Sotera Health Company
Notes to Consolidated Financial Statements
Georgia Facility Operations Litigation
In October 2019, while Sterigenics had voluntarily suspended the facility’s operations to install emissions reduction enhancements at its Atlanta facility, Cobb County, Georgia officials asserted that the facility had an incorrect “certificate of occupancy” and could not resume operations without obtaining a new certificate of occupancy. On March 30, 2020 Sterigenics filed suit against Cobb County, Georgia and certain of its officials for wrongfully interfering with operations of the facility. On April 1, 2020 Sterigenics won a Temporary Restraining Order prohibiting Cobb County officials from interfering with the facility’s normal operations, which relief was extended until entry of a final judgment in the case. On February 16, 2023 the court granted judgment in Sterigenics’ favor on one of its claims for declaratory relief, finding that because Sterigenics’ installation of control enhancements at the facility did not constitute a “substantial renovation,” the code provisions relied on by the county officials did not provide legal authority to require Sterigenics to acquire a new certificate of occupancy in October 2019. The court dismissed Sterigenics’ other claims without prejudice, and terminated the case.
New Mexico Attorney General Litigation
On December 22, 2020, the New Mexico Attorney General filed a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico against the Company and certain subsidiaries alleging that emissions of EO from Sterigenics’ sterilization facility in Santa Teresa, New Mexico have deteriorated the air quality in Santa Teresa and surrounding communities and materially contributed to increased health risks suffered by residents of those communities. The Complaint asserts claims for public nuisance, negligence, strict liability, violations of New Mexico’s Public Nuisance Statute and Unfair Practices Act and seeks various forms of relief including a temporary restraining order and preliminary injunctive relief and damages. On June 29, 2021, the Court entered an Order Granting Preliminary Injunction (the “Order”) prohibiting Sterigenics from allowing any uncontrolled emission or release of EO from the facility. On December 20, 2021 the Court entered an order establishing a protocol to monitor Sterigenics’ compliance with the Order. Operations at the facility continue in compliance with the June 2021 and December 2021 orders. A motion challenging the Court’s jurisdiction over Sotera Health Company and another defendant is pending and all other motions to dismiss have been denied. A Scheduling Order was entered on September 13, 2022, including a June 3, 2024 trial date.
The Company believes that neither the verdict in the first trial in Illinois nor the settlement agreement in Cook County is predictive of potential future verdicts in other EO tort cases in Illinois or other jurisdictions. The Company intends to defend itself vigorously in all such litigation, which will be presided over by different judges, tried by different counsel presenting different evidence and fact and expert witness testimony at trial, and decided by different juries. Each plaintiff’s claim involves unique facts and evidence including but not limited to, the circumstances of plaintiff’s alleged exposure, the type and severity of the plaintiff’s disease and the plaintiff’s medical history and course of treatment. As a result, we believe that loss in such subsequent cases is not probable and it is not possible to estimate the range of loss. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
*    *    *
Our insurance for litigation related to alleged environmental liabilities, like the litigation pending in Illinois, Georgia and New Mexico described above has limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook, Illinois litigation was fully utilized by June 30, 2020. The remaining $10.0 million is currently being utilized for occurrences related to the EO litigation in Georgia and New Mexico described above. As of December 31, 2022, we have utilized approximately $8.9 million of the remaining $10.0 million limit. Our insurance for future alleged environmental liabilities excludes coverage for EO claims.
In addition, we are pursuing other insurance coverage for our legal expenses related to the EO tort litigation. In 2021, Sterigenics filed an insurance coverage lawsuit in the U.S. District Court for the Northern District of Illinois relating to two commercial general liability policies issued in the 1980s. On August 3, 2022, the Court issued a Memorandum Opinion and Order concluding that the insurer owes Sterigenics and another insured party a duty to defend the Willowbrook, Illinois litigation, which may allow us to recover defense costs related to that litigation.

Sotera Health Company
Notes to Consolidated Financial Statements
Stockholder Lawsuit
On January 24, 2023, the Oakland County Employees’ Retirement System and Oakland County Voluntary Employees’ Beneficiary Association filed a putative stockholder class action under the federal securities laws in the U.S. District Court for the Northern District of Ohio against the Company, its directors, certain senior executives, the Company’s private equity stockholders and the underwriters of the Company’s initial public offering (“IPO”) in November 2020 and the Company’s secondary public offering (“SPO”) in March 2021. On behalf of a proposed class of stockholders who acquired shares of the Company in connection with our IPO or SPO or between November 20, 2020 and September 19, 2022, plaintiffs allege that statements made regarding the safety of the Company’s use of ethylene oxide and/or the litigation and other risks of its operations utilizing ethylene oxide made in the registration statements for the IPO and SPO violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and that various statements made in subsequent securities filings and other contexts regarding the safety of the Company’s use of ethylene oxide and/or the litigation and other risks of its operations utilizing ethylene oxide violated Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. Plaintiffs seek damages and other relief. The Company believes that these claims are without merit and plans to mount a vigorous defense.
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
In May 2022, we entered into two interest rate cap agreements with a combined notional amount of $1,000.0 million for a total option premium of $4.1 million. The interest rate caps have a forward start date of July 31, 2023 and expire on July 31, 2024. We have designated these interest rate caps as cash flow hedges designed to hedge the variability of cash flows attributable to changes in the benchmark interest rate of our Term Loan. Under the current terms of the loan agreement, the benchmark interest rate index is expected to transition from LIBOR to the term SOFR at the earlier of June 30, 2023 or the Company’s election to “early opt-in” to SOFR. Accordingly, the interest rate cap agreements hedge the variability of cash flows attributable to changes in SOFR by limiting our cash flow exposure related to the term SOFR under a portion of our variable rate borrowings to 3.5%.
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
We also entered into two additional interest rate cap agreements in February 2021 with a combined notional amount of $1,000.0 million, for a total option premium of $0.4 million. These instruments were effective September 30, 2021, and terminated on December 31, 2022. The interest rate caps limited our cash flow exposure related to LIBOR under a portion of our variable rate borrowings to 0.5%.
The Company also routinely enters into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries. The foreign currency forward contracts expire on a monthly basis. The fair value of the outstanding foreign currency forward contracts was $0.3 million and $0 as of December 31, 2022 and 2021, respectively.
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

	December 31, 2022				December 31, 2021
(in U.S. dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate caps	$2,000.0	(a)	$34,764	$—	$1,000.0	$2,322	$—
Derivatives not designated as hedging instruments
Interest rate caps	—		—	—	1,500.0	1,654	—
Foreign currency forward contracts	151.5		—	272	—	—	—
Embedded derivatives	179.9	(b)	2,721	3,508	144.4	496.0	—
Total	$2,331.4		$37,485	$3,780	$2,644.4	$4,472	$—
(a)$1,000.0 million notional amount of interest rate caps designated as hedging instruments have a forward start date beginning on July 31, 2023.
(b)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
Embedded derivatives assets and interest rate caps are included in “Prepaid expenses and other current assets” and “Other assets”, respectively, on the Consolidated Balance Sheets depending upon their respective maturity dates. Embedded derivative and foreign currency forward contracts are liabilities are included in “Accrued liabilities” on the Consolidated Balance Sheets.

Sotera Health Company
Notes to Consolidated Financial Statements
The following tables summarize the activities of our derivative instruments not designated as hedging instruments for the periods presented, and the amounts recorded in the related line item in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)
Year Ended December 31,	2022	2021	2020
Unrealized loss (gain) on interest rate caps recorded in interest expense, net	$—	$(1,185)	$250
Unrealized loss (gain) on embedded derivatives recorded in other income, net	1,324	(1,195)	(3,073)
Realized gain on interest rate cap recorded in interest expense	(12,226)	—	—
Realized loss (gain) on foreign currency forward contracts recorded in foreign exchange loss (gain)	3,931	(1,900)	2,751
The following table summarizes the net gains (losses) on our cash flow hedges recognized in “Other comprehensive income (loss)” during the period and net gains (losses) reclassified from “Accumulated other comprehensive income” into income.

(thousands of U.S. dollars)
Year Ended December 31,	2022	2021	2020
Unrealized gain (loss) on interest rate derivatives recorded in other comprehensive income (loss), net of tax	$20,939	$404	$(5,234)
Amounts reclassified from accumulated other comprehensive income (loss) to interest expense, net	—	—	5,055
We expect to reclassify approximately $28.0 million of after-tax net gains on derivative instruments from accumulated other comprehensive income (loss) to income during the next 12 months associated with our cash flow hedges.

Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of December 31, 2022 and 2021, accounts receivable was net of an allowance for uncollectible accounts of $1.9 million and $1.3 million, respectively.
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

Our credit team evaluates and regularly monitors changes in the credit risk of our customers. We routinely assess the collectability of accounts receivable and maintain an adequate allowance for uncollectible accounts to address potential credit losses. The process includes a review of customer financial information and credit ratings, current market conditions as well as the expected future economic conditions that may impact the collection of trade receivables. We regularly review our customers’ past due amounts through an analysis of aged accounts receivables, specific customer past due aging amounts, and the history of trade receivables written off. Upon concluding that a receivable balance is not collectible, the balance is written off against the allowance for uncollectible accounts.
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
The following table discloses our financial assets and liabilities measured at fair value:

As of December 31, 2022		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$34,764	$—	$34,764	$—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contracts	272	—	272	—
Embedded derivative assets	2,721	—	2,721	—
Embedded derivative liabilities	3,508	—	3,508	—
Current portion of long-term debt(c)
Revolving credit facility	196,672	—	196,672	—
Other long-term debt	447	—	447	—
Long-Term Debt(d)
Term loan, due 2026	1,747,115	—	1,626,460	—
Finance Lease Obligations (with current portion)(e)	58,677	—	58,677	—

As of December 31, 2021		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$2,322	—	2,322	—
Derivatives not designated as hedging instruments(b)
Interest rate caps	1,654	$—	$1,654	$—
Embedded derivative liabilities	496	—	496	—
Long-Term Debt(d)
Term loan, due 2026	1,743,090	—	1,754,285	—
Other long-term debt	444	—	444	—
Finance Lease Obligations (with current portion)(e)	42,037	—	42,037	—
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
(b)Derivatives that are not designated as hedging instruments are measured at fair value with gains or losses recognized immediately in the Consolidated Statements of Operations and Comprehensive Income (Loss). Refer also to Note 1, “Significant Accounting Policies”. Interest rate caps are valued using pricing models that incorporate observable market inputs including interest rate and yield curves. Embedded derivatives and foreign currency forward contracts are valued using internally developed models that rely on observable market inputs including foreign currency forward curves.
(c)Carrying value of current portion of long-term debt approximates fair value.
(d)Carrying amounts of long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair value of these instruments is based upon quoted prices for the Term Loan due 2026 in inactive markets as provided by an independent fixed income security pricing service. Fair value approximates carrying value for “Other long-term debt.”
(e)Refer to Note 18, “Leases”. Fair value approximates carrying value.

Sotera Health Company
Notes to Consolidated Financial Statements
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
For the year ended December 31, 2022, five customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 17.7%, 13.6%, 11.2%, 10.2%, and 10.7% of the total segment’s external net revenues for the year ended December 31, 2022. For the year ended December 31, 2021, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 15.1%, 12.7%, 11.5% and 11.1% of the total segment’s external net revenues for the year ended December 31, 2021. For the year ended December 31, 2020, three customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 15.4%, 13.8%, and 13.3% of the total segment’s external net revenues for the year ended December 31, 2020.
Financial information for each of our segments is presented in the following table:

	Year Ended December 31,
(thousands of U.S. dollars)	2022	2021	2020
Segment revenues(a)
Sterigenics	$626,646	$571,829	$498,773
Nordion	153,639	140,507	114,745
Nelson Labs	223,402	219,142	204,640
Total net revenues	$1,003,687	$931,478	$818,158
Segment income(b)
Sterigenics	$339,144	$310,470	$266,639
Nordion	89,477	82,673	66,803
Nelson Labs	77,628	88,086	86,417
Total segment income	$506,249	$481,229	$419,859
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $52.4 million, $34.1 million and $38.6 million in revenues from sales to our Sterigenics segment for the year ended December 31, 2022, 2021 and 2020, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for all periods presented.

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
Capital expenditures by segment for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(thousands of U.S. dollars)	2022	2021	2020
Sterigenics	$144,027	$73,753	$42,164
Nordion	26,575	21,292	4,655
Nelson Labs	11,776	7,117	6,688
Total capital expenditures	$182,378	$102,162	$53,507
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the chief operating decision maker.
A reconciliation of segment income to consolidated income (loss) before taxes is as follows:

(thousands of U.S. dollars)
Year Ended December 31,	2022	2021	2020
Segment income	$506,249	$481,229	$419,859
Less adjustments:
Interest expense, net(a)	78,490	74,192	215,259
Depreciation and amortization(b)	145,554	150,902	143,564
Share-based compensation(c)	21,211	13,870	10,987
Capital restructuring bonuses(d)	—	—	2,702
Loss (gain) on foreign currency and derivatives not designated as hedging instruments, net(e)	3,150	(58)	(8,454)
Acquisition and divestiture related charges, net(f)	1,398	(6,018)	3,932
Business optimization project expenses(g)	2,226	948	2,524
Plant closure expenses(h)	4,730	2,327	2,649
Impairment of investment in unconsolidated affiliate(i)	9,613	—	—
Loss on extinguishment of debt(j)	—	20,681	44,262
Professional services relating to EO sterilization facilities(k)	72,639	45,656	36,671
Illinois EO litigation settlement(l)	408,000	—	—
Accretion of asset retirement obligation(m)	2,194	2,252	1,946
COVID-19 expenses(n)	155	761	2,677
Consolidated income (loss) before taxes	$(243,111)	$175,716	$(38,860)
(a)The year ended December 31, 2022 excludes a $1.7 million net decrease in the fair value of interest rate derivatives not designated as hedging instruments recorded to interest expense.
(b)Includes depreciation of Co-60 held at gamma irradiation sites.
(c)Represents non-cash share-based compensation expense. See Note 16, “Share-Based Compensation” for further information.
(d)Represents cash bonuses for members of management relating to the IPO.

Sotera Health Company
Notes to Consolidated Financial Statements
(e)Represents the effects of (i) fluctuations in foreign currency exchange rates, (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion, and (iii) unrealized gains and losses on interest rate caps not designated as hedging instruments.
(f)Represents (i) certain direct and incremental costs related to the acquisitions of RCA, the noncontrolling interests in our China subsidiaries, BioScience Labs in 2021, Iotron in July 2020, the first quarter 2021 gain on the mandatorily redeemable noncontrolling interest in Nelson Labs Fairfield (as described in Note 4, “Acquisitions”), and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, (iv) a $3.4 million gain recognized in the third quarter of 2021 related to the settlement of an insurance claim for Nordion that existed at the time of our acquisition of the business in 2014, and (v) a $5.1 million non-cash gain recognized in the fourth quarter of 2021 arising from the derecognition of an ARO liability no longer attributable to Nordion pursuant to the terms of the sale of the Medical Isotopes business in 2018.
(g)Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of recent acquisitions, operating structure realignment and other process enhancement projects.
(h)Represents decommissioning costs, professional fees, severance and other payroll costs, and other costs including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility.
(i)Represents an impairment charge on our equity method investment in a joint venture. Refer to Note 1, “Significant Accounting Policies” for further information.
(j)Represents expenses incurred in connection with the repricing of our Term Loan in January 2021, full redemption of the First Lien Notes in August 2021, and paydown of debt following the November 2020 IPO, including a prepayment premium and accelerated amortization of prior debt issuance and discount costs.
(k)Represents litigation and other professional fees associated with our EO sterilization facilities. See Note 20 “Commitments and Contingencies”.
(l)Represents the cost to settle 870+ pending and threatened EO claims against the Defendant Subsidiaries in Illinois under settlement term sheets entered into on January 9, 2023, subject to substantially all of the plaintiffs providing opt-in consents to their individual settlement allocations and dismissing their claims with prejudice. See Note 20 “Commitments and Contingencies”.
(m)Represents non-cash accretion of asset retirement obligations related to gamma and EO processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities (without regard for whether the decommissioning services would be performed by employees of Nordion, instead of by a third party) and are accreted over the life of the asset.
(n)Represents non-recurring costs associated with the COVID-19 pandemic, including incremental costs to implement workplace health and safety measures. For the year ended December 31, 2020, costs also included donations to related charitable causes and special bonuses for front-line personnel working on-site during lockdown periods.
Geographic Information
Net revenues for geographic area are reported by the country’s origin of the revenues.

(thousands of U.S. dollars)
Year Ended December 31,	2022	2021	2020
United States	$579,018	$527,907	$490,498
Canada	188,741	177,875	135,938
Europe	166,025	161,810	135,720
Other	69,903	63,886	56,002
Total	$1,003,687	$931,478	$818,158
The ‘Other’ category above is primarily comprised of net revenues from Asian and Latin American countries that individually represent 2% or less of our total net revenues.
Long-lived assets are based on physical locations and are comprised of the net book value of property, plant, and equipment.

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)
As of December 31,	2022	2021
United States	$413,887	$323,528
Europe	143,809	135,025
Canada	140,761	128,538
Other	76,070	63,706
Total	$774,527	$650,797
The ‘Other’ category above is primarily comprised of long-lived assets in Asian and Latin American countries that individually represent 5% or less of our total long-lived assets.

Sotera Health Company
Schedule II – Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charges (credits) to costs and expense	Deductions(1)	Translation Adjustments(2)	Balance at End of Period

Year Ended December 31, 2022
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$1,287	$1,009	$(419)	$(6)	$1,871
Deferred tax asset valuation allowance	52,080	53,945	—	(425)	105,600
Year Ended December 31, 2021
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$708	$1,132	$(408)	$(145)	$1,287
Deferred tax asset valuation allowance	43,765	8,455	—	(140)	52,080
Year Ended December 31, 2020
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$787	$270	$(389)	$40	$708
Deferred tax asset valuation allowance	22,962	30,667	(10,881)	1,017	43,765
(1)Uncollectible accounts written off, net of recoveries
(2)Change in foreign currency exchange rates

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
The management of Sotera Health Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”) in Internal Control-Integrated Framework, Sotera Health Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K and is included in this Item 9A. of this Form 10-K below.
Changes in Internal Control
During the fourth quarter of 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sotera Health Company
Opinion on Internal Control Over Financial Reporting
We have audited Sotera Health Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sotera Health Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the sections entitled "Board Composition, Nominations Process and Director Qualifications” and “Corporate Governance” that will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2022.
The following table sets forth information about our executive officers as of February 14, 2023:

Name	Age	Position

Michael B. Petras, Jr.	55	Chairman and Chief Executive Officer
Michael F. Biehl	67	Interim Chief Financial Officer
Michael (Mike) P. Rutz	51	President of Sterigenics
Alexander (Alex) Dimitrief	64	Senior Vice President, General Counsel and Secretary
Set forth below is a brief description of the business experience of our executive officers.
Michael B. Petras, Jr. has served as our Chief Executive Officer since June 2016 and as the Chairman of our board of directors since October 2020, and served as the Chairman of the board of managers of Sotera Health Topco, L.P. (“Topco Parent”) from January 2019 and as a member of Topco Parent’s board of managers from June 2016 until the completion of the IPO. Prior to joining Sotera Health, Mr. Petras served as chief executive officer of Post-Acute Solutions at Cardinal Health, Inc., a multinational healthcare services company, from 2015 to 2016 and chief executive officer of Cardinal Health at-Home at Cardinal Health, Inc. from 2013 to 2015. From 2011 to 2013, he was the chief executive officer for AssuraMed Holdings, Inc., a medical products supplier owned by the Clayton, Dubilier & Rice and Goldman Sachs private equity firms, which was sold to Cardinal Health, Inc. in 2013. From 2008 to 2011, Mr. Petras was president and chief executive officer at GE Lighting, a General Electric Company (“GE”) business unit. During his over 20 year career at GE, he held several management positions in multiple disciplines. Mr. Petras holds a B.S.B.A. in finance from John Carroll University and an M.B.A. in marketing from Case Western Reserve University. He was selected to serve on our board of directors because of his perspective as our Chief Executive Officer as well as his extensive commercial, financial and general management experience across many global industries.
Michael F. Biehl has served as our Interim Chief Financial Officer since July 2022. Prior to joining Sotera Health, Mr. Biehl served as Executive Vice President of Covia Holding Corporation, which acquired Fairmont Santrol, from June 2019 to March 2020. Mr. Biehl served as Executive Vice President and Chief Financial Officer for Fairmont Santrol, a producer of sand and sand-based products for oil and gas exploration and other industrial applications, from May 2016 to May 2018. Mr. Biehl also served as Chief Financial Officer of Chart Industries, a global manufacturer of equipment for the industrial gas, energy and biomedical industries, from July 2001 to April 2016. From 1992 to 2001, he was the Vice President of Finance and Treasurer for Oglebay Norton Company, a mining and industrial minerals company. From 1978 to 1992, he held various positions within the assurance services group at Ernst & Young LLP. Mr. Biehl holds a B.B.A. in accounting from Ohio University and an M.B.A. from Northwestern University Kellogg School of Management. He also has been a licensed C.P.A. in the State of Ohio since 1981.
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

Alexander (Alex) Dimitrief has served as our Senior Vice President, General Counsel and Secretary since November 2022. Prior to joining Sotera Health, from February 2020 to October 2022, he was a partner at Zeughauser Group, a legal management consulting firm, where he remains as an advisor. Mr. Dimitrief was a senior fellow and distinguished adjunct professor at New York Law School from August 2020 to December 2022 and a lecturer on law at Harvard Law School from September 2019 to December 2022. Mr. Dimitrief previously served in a variety of leadership roles at General Electric. Mr. Dimitrief was president and CEO of GE’s Global Growth Organization from 2018 until his retirement from GE in January 2019. He previously served as GE’s senior vice president and general counsel from 2015 to 2018 and held other senior legal roles at GE beginning in 2007. Mr. Dimitrief came to GE from Kirkland & Ellis LLP, where he practiced law for twenty years. Mr. Dimitrief holds a B.A. in economics and political science from Yale College and a J.D. from Harvard Law School. He also serves as an independent director of two Nasdaq-listed companies - Eos Energy Enterprises and SmileDirectClub - and on the Advisory Board of Cresset.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information that will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2022, except as to information required pursuant to Item 402(v) of SEC Regulation S-K relating to pay versus performance.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information that will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information that will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information that will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2022.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents Filed with Report
(1)Consolidated Financial Statements
The consolidated financial statements are filed as part of this Annual Report on Form 10-K under Item 8, “Financial Statements and Supplementary Data
(2)Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.
(3)Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K	001-39729	3.1	2021-03-09

3.2	Amended and Restated Bylaws of the Registrant		10-K	001-39729	3.2	2021-03-09

4.1	Description of our Common Stock		10-K	001-39729	4.1	2021-03-09

4.2	Amended and Restated Registration Rights Agreement		10-K	001-39729	4.2	2021-03-09

10.1+	Employment Agreement by and between Sotera Health Company and Michael B. Petras, Jr., dated as of November 10, 2020		S-1/A	333-249648	10.1	2020-11-12

10.2+	Employment Agreement by and between Sotera Health Company and Scott J. Leffler, dated as of November 10, 2020		S-1/A	333-249648	10.2	2020-11-12

10.3+	Executed Employment Offer by Sotera Health Company and Terrence G. Hammons, Jr., dated as of August 20, 2021		10-K	001-39729	10.3	2022-03-01

10.4+	Executed Restrictive Covenants Agreement by and between Sotera Health Company and Terrence G. Hammons, Jr., dated as of November 1, 2021		10-K	001-39729	10.4	2022-03-01

10.5+	Executed Employment Offer by Sotera Health Company and Michael F. Biehl dated as of July 18, 2022	*

10.6+	Executed Restrictive Covenants Agreement by and between Sotera Health Company and Michael F. Biehl dated as of July 20, 2022	*

10.7+	Executed Employment Offer by Sotera Health Company and Alex Dimitrief dated as of October 28, 2022	*

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.8+	Executed Restrictive Covenants Agreement by and between Sotera Health Company and Alex Dimitrief, dated as of November 1, 2022	*
10.9+	Cash Retention Bonus Agreement by and between Michael Rutz and Sotera Health Company dated as of November 7, 2022	*

10.10+	Sotera Health Company Supplemental Retirement Benefit Plan, effective as of January 1, 2018		S-1/A	333-249648	10.4	2020-11-12

10.11+	Sotera Health Company 2020 Omnibus Incentive Plan		S-1/A	333-249648	10.5	2020-11-12

10.12	Form of Sotera Health Company 2020 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement		S-1/A	333-249648	10.6	2020-11-12

10.13	Form of Sotera Health Company 2020 Omnibus Incentive Plan Stock Option Grant Notice and Agreement		S-1/A	333-249648	10.7	2020-11-12

10.14	Form of Indemnification Agreement entered into between the Registrant and each director and executive officer		S-1/A	333-249648	10.8	2020-11-02

10.15	Stockholders’ Agreement		10-K	001-39729	10.9	2021-03-09

10.16	2019 Credit Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the lenders and issuing banks party thereto and Jefferies Finance LLC, as first lien administrative agent and first lien collateral agent		S-1	333-249648	10.10	2020-10-23

10.17	Guarantee Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the other guarantors party thereto and Jefferies Finance LLC, as first lien collateral agent		S-1	333-249648	10.11	2020-10-23

10.18	Collateral Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the other guarantors party thereto and Jefferies Finance LLC, as first lien collateral agent		S-1	333-249648	10.12	2020-10-23

10.19	Patent Security Agreement, dated as of December 13, 2019, between Sterigenics U.S., LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.13	2020-10-23

10.20	Trademark Security Agreement, dated as of December 13, 2019, between Sterigenics U.S., LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.14	2020-10-23

10.21	Trademark Security Agreement, dated as of December 13, 2019, between Nelson Laboratories, LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.15	2020-10-23

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.22	Trademark Security Agreement, dated as of December 13, 2019, between Sotera Health LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.16	2020-10-23

10.23	Copyright Security Agreement, dated as of December 13, 2019, among Jefferies Finance LLC and Nelson Laboratories, LLC, as collateral agent		S-1	333-249648	10.17	2020-10-23

10.24	First Lien Pari Passu Intercreditor Agreement, dated as of July 31, 2020, among Sotera Health Holdings, LLC, the Registrant, Jefferies Finance LLC as Collateral Agent and Authorized Representative, and Wilmington Trust, National Association as Additional First Lien Collateral Agent and Initial Authorized Representative		S-1	333-249648	10.25	2020-10-23

10.25	First Lien Collateral Agreement, dated as of July 31, 2020, among the Registrant, Sotera Health Holdings, LLC, the other grantors party thereto and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.26	2020-10-23

10.26	Patent Security Agreement, dated as of July 31, 2020, between Sterigenics U.S., LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.27	2020-10-23

10.27	Trademark Security Agreement, dated as of July 31, 2020, between Sotera Health Holdings LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.28	2020-10-23

10.28	Copyright Security Agreement, dated as of July 31, 2020, between Nelson Laboratories, LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.29	2020-10-23

10.29†	Restated Supply Agreement, dated as of October 6, 2020, between Balchem Corporation and Sterigenics U.S., LLC, Sterigenics S. De R.L. De C.V., Sterigenics Costa Rica S.R.L. and Sterigenics EO Canada, Inc.		S-1/A	333-249648	10.30	2020-11-18

10.30+	Form of Restricted Stock Agreement and Acknowledgement		S-1/A	333-249648	10.31	2020-11-12

10.31+	Non-Employee Director Compensation Policy		S-1/A	333-249648	10.32	2020-11-12

10.32+	Employment Agreement by and between Sotera Health LLC and Michael P. Rutz, dated as of May 21, 2020		10-K	001-39729	10.26	2021-03-09

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.33	Incremental Facility Amendment to the 2019 Credit Agreement, dated as of December 17, 2020, among Sotera Health Company, Sotera Health Holdings, LLC, the Incremental Amendment Revolving Lends party thereto, Jefferies Finance LLC, as First Lien Administrative Agent, each Issuing Bank and the Other Loan Parties		10-K	001-39729	10.27	2021-03-09

10.34	Refinancing Amendment to the First Lien 2019 Credit Agreement, dated as of January 20, 2021, among Sotera Health Company, Sotera Health Holdings, LLC, the Refinancing Lenders Party thereto, the Revolving Lenders party to the First Lien Credit Agreement and Jefferies Finance LLC, as First Lien Administrative Agent and First Lien Collateral Agent		10-K	001-39729	10.28	2021-03-09

10.35	Revolving Facilities Amendment to the 2019 Credit Agreement, dated as of March 26, 2021, among Sotera Health Company, Sotera Health Holdings, LLC, the Refinancing Lenders Party thereto, the Revolving Lenders party to the First Lien Credit Agreement and Jefferies Finance LLC, as First Lien Administrative Agent and First Lien Collateral Agent		10-Q	001-39729	10.2	2021-05-13

10.36	Amendment to First Lien 2019 Credit Agreement, dated as of December 23, 2021 by and among Sotera Health Company, Sotera Health Holdings, LLC, and JPMorgan Chase Bank, N.A. as First Lien Administrative Agent and First Lien Collateral Agent		10-K	001-39729	10.31	2022-03-01

10.37
Amendment to First Lien 2019 Credit Agreement, dated as of March 24, 2022, by and among Sotera Health Company, Sotera Health Holdings, LLC, and JPMorgan Chase Bank, N.A. as First Lien Administrative Agent
		*

10.38
2023 Credit Agreement dated as of February 23, 2023 among the Registrant, Sotera Health Holdings, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and First Lien Collateral Agent
		*

10.39
First Lien Guarantee Agreement dated as of February 23, 2023, among the Registrant, Sotera Health Holdings, LLC, the other guarantors party thereto and JPMorgan Chase Bank, N.A., as First Lien Collateral Agent
		*

10.40
First Lien Collateral Agreement dated as of February 23, 2023, among the Registrant, Sotera Health Holdings, LLC, the other grantors party thereto and JPMorgan Chase Bank, N.A., as First Lien Collateral Agent
		*

Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.41	First Lien Pari Passu Intercreditor Agreement dated as of February 23, 2023, among Sotera Health Holdings, LLC, the Registrant, the other grantors party thereto and JPMorgan Chase Bank, N.A.	*

10.42	Copyright Security Agreement, dated as of February 23, 2023, among Nelson Laboratories, LLC and JPMorgan Chase Bank, N.A., as collateral agent	*

10.43	Trademark Security Agreement, dated as of February 23, 2023, among Nelson Laboratories Bozeman, LLC and JPMorgan Chase Bank, N.A., as collateral agent	*

10.44	Trademark Security Agreement, dated as of February 23, 2023, among Regulatory Compliance Associates Inc. and JPMorgan Chase Bank, N.A., as collateral agent	*

10.45	Trademark Security Agreement, dated as of February 23, 2023, among Sotera Health Holdings, LLC and JPMorgan Chase Bank, N.A., as collateral agent	*

10.46‡	Willowbrook Group Settlement Term Sheet	*

10.47‡	Willowbrook Trial Plaintiffs Settlement Term Sheet	*

10.48+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Restricted Stock Unit Grant Notice (As Amended) and Agreement	*

10.49+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Stock Option Grant Notice (As Amended) and Agreement	*

10.50+	Separation Agreement made as of August 31, 2022 between Terry Hammons and Sotera Health Company		10-Q	001-39729	10.32	2022-11-02

21.1	List of Subsidiaries	*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*    Filed Herewith
**    Furnished Herewith
+    Denotes management contract or compensatory plan or arrangement.
†    Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material, and (ii) would likely cause us competitive harm if publicly disclosed. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission on its request.
‡    Certain confidential portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material, and (ii) the type of information that the registrant treats as private and confidential. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission on its request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOTERA HEALTH COMPANY

By:	/s/ Michael B. Petras, Jr.
Name:	Michael B. Petras, Jr.
Title:	Chairman and Chief Executive Officer
Date: February 28, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael B. Petras, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2023
Michael B. Petras, Jr.
/s/ Michael F. Biehl	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023
Michael F. Biehl
/s/ Ruoxi Chen	Director	February 28, 2023
Ruoxi Chen
/s/ Sean L. Cunningham	Director	February 28, 2023
Sean L. Cunningham
/s/ David A. Donnini	Director	February 28, 2023
David A. Donnini
/s/ Ann R. Klee	Director	February 28, 2023
Ann R. Klee
/s/ Robert B. Knauss	Director	February 28, 2023
Robert B. Knauss
/s/ Constantine S. Mihas	Director	February 28, 2023
Constantine S. Mihas
/s/ James C. Neary	Director	February 28, 2023
James C. Neary
/s/ Vincent K. Petrella	Director	February 28, 2023
Vincent K. Petrella
/s/ David E. Wheadon	Director	February 28, 2023
David E. Wheadon