Form 10-Q
period 2023-03-31
Sotera Health Co
filed 2023-05-03
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of April 26, 2023, there were 282,516,526 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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
•foreign currency exchange rates and changes in those rates:
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
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under Part II, Item 1A, “Risk Factors,” as well as Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”). If any of these trends, risks or uncertainties actually occur or continue, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
Unless expressly indicated or the context requires otherwise, the terms “Sotera Health,” “Company,” “we,” “us,” and “our” in this document refer to Sotera Health Company, a Delaware corporation, and, where appropriate, its subsidiaries on a consolidated basis.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$647,948	$395,214
Restricted cash short-term	12,232	1,080
Accounts receivable, net of allowance for uncollectible accounts of $2,587 and $1,871, respectively	109,163	118,482
Inventories, net	46,736	37,145
Prepaid expenses and other current assets	87,303	80,995
Income taxes receivable	20,417	12,094
Total current assets	923,799	645,010
Property, plant, and equipment, net	816,164	774,527
Operating lease assets	24,941	26,481
Deferred income taxes	4,165	4,101
Post-retirement assets	36,915	35,570
Other assets	32,909	38,983
Other intangible assets, net	471,860	491,265
Goodwill	1,103,420	1,101,768
Total assets	$3,414,173	$3,117,705
Liabilities and equity
Current liabilities:
Accounts payable	$61,939	$74,139
Accrued liabilities	496,791	490,130
Deferred revenue	15,161	12,140
Current portion of long-term debt	4,031	197,119
Current portion of finance lease obligations	8,588	1,722
Current portion of operating lease obligations	6,942	7,554
Current portion of asset retirement obligations	2,108	2,896
Income taxes payable	4,589	5,867
Total current liabilities	600,149	791,567
Long-term debt, less current portion	2,222,333	1,747,115
Finance lease obligations, less current portion	61,735	56,955
Operating lease obligations, less current portion	20,561	21,577
Noncurrent asset retirement obligations	43,350	42,586
Deferred lease income	18,785	18,902
Post-retirement obligations	7,858	7,910
Noncurrent liabilities	15,051	12,831
Deferred income taxes	63,226	68,024
Total liabilities	3,053,048	2,767,467
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at March 31, 2023 and December 31, 2022	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 authorized; no shares issued at March 31, 2023 and December 31, 2022	—	—
Treasury stock, at cost (3,520 and 3,616 shares at March 31, 2023 and December 31, 2022, respectively)	(29,420)	(29,775)
Additional paid-in capital	1,195,357	1,189,622
Retained deficit	(702,974)	(705,816)
Accumulated other comprehensive loss	(104,698)	(106,653)
Total equity	361,125	350,238
Total liabilities and equity	$3,414,173	$3,117,705
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Revenues:
Service	$214,510	$206,218
Product	6,080	30,536
Total net revenues	220,590	236,754
Cost of revenues:
Service	104,210	94,576
Product	4,877	13,303
Total cost of revenues	109,087	107,879
Gross profit	111,503	128,875
Operating expenses:
Selling, general and administrative expenses	61,910	59,542
Amortization of intangible assets	16,227	15,841
Total operating expenses	78,137	75,383
Operating income	33,366	53,492
Interest expense, net	28,870	10,404
Foreign exchange loss	347	788
Other income, net	(1,253)	(2,967)
Income before income taxes	5,402	45,267
Provision for income taxes	2,560	14,626
Net income	2,842	30,641
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $(17) and $(92), respectively)	(51)	(274)
Interest rate derivatives (net of taxes of $(3,396) and $2,109, respectively)	(9,251)	6,179
Foreign currency translation	11,257	14,975
Comprehensive income	$4,797	$51,521
Earnings per share:
Basic	$0.01	$0.11
Diluted	0.01	0.11
Weighted average number of shares outstanding:
Basic	280,691	279,829
Diluted	282,977	279,908
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Operating activities:
Net income	$2,842	$30,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,931	15,867
Amortization of intangible assets	20,607	20,182
Deferred income taxes	(1,770)	5,633
Share-based compensation expense	7,288	4,538
Accretion of asset retirement obligations	572	520
Unrealized foreign exchange loss	802	2,430
Unrealized loss (gain) on derivatives not designated as hedging instruments	227	(7,364)
Amortization of debt issuance costs	1,910	1,414
Other	(1,328)	(1,989)
Changes in operating assets and liabilities:
Accounts receivable	10,223	(6,387)
Inventories	(9,512)	9,323
Other current assets	(6,318)	(8,934)
Accounts payable	(9,610)	(12,742)
Accrued liabilities	8,826	2,479
Income taxes payable / receivable, net	(9,551)	(5,222)
Other liabilities	(372)	(81)
Other long-term assets	104	(341)
Net cash provided by operating activities	33,871	49,967
Investing activities:
Purchases of property, plant and equipment	(45,000)	(35,546)
Adjustment to purchase of Regulatory Compliance Associates Inc.	—	63
Other investing activities	32	—
Net cash used in investing activities	(44,968)	(35,483)
Financing activities:
Proceeds from long-term borrowings	500,000	—
Payment on revolving credit facility	(200,000)	—
Payments of debt issuance costs	(24,457)	(31)
Other financing activities	(1,627)	(418)
Net cash provided by (used in) financing activities	273,916	(449)
Effect of exchange rate changes on cash and cash equivalents	1,067	487
Net increase in cash and cash equivalents, including restricted cash	263,886	14,522
Cash and cash equivalents, including restricted cash, at beginning of period	396,294	106,924
Cash and cash equivalents, including restricted cash, at end of period	$660,180	$121,446
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$35,456	$15,809
Cash paid during the period for income taxes, net of tax refunds received	14,014	13,505
Purchases of property, plant and equipment included in accounts payable	13,061	9,508
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at December 31, 2021	282,985	$2,860	$(33,545)	$1,172,593	$(472,246)	$(83,566)	$586,096
Share-based compensation plans	(55)	—	9	4,504	—	—	4,513
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(274)	(274)
Foreign currency translation	—	—	—	—	—	14,975	14,975
Interest rate derivatives, net of tax	—	—	—	—	—	6,179	6,179
Net income	—	—	—	—	30,641	—	30,641
Balance at March 31, 2022	282,930	$2,860	$(33,536)	$1,177,097	$(441,605)	$(62,686)	$642,130

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at December 31, 2022	282,421	$2,860	$(29,775)	$1,189,622	$(705,816)	$(106,653)	$350,238
Share-based compensation plans	95	—	355	5,735	—	—	6,090
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(51)	(51)
Foreign currency translation	—	—	—	—	—	11,257	11,257
Interest rate derivatives, net of tax	—	—	—	—	—	(9,251)	(9,251)
Net income	—	—	—	—	2,842	—	2,842
Balance at March 31, 2023	282,516	$2,860	$(29,420)	$1,195,357	$(702,974)	$(104,698)	$361,125
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
We operate and report in three segments, Sterigenics, Nordion and Nelson Labs. We describe our reportable segments in Note 17, “Segment Information”. All significant intercompany balances and transactions have been eliminated in consolidation.
In July 2020, we acquired a 60% equity ownership interest in a joint venture to construct an E-beam facility in Alberta, Canada in connection with our acquisition of Iotron Industries Canada, Inc. (“Iotron”). Our equity ownership interest in the joint venture was determined to be an investment in a variable interest entity (“VIE”). The investment was not consolidated as the Company concluded that it was not the primary beneficiary of the VIE. The Company accounted for the joint venture using the equity method.
During the year ended December 31, 2022, we identified certain events and circumstances that indicated a decline in value of our investment in this joint venture that was other-than-temporary. Consequently, in the second quarter of 2022, we wrote down the investment in the joint venture to its fair value of $0, resulting in an impairment charge of approximately $9.6 million. In February 2023, we entered into a Share Purchase Agreement to transfer our equity ownership interest to the joint venture partner, thereby terminating our equity ownership interest.
Use of Estimates – In preparing our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), we make estimates and assumptions that affect the amounts reported and the accompanying notes. We regularly evaluate the estimates and assumptions used and revise them as new information becomes available. Actual results may vary from those estimates.
Interim Financial Statements – The accompanying consolidated financial statements include the assets, liabilities, operating results, and cash flows of the Company and its wholly owned subsidiaries. These financial statements are prepared in accordance with U.S. GAAP for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes on Form 10-K for the year ended December 31, 2022.
2.Recent Accounting Standards
Adoption of Accounting Standard Updates
Effective January 1, 2023, we adopted ASU 2021-08 - Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendments in ASU 2021-08 require that an acquiring entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contract with Customers (“ASC Topic 606”). At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC Topic 606 as if it had originated the contracts. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three months ended March 31, 2023 and 2022:

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)	Three Months Ended March 31, 2023
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$159,997	$7,588	$—	$167,585
Over time	—	963	52,042	53,005
Total	$159,997	$8,551	$52,042	$220,590

(thousands of U.S. dollars)	Three Months Ended March 31, 2022
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$149,462	$33,285	$—	$182,747
Over time	—	717	53,290	54,007
Total	$149,462	$34,002	$53,290	$236,754
Contract Balances
As of March 31, 2023, and December 31, 2022, contract assets included in prepaid expenses and other current assets on the Consolidated Balance Sheets totaled approximately $18.7 million and $19.8 million, respectively, resulting from revenue recognized over time in excess of the amount billed to the customer.
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $15.2 million and $12.1 million at March 31, 2023 and December 31, 2022, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
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
The purchase price of RCA was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. As of March 31, 2023, approximately $25.3 million of goodwill was recorded related to the RCA acquisition, representing the excess of the purchase price over the estimated fair values of all the assets acquired and liabilities assumed. We also recorded $6.4 million of finite-lived intangible assets, primarily related to customer relationships. We funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to our consolidated financial statements.

Sotera Health Company
Notes to Consolidated Financial Statements
5.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
	March 31, 2023	December 31, 2022
Raw materials and supplies	$39,616	$36,402
Work-in-process	1,554	584
Finished goods	5,682	276
	46,852	37,262
Reserve for excess and obsolete inventory	(116)	(117)
Inventories, net	$46,736	$37,145
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
	March 31, 2023	December 31, 2022
Prepaid taxes	$26,426	$26,598
Prepaid business insurance	8,184	9,964
Prepaid rent	1,072	998
Customer contract assets	18,736	19,777
Insurance and indemnification receivables	3,529	3,724
Current deposits	396	660
Prepaid maintenance contracts	517	324
Value added tax receivable	2,195	1,640
Prepaid software licensing	1,854	1,832
Stock supplies	3,639	3,656
Embedded derivative assets	2,507	2,721
Interest receivable - interest rate cap settlement	6,375	—
Other	11,873	9,101
Prepaid expenses and other current assets	$87,303	$80,995
7.Goodwill and Other Intangible Assets
Changes to goodwill during the three months ended March 31, 2023 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2022	$657,458	$270,966	$173,344	$1,101,768
Changes due to foreign currency exchange rates	823	291	538	1,652
Goodwill at March 31, 2023	$658,281	$271,257	$173,882	$1,103,420

Sotera Health Company
Notes to Consolidated Financial Statements
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of March 31, 2023
Finite-lived intangible assets
Customer relationships	$654,918	$438,612
Proprietary technology	86,406	53,365
Trade names	2,559	832
Land-use rights	9,025	1,746
Sealed source and supply agreements	204,612	96,187
Other	4,471	2,202
Total finite-lived intangible assets	961,991	592,944

Indefinite-lived intangible assets
Regulatory licenses and other(a)	77,061	—
Trade names / trademarks	25,752	—
Total indefinite-lived intangible assets	102,813	—
Total	$1,064,804	$592,944

As of December 31, 2022	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$652,811	$422,277
Proprietary technology	86,054	50,952
Trade names	2,553	701
Land-use rights	8,986	1,683
Sealed source and supply agreements	204,391	93,034
Other	4,469	1,979
Total finite-lived intangible assets	959,264	570,626

Indefinite-lived intangible assets
Regulatory licenses and other(a)	76,978	—
Trade names / trademarks	25,649	—
Total indefinite-lived intangible assets	102,627	—
Total	$1,061,891	$570,626
(a)Includes certain transportation certifications, a class 1B nuclear license and other intangibles related to obtaining such licensure. These assets are considered indefinite-lived as the decision for renewal by the Canadian Nuclear Safety Commission is highly based on a licensee’s previous assessments, reported incidents, and annual compliance and inspection results. New applications for license can take a significant amount of time and cost; whereas an existing licensee with a historical record of compliance and current operating conditions more than likely ensures renewal for another 10-year license period, as Nordion has demonstrated over its 75 years of history.
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.

Sotera Health Company
Notes to Consolidated Financial Statements
Amortization expense for other intangible assets was $20.6 million ($4.4 million is included in “Cost of revenues” and $16.2 million in “Amortization of intangible assets”) in the Consolidated Statements of Operations and Comprehensive Income and $20.2 million ($4.3 million is included in “Cost of revenues” and $15.9 million in “Amortization of intangible assets”) in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2023 and 2022, respectively.
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2023	$60,084
2024	79,986
2025	42,584
2026	22,227
2027	21,150
Thereafter	143,016
Total	$369,047
The weighted-average remaining useful life of the finite-lived intangible assets was approximately 9 years as of March 31, 2023.
8.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	March 31, 2023	December 31, 2022
Accrued employee compensation	$26,250	$32,936
Illinois EO litigation settlement reserve	408,000	408,000
Other legal reserves	3,651	3,776
Accrued interest expense	27,714	23,291
Embedded derivatives	3,524	3,508
Professional fees	16,222	6,436
Accrued utilities	1,913	1,906
Insurance accrual	2,320	2,392
Accrued taxes	2,654	2,567
Other	4,543	5,318
Accrued liabilities	$496,791	$490,130

Sotera Health Company
Notes to Consolidated Financial Statements
9.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of March 31, 2023	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Term loan, due 2026	$1,763,100	$(2,007)	$(12,872)	$1,748,221
Term loan B, due 2026	500,000	(7,700)	(14,605)	477,695
Other long-term debt	450	(2)	—	448
	2,263,550	(9,709)	(27,477)	2,226,364
Less current portion	4,200	(60)	(109)	4,031
Long-term debt	$2,259,350	$(9,649)	$(27,368)	$2,222,333

(thousands of U.S. dollars)
As of December 31, 2022	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Term loan, due 2026	1,763,100	(2,140)	(13,845)	1,747,115
Revolving credit facility	200,000	(3,328)	—	196,672
Other long-term debt	450	(3)	—	447
	1,963,550	(5,471)	(13,845)	1,944,234
Less current portion	200,450	(3,331)	—	197,119
Long-term debt	$1,763,100	$(2,140)	$(13,845)	$1,747,115
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly-owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Term Loan matures on December 13, 2026. After giving effect to the Revolving Credit Facility Amendment (defined below), the total borrowing capacity under the Revolving Credit Facility is $423.8 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of March 31, 2023 and December 31, 2022, total borrowings under the Term Loan were $1,763.1 million. The weighted average interest rate on borrowings under the Term Loan for the three months ended March 31, 2023 and March 31, 2022 was 7.44% and 3.25%, respectively.

On February 23, 2023, we entered into the First Lien Credit Agreement (the “2023 Credit Agreement”), which provides for, among other things, a new Term Loan B facility (the "2023 Term Loan") in an aggregate principal amount of $500.0 million and bears interest, at the Company’s option, at a variable rate per annum equal to either (x) the Term Secured Overnight Financing Rate (“Term SOFR”) (as defined in the 2023 Credit Agreement) plus an applicable margin of 3.75% or (y) an alternative base rate (“ABR”) plus an applicable margin of 2.75%. The 2023 Credit Agreement is secured on a first priority basis on substantially all of our assets and is guaranteed by certain of our subsidiaries. It is prepayable without premium or penalty at any time six months after the closing date. The principal balance shall be paid at 1% of the aggregate principal amount ($5.0 million) per year, with the balance due at the end of 2026. The Company used the proceeds of this debt to fund a previously announced $408.0 million EO litigation settlement in Cook County, Illinois and pay down the $200.0 million of existing borrowings under the Revolving Credit Facility concurrent with the funding of this loan on February 23, 2023. In addition, the Company plans to use the remaining proceeds to further enhance liquidity and for general corporate purposes. The weighted average interest rate on borrowings under the 2023 Term Loan for the three months ended March 31, 2023 was 8.82%.

Sotera Health Company
Notes to Consolidated Financial Statements
On March 21, 2023, the Company entered into an Incremental Facility Amendment to the Credit Agreement (“Revolving Credit Facility Amendment”), which provides for an increase in the commitments under the existing Revolving Credit Facility in an aggregate principal amount of $76.3 million. In addition, certain of the lenders providing revolving credit commitments provided additional commitments for the issuance of the letters of credit under the Revolving Credit Facility in an aggregate principal amount of $165.1 million. The Revolving Credit Facility Amendment also provides for the replacement of the reference interest rate option for Revolving Loans from London Interbank Offered Rate (“LIBOR”) to SOFR plus an applicable credit spread adjustment of 0.10% (subject to a minimum floor of 0.00%). After giving effect to the Revolving Credit Facility Amendment, the aggregate amount of the Lenders' Revolving Commitments is $423.8 million. The maturity date of the Revolving Credit Facility remains June 13, 2026. The Company borrowed $200.0 million under the Revolving Credit Facility during the fourth quarter of 2022, which was repaid in the first quarter of 2023, as noted above. As of March 31, 2023 there were no borrowings outstanding under the Revolving Credit Facility. The weighted average interest rate on outstanding borrowings under the Revolving Credit Facility for the three months ended March 31, 2023 was 7.47%.
The Senior Secured Credit Facilities and 2023 Credit Agreement contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and 2023 Credit Agreement. The Senior Secured Credit Facilities and 2023 Credit Agreement also contain certain customary affirmative covenants and events of default, including upon a change of control. An event of default under the Senior Secured Credit Facilities and 2023 Credit Agreement would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of $100.0 million, which judgment or judgments are not stayed or remain undischarged for a period of sixty consecutive days or if, in order to enforce such a judgment, a judgment creditor attached or levied upon assets that are material to the business and operations, taken as a whole, of the Company and certain of its subsidiaries. As of March 31, 2023, we were in compliance with all of the Senior Secured Credit Facilities and 2023 Credit Agreement covenants.

All of SHH’s obligations under the Senior Secured Credit Facilities and 2023 Credit Agreement are unconditionally guaranteed by the Company and each existing and subsequently acquired or organized direct or indirect wholly-owned domestic restricted subsidiary of the Company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences. All obligations under the Senior Secured Credit Facilities and 2023 Credit Agreement, and the guarantees of such obligations, are secured by substantially all assets of the borrower and guarantors, subject to permitted liens and other exceptions and exclusions, as outlined in the Senior Secured Credit Facilities and 2023 Credit Agreement.
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of March 31, 2023, the Company had $65.1 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $358.7 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to eliminate the variability of cash flows in the interest payments associated with our variable rate debt due to changes in LIBOR and Term SOFR. For additional information on the derivative instruments described above, refer to Note 16, “Financial Instruments and Financial Risk”, “Derivatives Instruments.”
Publication of all U.S. LIBOR tenors will cease after June 30, 2023. The most likely replacement benchmark is expected to be the SOFR, which has been recommended by financial regulators in the United States. We have identified our LIBOR-based exposure in our debt and outstanding interest rate derivative agreements and have addressed the LIBOR transition for those contracts. In accordance with ASC 848 Reference Rate Reform, we have elected to apply certain optional expedients for contract modifications and hedging relationships for derivative instruments impacted by the benchmark interest rate transition. The optional expedients remove the requirement to remeasure contract modifications or dedesignate hedging relationships impacted by reference rate reform.

Sotera Health Company
Notes to Consolidated Financial Statements
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of March 31, 2023, are as follows:

(thousands of U.S. dollars)
2023	$2,950
2024	5,000
2025	5,000
2026	2,250,600
2027	—
Thereafter	—
Total	$2,263,550
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
Our effective tax rate was 47.4 % and 32.3% for the three months ended March 31, 2023 and 2022, respectively. Income tax expense for the three months ended March 31, 2023 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential, and non-deductible compensation. Income tax expense for the three months ended March 31, 2022 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential, and global intangible low-tax income (“GILTI”).
11.Employee Benefits
The Company sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution pension plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined benefit pension plan
The following defined benefit pension plan disclosure relates to Nordion. Certain immaterial foreign defined benefit pension plans have been excluded from the table below. The interest cost, expected return on plan assets, and amortization of net actuarial loss are recorded net in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income. The components of net periodic pension cost for the defined benefit plans for the three months ended March 31, 2023 and 2022 were as follows:

Three Months Ended March 31,
(thousands of U.S. dollars)	2023	2022
Service cost	$131	$249
Interest cost	2,724	1,903
Expected return on plan assets	(4,019)	(3,704)
Net periodic benefit	$(1,164)	$(1,552)

Sotera Health Company
Notes to Consolidated Financial Statements
Other benefit plans
Other benefit plans disclosed below relate to Nordion and include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. Certain immaterial other foreign benefit plans have been excluded from the table below. All but one, non-pension post-employment benefit plans are unfunded. The components of net periodic benefit cost for the other benefit plans for the three months ended March 31, 2023 and 2022 were as follows:

Three Months Ended March 31,
(thousands of U.S. dollars)	2023	2022
Service cost	$2	$4
Interest cost	90	65
Amortization of net actuarial gain	(44)	(2)
Net periodic benefit cost	$48	$67
We currently expect funding requirements of approximately $0.3 million in each of the next five years to fund the regulatory solvency deficit, as defined by Canadian federal regulation, which requires solvency testing on defined benefit pension plans.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of March 31, 2023, and December 31, 2022, we had letters of credit outstanding relating to the defined benefit plans totaling $43.5 million and $44.1 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.
12.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – January 1, 2023	$3,209		$(131,205)	$21,343		$(106,653)
Other comprehensive income (loss) before reclassifications	(7)		11,257	(2,493)		8,757
Amounts reclassified from accumulated other comprehensive income (loss)	(44)	(a)	—	(6,758)	(b)	(6,802)
Net current-period other comprehensive income (loss)	(51)		11,257	(9,251)		1,955
Ending balance – March 31, 2023	$3,158		$(119,948)	$12,092		$(104,698)

Beginning balance – January 1, 2022	$(17,581)		$(66,389)	$404		$(83,566)
Other comprehensive income (loss) before reclassifications	(272)		14,975	6,179		20,882
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(a)	—	—		(2)
Net current-period other comprehensive income (loss)	(274)		14,975	6,179		20,880
Ending balance – March 31, 2022	$(17,855)		$(51,414)	$6,583		$(62,686)
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
13.Share-Based Compensation
Pre-IPO Awards
Restricted stock distributed in respect of pre-IPO Class B-1 time vesting units vests on a daily basis pro rata over the five-year vesting period (20% per year) beginning on the original vesting commencement date of the corresponding Class B-1 time vesting units, subject to the grantee’s continued services through each vesting date. Upon the occurrence of a change in control of the Company, all then-outstanding unvested shares of our common stock distributed in respect of Class B-1 Units will become vested as of the date of consummation of such change in control, subject to the grantee’s continued services through the consummation of the change in control.
Restricted stock distributed in respect of pre-IPO Class B-2 Units (which were considered performance vesting units) are scheduled to vest only upon satisfaction of certain thresholds. These units generally vest as of the first date on which (i) our Sponsors have received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Sotera Health Topco Parent, L.P. (of which the Company was a direct wholly-owned subsidiary prior to the IPO) and (ii) the Sponsors’ internal rate of return exceeds twenty percent, subject to such grantee’s continued services through such date. In the event of a change in control of the Company, any outstanding shares of our common stock distributed in respect of Class B-2 Units that remain unvested immediately following the consummation of such a change in control of the Company shall be immediately canceled and forfeited without compensation. Stock-based compensation expense attributed to the pre-IPO Class B-2 awards was recorded in the fourth quarter of 2020, as the related performance conditions were considered probable of achievement and the implied service conditions were met. As of March 31, 2023, these awards remain unvested.
We recognized $0.5 million and $0.6 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the three months ended March 31, 2023 and 2022, respectively.
A summary of the activity for the three months ended March 31, 2023 related to the restricted stock awards distributed in respect of the pre-IPO awards (Class B-1 and B-2 Units) is presented below:

	Number of shares
	Restricted Stock Pre-IPO B-1	Restricted Stock - Pre-IPO B-2
Unvested at December 31, 2022	716,091	1,098,415
Forfeited	(5,378)	(19,127)
Vested	(86,051)	—
Unvested at March 31, 2023	624,662	1,079,288
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

We recognized $6.8 million ($3.1 million for stock options and $3.7 million for RSUs) and $3.9 million ($1.5 million for stock options and $2.4 million for RSUs) of share-based compensation expense for these awards in our Consolidated Statements of Operations and Comprehensive Income, in “Selling, general and administrative expenses,” for the three months ended March 31, 2023 and 2022, respectively.

Sotera Health Company
Notes to Consolidated Financial Statements
Stock Options
Stock options generally vest ratably over a period of two to four years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity:

	Number of Shares	Weighted- average Exercise Price
Outstanding stock options at December 31, 2022	5,990,470	$14.84
Granted	1,044,595	17.59
Forfeited	(20,325)	21.57
Exercised	—	—
Outstanding stock options at March 31, 2023	7,014,740	$15.23
As of March 31, 2023, there were 1.4 million vested and exercisable stock options.

RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on our market price on the date of grant. The following table summarizes our unvested RSUs activity:

	Number of Shares	Weighted- average Grant Date Fair Value
Unvested at December 31, 2022	2,482,435	$13.09
Granted	664,433	17.59
Forfeited	(42,275)	11.42
Vested	(189,941)	20.11
Unvested at March 31, 2023	2,914,652	$13.69
14.Earnings Per Share
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
Our basic and diluted earnings per common share are calculated as follows:

Sotera Health Company
Notes to Consolidated Financial Statements

	Three Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	March 31, 2023	March 31, 2022
Earnings:
Net income	$2,842	$30,641
Less: Allocation to participating securities	18	338
Net income attributable to Sotera Health Company common shareholders	$2,824	$30,303
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	280,691	279,829
Dilutive effect of potential common shares	2,286	79
Weighted-average common shares outstanding - diluted	282,977	279,908
Earnings per Common Share:
Net income attributable to Sotera Health Company common shareholders - basic	$0.01	$0.11
Net income attributable to Sotera Health Company common shareholders - diluted	0.01	0.11
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended
in thousands of share amounts	March 31, 2023	March 31, 2022
Stock options	3,570	2,889
RSUs	492	172
Total anti-dilutive securities	4,062	3,061
15.Commitments and Contingencies
From time to time, we may be subject to various lawsuits and other claims, as well as gain contingencies, in the ordinary course of our business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate.
We establish reserves for specific liabilities in connection with regulatory and legal actions that we determine to be both probable and reasonably estimable. Except for the accrual for the Ethylene Oxide Tort Litigation settlement in Illinois discussed below, no material amounts have been accrued in our consolidated financial statements with respect to any loss contingencies as of March 31, 2023. If a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. In certain of the matters described below, we are not able to make a reasonable estimate of any liability because of the uncertainties related to the outcome and/or the amount or range of loss. While it is not possible to determine the ultimate disposition of each of these matters, we do not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material effect on our financial condition, results of operations or liquidity. Despite the above, the Company may incur material defense and settlement costs, diversion of management resources and other adverse effects on our business, financial condition, or results of operations.
Ethylene Oxide Tort Litigation
Sterigenics U.S., LLC and other medical supply sterilization companies have been subjected to personal injury and related tort lawsuits alleging various injuries caused by low-level environmental exposure to EO emissions from sterilization facilities. Those lawsuits, as detailed further below, are individual claims, as opposed to class actions.

Illinois
Approximately 850 plaintiffs have filed lawsuits, and approximately 25 individuals have threatened to file lawsuits, against subsidiaries of the Company and other parties, alleging personal injuries including cancer and other diseases, or wrongful death,

Sotera Health Company
Notes to Consolidated Financial Statements
resulting from purported emissions and releases of EO from Sterigenics’ former Willowbrook facility. Additional derivative claims are alleged on behalf of relatives of some of these personal injury plaintiffs. Each plaintiff seeks damages in an amount to be determined by the trier of fact. The lawsuits were consolidated for pre-trial purposes by the Cook County Circuit Court, Illinois (the “Consolidated Case”). Jury trials were conducted during 2022 in two of the individual cases included in the Consolidated Case, and twelve individual cases were scheduled for trials in 2023. The first trial began on August 12, 2022, and on September 19, 2022, the jury rendered a verdict in favor of the plaintiff and awarded damages in the amount of $358.7 million, including $36.1 million of compensatory damages, $320.0 million of punitive damages and $2.6 million of prejudgment interest against Sterigenics U.S., LLC and Sotera Health, LLC (the “Defendant Subsidiaries”). Post-judgment interest accrues on the compensatory and punitive damages awards from September 20, 2022, the date of the judgment order. The Defendant Subsidiaries filed a Motion for Post Trial Relief, which was denied on December 19, 2022. On January 9, 2023 the Defendant Subsidiaries filed a Notice of Appeal to the First District Appellate Court in Illinois, appealing the September 20, 2022 adverse judgment. The deadline for posting an appellate bond or providing an alternate form of security for the appeal was extended to February 8, 2023. The second individual trial began on October 6, 2022, and on November 18, 2022 the jury returned a defense verdict on all counts. On January 4, 2023, the plaintiff in the second trial filed a motion for post-trial relief seeking an order reversing and/or vacating the verdict, granting a new trial, and/or entering judgment in the plaintiff’s favor notwithstanding the verdict.
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
On January 9, 2023, the Defendant Subsidiaries (the “Settling Defendants”) entered into binding term sheets (the “Term Sheets”) with the “Plaintiffs’ Executive Committee” (the “PEC”) appointed to act on behalf of the more than 20 law firms (“Plaintiffs’ Counsel”) representing the plaintiffs in the Consolidated Case, the Asset Transfer Case, and other clients with personal injury claims that have not yet been filed (together, the “Eligible Claimants”). Upon entering into the Term Sheets, and based on our assessment of the likelihood that the conditions to the Term Sheets will be satisfied or waived, we concluded that the Settlement was probable and reasonably estimable. Accordingly, the Company recorded a charge of $408.0 million for the year ended December 31, 2022. The Term Sheets provide an agreed path to final settlement of the Eligible Claimants’ claims, subject to the satisfaction or waiver of certain conditions, including but not limited to the Settling Defendants and the PEC working in good faith to draft and execute full settlement agreements in accordance with the Term Sheets.
On March 28, 2023, the Settling Defendants and the PEC entered into full settlement agreements (the “Settlement Agreements”). The Settlement Agreements provide a pathway to comprehensively resolve the claims pending against the Settling Defendants in Illinois and thereby enable the Company to focus its full attention on operating the business. The Company denies any liability and maintains that its Willowbrook, Illinois operations did not pose a safety risk to the community in which it operated, and believes the evidence and science ultimately would have compelled the rejection of the plaintiffs’ claims. However, years of biased media coverage in the greater Chicago area, the significant costs of posting a large bond in support of the appeal of the first trial verdict and the time and expense that would have been required to continue to contest hundreds of additional lawsuits through a multi-year process in the Illinois court system led the Company to conclude that resolving the pending Illinois EO cases would be in the best interest of the Company and its stakeholders.
The scope of the settlement includes all claims that have been alleged or could have been alleged by 881 Eligible Claimants related to or arising from alleged emissions of EO from Sterigenics’ operations in or around Willowbrook, Illinois and related claims that have been or could have been alleged by Eligible Claimants seeking to challenge any transfer of assets to or from the Company, its subsidiaries and certain affiliates to any other entity or person (the “Covered Claims”). The Settling Defendants deny any liability for the Covered Claims and, per their express terms, the Settlement Agreements are not to be construed as an admission of liability or that the Company engaged in any wrongful, tortious, or unlawful activity or that use and/or emissions of EO from Sterigenics’ operations in or around Willowbrook, Illinois posed any safety hazard to the surrounding communities.

Sotera Health Company
Notes to Consolidated Financial Statements
If the conditions of the Settlement Agreements are satisfied or waived, among other things, the Eligible Claimants participating in the settlement will release the Company, its subsidiaries and certain affiliates from all Covered Claims and dismiss with prejudice all pending lawsuits and appeals relating to or arising from any Covered Claims. The Settlement Agreements provide that final settlement is conditioned, among other things, on (1) the continuance of the stays of all pending Covered Claims, (2) Plaintiffs’ Counsel obtaining opt-in consent from (i) 99% of all Eligible Claimants represented by the PEC law firms, (ii) 95% of all Eligible Claimants represented by law firms not on the PEC and (iii) 100% of all Eligible Claimants within certain specified subgroups, within 30 days of the date each Eligible Claimant receives all disclosures required by applicable state rules along with their individual settlement allocation (the “Participation Requirement”), which may be extended up to 30 days with the consent of the Settling Defendants, (3) the dismissal with prejudice of the Covered Claims of all Eligible Claimants participating in the settlement, and (4) court approval of the settlement as a good faith settlement under the Illinois Joint Contribution Among Tortfeasors Act. In addition, the Settling Defendants will have the right to elect not to proceed with final settlement of the Covered Claims if it is determined that 40 or more Eligible Claimants do not have valid claims or more than five new lawsuits are filed by Plaintiffs’ Counsel. The Settling Defendants have the right to waive the Participation Requirement and elect to proceed with final settlement, in which case the settlement will be binding only on Eligible Claimants participating in the settlement and providing opt-in consent. The PEC and other Plaintiffs’ Counsel have agreed, subject to the exercise of their independent professional judgment, to recommend to their clients that they participate in the settlement. On May 1, 2023, Sterigenics U.S., LLC contributed $408.0 million to a settlement escrow fund that will be used, if the conditions of the Settlement Agreements are satisfied or waived, to pay all settlement fees and expenses and cash payments to the Eligible Claimants participating in the settlement.
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
The final settlement of claims contemplated under the Settlement Agreements may not occur or may not occur for all Eligible Claimants for a number of reasons, including but not limited to, a failure to satisfy the Participation Requirement. If the final settlement occurs, the settlement will not cover unfiled claims of claimants who are represented by lawyers other than Plaintiffs’ Counsel, claims of Eligible Claimants who elect and are permitted by the Participation Requirements to opt out of the settlement, claims for illnesses diagnosed in the future that claimants allege were caused by emissions from Sterigenics’ operations in or around Willowbrook, Illinois, or lawsuits alleging injuries from emissions of EO from operations other than those in or around Willowbrook, Illinois, including the previously disclosed lawsuits in Georgia and New Mexico. The Company denies these allegations, intends to defend itself vigorously in all such litigation, and does not believe that the facts and law justify the September 20, 2022 adverse judgment in the first trial in Illinois or, as detailed further below, that the verdict and damage awards in that case are predictive of future EO tort cases in Illinois or other jurisdictions.
On February 23, 2023 the Company successfully closed on a new senior secured Term Loan B facility in an aggregate principal amount of $500.0 million. The Company used the proceeds of this debt financing to fund the $408.0 million settlement described above. Refer to Note 9, “Long-Term Debt” for additional information.
Georgia
Since August 17, 2020, approximately 300 plaintiffs have filed lawsuits against subsidiaries of the Company and other parties in the State Court of Cobb County, Georgia and the State Court of Gwinnett County, Georgia alleging that they suffered personal injuries resulting from emissions of EO from Sterigenics’ Atlanta facility. Additional derivative claims are alleged on behalf of relatives of some of these personal injury plaintiffs. Our subsidiaries are also defendants in approximately 160 lawsuits alleging that the Atlanta facility has devalued and harmed plaintiffs’ use of real properties they own in the Atlanta, Georgia area and caused other damages. These personal injury and property devaluation plaintiffs seek various forms of relief including damages. All but two of the personal injury lawsuits pending in Cobb County have been consolidated for pretrial purposes. The Court has entered a phased case management schedule for a “pool” of ten of the consolidated cases by which threshold general causation issues will be decided in Phase 1, followed by specific causation issues in Phase 2 as to any of the pooled cases that survive Phase 1. The Court has stayed the remainder of the consolidated personal injury cases pending in Cobb County and an immediate appeal of a discrete procedural issue is being pursued by the defendants. One personal injury

Sotera Health Company
Notes to Consolidated Financial Statements
case is pending in Gwinnett County and is scheduled for trial in October 2023. The remaining personal injury case and approximately 160 property devaluation cases are in various stages of pleadings and motions practice, and fact discovery.
In January 2023 a personal injury and premises liability case was filed in Cobb County, Georgia by a delivery driver alleging injuries from purported exposure to EO emissions and releases while making deliveries to our Atlanta facility. That case has not been consolidated with the other personal injury cases and is not stayed. The court has not yet entered an initial case management order or schedule.
New Mexico
On April 24, 2023, a lawsuit was filed in the Third Judicial District Court, Doña Ana County, New Mexico against the Company and certain subsidiaries alleging wrongful death caused by exposure to emissions of EO from Sterigenics’ sterilization facility in Santa Teresa, New Mexico while working at a different company’s facility approximately one mile away. On April 27, 2023 the case was removed to the United States District Court for the District of New Mexico. The court has not yet entered an initial case management order or schedule.
New Mexico Attorney General Litigation
On December 22, 2020, the New Mexico Attorney General filed a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico against the Company and certain subsidiaries alleging that emissions of EO from Sterigenics’ sterilization facility in Santa Teresa, New Mexico have deteriorated the air quality in Santa Teresa and surrounding communities and materially contributed to increased health risks suffered by residents of those communities. The Complaint asserts claims for public nuisance, negligence, strict liability, violations of New Mexico’s Public Nuisance Statute and Unfair Practices Act and seeks various forms of relief including a temporary restraining order, preliminary injunctive relief and damages. On June 29, 2021, the Court entered an Order Granting Preliminary Injunction (the “Order”) prohibiting Sterigenics from allowing any uncontrolled emission or release of EO from the facility. On December 20, 2021 the Court entered an order establishing a protocol to monitor Sterigenics’ compliance with the Order. Operations at the facility continue to be in compliance with the June 2021 and December 2021 orders. A motion challenging the Court’s jurisdiction over Sotera Health Company and another defendant, and a motion for summary judgment by Sterigenics U.S., LLC and Sotera Health LLC are pending. A Scheduling Order was entered on September 13, 2022, including a June 3, 2024 trial date.
The Company believes that neither the verdict in the first trial in Illinois nor the settlement of the pending and threatened claims in Illinois is predictive of potential future verdicts in other EO tort cases in Illinois or other jurisdictions. The Company intends to defend itself vigorously in all such litigation, which will be presided over by different judges, tried by different counsel presenting different evidence and fact and expert witness testimony at trial, and decided by different juries. Each plaintiff’s claim involves unique facts and evidence, including but not limited to, the circumstances of the plaintiff’s alleged exposure, the type and severity of the plaintiff’s disease and the plaintiff’s medical history and course of treatment. As a result, we believe that loss in such subsequent cases is not probable and it is not possible to estimate the range of loss. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
Our insurance for litigation related to alleged environmental liabilities, like the litigation pending in Illinois, Georgia and New Mexico described above, has limits of $10.0 million per occurrence and $20.0 million in the aggregate. The per occurrence limit related to the Willowbrook, Illinois litigation was fully utilized by June 30, 2020. The remaining $10.0 million was fully utilized by March 31, 2023 for occurrences related to the EO litigation in Georgia and New Mexico described above. Our insurance for future alleged environmental liabilities excludes coverage for EO claims.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Sotera Health Company Securities Litigation

On January 24, 2023, a putative stockholder class action was filed in the U.S. District Court for the Northern District of Ohio against the Company, its directors, certain senior executives, the Company’s private equity stockholders and the underwriters of the Company’s initial public offering (“IPO”) in November 2020 and the Company’s secondary public offering (“SPO”) in March 2021. On April 17, 2023 the court appointed the Oakland County Employees’ Retirement System, Oakland County Voluntary Employees’ Beneficiary Association, and Wayne County Employees’ Retirement System (the “Michigan Funds”) to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who acquired shares of the Company in connection with our IPO or SPO or between November 20, 2020 and September 19, 2022 (the “Proposed Class”). The Michigan Funds allege that statements made regarding the safety of the Company’s use of EO and/or the litigation and other risks of its EO operations violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (when made in the registration statements for the IPO and SPO) and violated Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (when made in subsequent securities filings and other contexts). The Michigan Funds seek damages and other relief on behalf of the Proposed Class. The Company believes that these claims are without merit and plans to mount a vigorous defense.
16.Financial Instruments and Financial Risk
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

In March 2023, we entered into an interest rate swap agreement with a notional amount of $400.0 million. The interest rate swap has a forward start date of August 23, 2023 and expires on August 23, 2025. We have designated the interest rate swap as a cash flow hedge designed to hedge the variability of cash flows attributable to changes in the SOFR benchmark interest rate of our 2023 Term Loan. We receive interest at the one-month Term SOFR rate and pay a fixed interest rate under the terms of the swap agreement.
In May 2022, we entered into two interest rate cap agreements with a combined notional amount of $1,000.0 million for a total option premium of $4.1 million. The interest rate caps have a forward start date of July 31, 2023 and expire on July 31, 2024. We have designated these interest rate caps as cash flow hedges designed to hedge the variability of cash flows attributable to changes in the benchmark interest rate of our Term Loan. Under the current terms of the loan agreement, the benchmark interest rate index is expected to transition from LIBOR to the term SOFR at the earlier of June 30, 2023 or the Company's election to “early opt-in” to SOFR. Accordingly, the interest rate cap agreements hedge the variability of cash flows attributable to changes in SOFR by limiting our cash flow exposure related to the term SOFR under a portion of our variable rate borrowings to 3.5%.

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
The following table provides a summary of the notional and fair values of our derivative instruments:

	March 31, 2023				December 31, 2022
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate caps	$2,000.0	(a)	$24,129	—	$2,000.0	$34,764	—
Interest rate swaps	400.0	(b)	—	2,387	—	—	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	154.8		33	23	151.5	—	272
Embedded derivatives	172.5	(c)	2,507	3,524	179.9	2,721	3,508
Total	$2,727.3		$26,669	$5,934	$2,331.4	$37,485	$3,780
(a)$1,000.0 million notional amount of interest rate caps designated as hedging instruments have a forward start date beginning on July 31, 2023.
(b)The notional amount of interest rates swaps designated as hedging instruments reflected in the table above has a forward start date beginning on August 23, 2023.
(c)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
Embedded derivative assets and liabilities, interest rate caps and interest rate swaps are included in “Prepaid expenses and other current assets”, “Other assets”, and “Noncurrent liabilities” respectively, on our Consolidated Balance Sheets depending upon their position at period end. Embedded derivative liabilities are included in “Accrued liabilities” on the Consolidated Balance Sheets.
The following table summarize the activities of our derivative instruments for the periods presented, and the line item in which they are recorded in the Consolidated Statements of Operations and Comprehensive Income:

(thousands of U.S. dollars)
Three Months Ended March 31,	2023	2022
Unrealized gain on interest rate derivatives recorded in interest expense, net	$—	$(6,346)
Unrealized loss (gain) on embedded derivatives recorded in other income, net	227	(1,018)
Realized gain on interest rate derivatives recorded in interest expense, net(a)	(9,648)	—
Realized loss (gain) on foreign currency forward contracts recorded in foreign exchange (gain) loss	449	(1,530)
(a)For the three months ended March 31, 2023, amounts represent quarterly settlement of interest rate caps.
The following table summarizes the net gains (losses) on our cash flow hedges recognized in “Other comprehensive income (loss)” during the period:

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)
Three Months Ended March 31,	2023	2022
Unrealized gain (loss) on interest rate derivatives recorded in other comprehensive income	$(3,372)	$6,179
Amounts reclassified from accumulated other comprehensive income to interest expense	(9,275)	$—
Net current period other comprehensive income (loss)	$(12,647)	$6,179
We expect to reclassify approximately $16.7 million of net gains on derivative instruments from accumulated other comprehensive income to income during the next 12 months associated with our cash flow hedges.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of March 31, 2023 and December 31, 2022, accounts receivable was net of an allowance for uncollectible accounts of $2.6 million and $1.9 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following table discloses the fair value of our financial assets and liabilities:

As of March 31, 2023		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$24,129	$—	$24,129	$—
Interest rate swaps	2,387	—	2,387	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract assets	33	—	33	—
Foreign currency forward contract liabilities	23	—	23	—
Embedded derivative assets	2,507	—	2,507	—
Embedded derivative liabilities	3,524	—	3,524	—
Current portion of long-term debt
Term loan B, due 2026	3,583	—	3,694	—
Other long-term debt(c)	448	—	448	—
Long-Term Debt(d)
Term loan, due 2026	1,748,221	—	1,694,868	—
Term loan B, due 2026	474,112	—	488,806	—
Finance Lease Obligations (with current portion)(e)	70,323	—	70,323	—

As of December 31, 2022		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$34,764	$—	$34,764	$—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contracts	272	—	272	—
Embedded derivative assets	2,721	—	2,721	—
Embedded derivative liabilities	3,508	—	3,508	—
Current portion of long-term debt(c)
Revolving credit facility	196,672	—	$196,672	—
Other long-term debt	447	—	$447	—
Long-Term Debt(d)
Term loan, due 2026	1,747,115	—	1,626,460	—
Finance Lease Obligations (with current portion)(e)	58,677	—	58,677	—
(a)Derivatives designated as hedging instruments are measured at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss). Interest rate caps and swaps are valued using pricing models that incorporate observable market inputs, including interest rate and yield curves.
(b)Derivatives that are not designated as hedging instruments are measured at fair value with gains or losses recognized immediately in the Consolidated Statements of Operations and Comprehensive Income. Embedded derivatives are valued using internally developed models that rely on observable market inputs, including foreign currency forward curves. Foreign currency forward contracts are valued by reference to changes in the forward foreign currency exchange rate over the life of the contract.
(c)Carrying value of other long-term debt and revolving credit facility approximates fair value.
(d)Carrying amounts of long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair value of these instruments is based on quoted prices for the term loans due in 2026 in inactive markets as provided by an independent fixed income security pricing service. Fair value approximates carrying value for “Other long-term debt.”
(e)Fair value approximates carrying value.

Sotera Health Company
Notes to Consolidated Financial Statements
17.Segment Information
We identify our operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Sterigenics, Nordion and Nelson Labs. We have determined our reportable segments based upon an assessment of organizational structure, service types, and internally prepared financial statements. Our chief operating decision-maker evaluates performance and allocates resources based on net revenues and segment income after the elimination of intercompany activities. The accounting policies of our reportable segments are the same as those described in Note 1, “Significant Accounting Policies” of the Company's annual consolidated financial statements and accompanying notes on Form 10-K for the year ended December 31, 2022.
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
For the three months ended March 31, 2023, two customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 54.6% and 11.3% of the total segment’s external net revenues for the three months ended March 31, 2023. The high concentration of revenues from these customers mainly stems from the low sales volume pattern in the three months ended March 31, 2023. For the three months ended March 31, 2022, five customers reported within the Nordion segment individually represented 10% or more of the segment's total net revenues. These customers represented 15.7%, 14.4%, 13.9%, 12.2%, and 11.9% of the total segment's external net revenues for the three months ended March 31, 2022.

(thousands of U.S. dollars)	Three Months Ended March 31,
	2023	2022
Segment revenues(a)
Sterigenics	$159,997	$149,462
Nordion	8,551	34,002
Nelson Labs	52,042	53,290
Total net revenues	$220,590	$236,754
Segment income(b)
Sterigenics	$82,840	$79,403
Nordion	1,526	18,903
Nelson Labs	14,102	17,043
Total segment income	$98,468	$115,349
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $2.9 million and $15.5 million in revenues from sales to our Sterigenics segment for the three months ended March 31, 2023 and 2022, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for both periods.
(b)Segment income is only provided on a net basis to the chief operating decision-maker and is reported net of intersegment profits.

Sotera Health Company
Notes to Consolidated Financial Statements
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
Capital expenditures by segment for the three months ended March 31, 2023 and 2022 were as follows:

(thousands of U.S. dollars)	Three Months Ended March 31,
	2023	2022
Sterigenics	$30,877	$25,221
Nordion	10,545	7,090
Nelson Labs	3,578	3,235
Total capital expenditures	$45,000	$35,546
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the chief operating decision-maker.
A reconciliation of segment income to consolidated income before taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended March 31,
	2023	2022
Segment income	$98,468	$115,349
Less adjustments:
Interest expense, net(a)	26,540	16,750
Depreciation and amortization(b)	39,538	36,049
Share-based compensation(c)	7,348	4,538
Gain on foreign currency and derivatives not designated as hedging instruments, net(d)	535	(6,552)
Acquisition and divestiture related charges, net(e)	592	(160)
Business optimization project expenses(f)	2,534	104
Plant closure expenses(g)	(895)	671
Professional services and other expenses relating to EO sterilization facilities(h)	16,302	18,059
Accretion of asset retirement obligation(i)	572	520
COVID-19 expenses(j)	—	103
Consolidated income before taxes	$5,402	$45,267
(a)The three months ended March 31, 2023 excludes $2.3 million of interest expense, net on Term Loan B attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement. The three months ended March 31, 2022 excludes a $6.3 million net increase in the fair value of interest rate derivatives not designated as hedging instruments recorded to interest expense.
(b)Includes depreciation of Co-60 held at gamma irradiation sites.
(c)Represents share-based compensation expense to employees and Non-Employee Directors.
(d)Represents the effects of (i) fluctuations in foreign currency exchange rates, (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion, and (iii) unrealized gains on interest rate caps not designated as hedging instruments.
(e)Represents (i) certain direct and incremental costs related to the acquisitions of RCA and BioScience Labs and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, and (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018.
(f)Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of acquisitions, operating structure realignment and other process enhancement projects.

Sotera Health Company
Notes to Consolidated Financial Statements
(g)Represents professional fees, severance and other payroll costs, and other costs, including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility. The three months ended March 31, 2023 includes a $1.0 million cancellation fee received from a tenant in connection with the termination of an office space lease at the Nordion facility.
(h)Represents litigation and other professional fees associated with our EO sterilization facilities. This amount also includes $2.3 million of interest expense, net associated with Term Loan B that was issued to finance the $408.0 million cost to settle 880+ pending and threatened EO claims against the Settling Defendants in Illinois under Settlement Agreements entered into on March 28, 2023, subject to substantially all of the plaintiffs providing opt-in consents to their individual settlement allocations and dismissing their claims with prejudice. See Note 15, “Commitments and Contingencies”.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Form 10-K. This discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors we describe in the section entitled Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K.
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
For the three months ended March 31, 2023, we recorded net revenues of $220.6 million, net income of $2.8 million, Adjusted Net Income of $38.0 million and Adjusted EBITDA of $98.5 million. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income, please see “Non-GAAP Financial Measures.”
STRATEGIC DEVELOPMENTS AND KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
The following summarizes strategic developments and key factors that have impacted our operating results for the three months ended March 31, 2023 and may continue to affect our performance and financial condition in future periods.
•Business and market conditions. Revenue and net income for the three months ended March 31, 2023 declined from the same quarter of the prior year, mainly driven by expected Nordion Co-60 harvest schedule timing, an unfavorable mix and lower volumes at Sterigenics and Nelson Labs that are typically experienced in the first quarter of the fiscal year. We expect Nordion Co-60 harvest schedules to be uneven for the remainder of 2023 and the financial contribution from Sterigenics and Nelson Labs to increase for the remainder of 2023.
As discussed in more detail in our 2022 Form 10-K, a portion of our supply of Co-60 is generated by Russian nuclear reactors. We continue to monitor the potential for disruption in the supply of Co-60 from Russian nuclear reactors but we do not expect a material impact for the remainder of 2023 on our supply or revenue.
•Investment initiatives. We remain focused on investments in capacity expansions and facility improvements, as well as in our efforts to strengthen our Co-60 supply chain. For the three months ended March 31, 2023, we increased capital expenditures by $9.5 million compared to the three months ended March 31, 2022.
•Disciplined and strategic M&A activity. We remain committed to our highly disciplined acquisition strategy and continue to seek suitable acquisition targets.
•Litigation costs. We are currently the subject of tort lawsuits alleging personal injury by purported exposure to EO emitted by our former facility in Willowbrook, Illinois and current facilities in Atlanta, Georgia and Santa Teresa, New Mexico. In addition, we are defendants in a lawsuit brought by the State of New Mexico Attorney General alleging that emissions of EO from our Santa Teresa facility constitute a public nuisance and materially contributed to increased health risks suffered by residents in the area. We maintain that our former Willowbrook, Illinois operations and current Atlanta, Georgia and Santa Teresa, New Mexico operations did not pose and do not pose any safety risk to their surrounding communities. We deny these allegations and are vigorously defending against these claims.

In connection with the ongoing litigation related to our Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico facilities, as described in Note 15, “Commitments and Contingencies”, we recorded costs of $14.0 million for the three months ended March 31, 2023.

On January 9, 2023, Sterigenics U.S., LLC and Sotera Health LLC (the "Settling Defendants") entered into binding term sheets and on March 28, 2023 the Settling Defendants entered into full agreements to settle approximately 880 pending and threatened EO claims against the Defendant Subsidiaries in the Circuit Court of Cook County, Illinois, and U.S. District Court for the Northern District of Illinois (the “Settlement Agreements”). On May 1, 2023, pursuant to the Settlement Agreements, the Company paid $408.0 million into a settlement escrow fund to settle the claims, subject to the satisfaction or waiver of certain conditions, including but not limited to substantially all of the plaintiffs providing opt-in consents to their individual settlement allocations and dismissing their claims with prejudice. The Settlement Agreements provide a pathway to comprehensively resolve the claims pending and threatened against the Company in Illinois and thereby enable the Company to focus its attention on operating the business. The Company denies any liability and maintains that its Willowbrook, Illinois operations did not pose a safety risk to the community in which it operated and believes the evidence ultimately would have compelled the rejection of the plaintiffs’ claims. See Note 15, “Commitments and Contingencies” to our consolidated financial statements.
•Borrowings, financing costs and financial leverage. On February 23, 2023 the Company successfully closed on a new senior secured Term Loan B facility in an aggregate principal amount of $500.0 million. The Company used the proceeds of this debt to pay down existing borrowings under the Company’s revolving credit facility and fund the $408.0 million EO litigation settlement in Cook County, Illinois. In addition, the Company plans to use the remaining proceeds to further enhance liquidity and for other general corporate purposes.
On March 21, 2023, the Company also entered into an Incremental Facility Amendment to the First Lien Credit Agreement ("Revolving Credit Facility Amendment"), which provides for an increase in the commitments under the existing revolving credit facility in an aggregate principal amount of $76.3 million. The Revolving Credit Facility Amendment also provides additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $165.1 million. After giving effect to the Revolving Credit Facility Amendment, the aggregate amount of the revolving commitments is $423.8 million.
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended March 31, 2023, as compared to Three Months Ended March 31, 2022
The following table sets forth the components of our results of operations for the three months ended March 31, 2023 and 2022:

(thousands of U.S. dollars)	2023	2022	$ Change	% Change

Total net revenues	$220,590	$236,754	$(16,164)	(6.8)%
Total cost of revenues	109,087	107,879	1,208	1.1%
Total operating expenses	78,137	75,383	2,754	3.7%
Operating income	33,366	53,492	(20,126)	(37.6)%
Net income	2,842	30,641	(27,799)	(90.7)%
Adjusted Net Income(a)	38,045	60,254	(22,209)	(36.9)%
Adjusted EBITDA(a)	98,468	115,349	(16,881)	(14.6)%
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

Total Net Revenues
The following table compares our revenues by type for the three months ended March 31, 2023 to the three months ended March 31, 2022:

(thousands of U.S. dollars)
Net revenues for the three months ended March 31,	2023	2022	$ Change	% Change

Service	$214,510	$206,218	$8,292	4.0%
Product	6,080	30,536	(24,456)	(80.1)%
Total net revenues	$220,590	$236,754	$(16,164)	(6.8)%
Net revenues were $220.6 million in the three months ended March 31, 2023, a decrease of $16.2 million, or 6.8%, as compared with the three months ended March 31, 2022. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended March 31, 2023 decreased approximately 5.3% compared with the same period in the three months ended March 31, 2022.
Service revenues
Service revenues increased $8.3 million, or 4.0%, to $214.5 million for the three months ended March 31, 2023, as compared to $206.2 million for the three months ended March 31, 2022. The growth in net service revenues was driven by favorable pricing of $9.2 million and $2.1 million in the Sterigenics and Nelson Labs segments, respectively. $2.9 million of service revenue growth was attributable to volume and mix in the Sterigenics segment. Partially offsetting these growth factors was a decline in service revenue volume of $2.8 million and $0.8 million in the Nelson Labs segment and Nordion segment, respectively, coupled with a $2.3 million unfavorable impact from changes in foreign currency exchange rates across all segments.
Product revenues
Product revenues decreased $24.5 million, or 80.1%, to $6.1 million for the three months ended March 31, 2023, as compared to $30.5 million for the three months ended March 31, 2022. The decrease in product revenues was mainly driven by expected volume decline and mix due to Co-60 harvest schedule timing in the Nordion segment and an unfavorable impact from changes in foreign exchange rates of $1.3 million.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended March 31, 2023 to the three months ended March 31, 2022:

(thousands of U.S. dollars)
Cost of revenues for the three months ended March 31,	2023	2022	$ Change	% Change

Service	$104,210	$94,576	$9,634	10.2%
Product	4,877	13,303	(8,426)	(63.3)%
Total cost of revenues	$109,087	$107,879	$1,208	1.1%
Total cost of revenues accounted for approximately 49.5% and 45.6% of our consolidated net revenues for the three months ended March 31, 2023 and 2022, respectively.
Cost of service revenues
Cost of service revenues increased $9.6 million, or 10.2%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The growth in cost of service revenues was partially driven by $5.1 million of higher energy costs and depreciation related to capital assets recently placed in service. In addition, cost of service revenue increased by $4.1 million as a result of higher labor costs, largely stemming from both the addition of new personnel and higher compensation costs. Partially offsetting these factors was a $1.3 million favorable impact from changes in foreign currency exchange rates.

Cost of product revenues
Cost of product revenues decreased $8.4 million, or 63.3%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was primarily a result of lower direct material and material transportation costs of $7.0 million coupled with an $0.8 million impact from changes in foreign currency exchange rates.
Operating Expenses
The following table compares our operating expenses for the three months ended March 31, 2023 to the three months ended March 31, 2022:

(thousands of U.S. dollars)
Operating expenses for the three months ended March 31,	2023	2022	$ Change	% Change

Selling, general and administrative expenses	$61,910	$59,542	$2,368	4.0%
Amortization of intangible assets	16,227	15,841	386	2.4%
Total operating expenses	$78,137	$75,383	$2,754	3.7%
Operating expenses accounted for approximately 35.4% and 31.8% of our consolidated net revenues for the three months ended March 31, 2023 and 2022, respectively.
SG&A
SG&A increased $2.4 million, or 4.0%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase was driven primarily by the following:
•$2.8 million increase in share-based compensation expense attributable to awards granted under the 2020 Omnibus Incentive Plan;
•$1.5 million in professional services fees largely related to business optimization projects;
•$1.0 million increase in business travel and management meetings costs; and
•$0.9 million in facility integration efforts mainly in connection with Nelson Labs' recent acquisitions.
Partially offsetting these factors was a $4.0 million decrease in litigation and other professional services expense associated with EO sterilization facilities.
  Amortization of intangible assets
Amortization of intangible assets decreased $0.4 million, or 2.4% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 due to changes in foreign currency exchange rates.
Interest Expense, Net
Interest expense, net increased $18.5 million, or 177.5%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The variance was driven by an increase in the variable interest rate driving increased interest expense of $16.8 million on borrowings previously outstanding in the same period of the prior year coupled with interest expense of $6.6 million on incremental borrowings. In addition, we recorded a $6.3 million reduction to interest expense attributable to the favorable change in fair value of interest rate derivatives not designated as hedging instruments in the first quarter of 2022 that did not recur in the first quarter of 2023. Partially offsetting this increase was a $9.5 million reduction to interest expense attributable to favorable settlements on interest rate cap contracts and a $2.6 million increase in interest income on cash and cash equivalents on deposit at financial institutions. The weighted average interest rate on our outstanding debt was 7.85% and 3.25% at March 31, 2023 and 2022, respectively.
Foreign Exchange Loss
Foreign exchange loss was $0.3 million for the three months ended March 31, 2023 compared to $0.8 million for the three months ended March 31, 2022. The change in foreign exchange loss in our Consolidated Statements of Operations and Comprehensive Income mainly relates to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities. As described in Note 16, “Financial Instruments and Financial Risk”, we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.

Other Income, Net
Other income, net was $1.3 million for the three months ended March 31, 2023 compared to $3.0 million for the three months ended March 31, 2022. The majority of the variance stemmed from a decrease in the fair value of Nordion’s embedded derivative assets in the three months ended March 31, 2023, resulting in a decrease in other income of $1.3 million from the three months ended March 31, 2022.
Provision for Income Taxes
Provision for income taxes decreased $12.1 million to a net provision of $2.6 million for the three months ended March 31, 2023, as compared to $14.6 million for the three months ended March 31, 2022. The change was primarily attributable to lower pre-tax income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, partially offset by an increase in the valuation allowance against our excess interest expense carryforward balance and the foreign rate differential. The increase in the valuation allowance was a direct result of the $408.0 million Illinois EO litigation settlement, which was paid into a settlement escrow fund on May 1, 2023. This expense will eliminate a current deduction of 2023 U.S. interest and increases the valuation allowance against our excess interest expense carryforward balance.
Provision for income taxes for the three months ended March 31, 2023 differed from the statutory rate primarily due to an increase in the partial valuation allowance against our excess interest expense carryforward balance, the impact of the foreign rate differential and non-deductible compensation expense. Provision for income taxes for the three months ended March 31, 2022 differed from the statutory rate primarily due to an increase in the partial valuation allowance against our excess interest expense carryforward balance, the impact of the foreign rate differential, and tax on Global Intangible Low Taxed Income (“GILTI”).
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended March 31, 2023 was $2.8 million, as compared to $30.6 million for the three months ended March 31, 2022. Adjusted Net Income was $38.0 million for the three months ended March 31, 2023, as compared to $60.3 million for the three months ended March 31, 2022, due to the factors described above. Adjusted EBITDA was $98.5 million for the three months ended March 31, 2023, as compared to $115.3 million for the three months ended March 31, 2022, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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
We use Adjusted Net Income and Adjusted EBITDA, non-GAAP financial measures, as the principal measures of our operating performance. Management believes Adjusted Net Income and Adjusted EBITDA are useful because they allow management to more effectively evaluate our operating performance and compare the results of our operations from period to period without the impact of certain non-cash items and non-routine items that we do not expect to continue at the same level in the future and other items that are not core to our operations. We believe that these measures are useful to our investors because they provide a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. In addition, we believe Adjusted Net Income and Adjusted EBITDA will assist investors in making comparisons to our historical operating results and analyzing the underlying performance of our operations for the periods presented. Our management also uses Adjusted Net Income and Adjusted EBITDA in its financial analysis and operational decision-making, and Adjusted EBITDA serves as the basis for the metric we utilize to determine attainment of our primary annual incentive program. Adjusted Net Income and Adjusted EBITDA may be calculated differently from, and therefore may not be comparable to, a similarly titled measure used by other companies.
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
•expenses and charges related to the litigation, settlement agreements, and other activities associated with our EO sterilization facilities, including those in Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico, even though that litigation remains ongoing;
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
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2023	2022
Net income	$2,842	$30,641
Amortization of intangible assets	20,607	20,182
Share-based compensation(a)	7,348	4,538
Loss (gain) on foreign currency and derivatives not designated as hedging instruments, net(b)	535	(6,552)
Acquisition and divestiture related charges, net(c)	592	(160)
Business optimization project expenses(d)	2,534	104
Plant closure expenses(e)	(895)	671
Professional services and other expenses relating to EO sterilization facilities(f)	16,302	18,059
Accretion of asset retirement obligations(g)	572	520
COVID-19 expenses(h)	—	103
Income tax benefit associated with pre-tax adjustments(i)	(12,392)	(7,852)
Adjusted Net Income	38,045	60,254
Interest expense, net(j)	26,540	16,750
Depreciation(k)	18,931	15,867
Income tax provision applicable to Adjusted Net Income(l)	14,952	22,478
Adjusted EBITDA(m)	$98,468	$115,349
(a)    Represents share-based compensation expense to employees and Non-Employee Directors.
(b)    Represents the effects of (i) fluctuations in foreign currency exchange rates, (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion, and (iii) unrealized gains on interest rate caps not designated as hedging instruments.
(c)    Represents (i) certain direct and incremental costs related to the acquisitions of RCA and BioScience Labs and certain related integration efforts as a result of those acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, and (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018.
(d)    Represents professional fees, contract termination and exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of acquisitions, operating structure realignment and other process enhancement projects.
(e)    Represents professional fees, severance and other payroll costs, and other costs, including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility. The three months ended March 31, 2023 includes a $1.0 million cancellation fee received from a tenant in connection with the termination of an office space lease at the Nordion facility.
(f)    Represents litigation and other professional fees associated with our EO sterilization facilities. This amount also includes $2.3 million of interest expense, net associated with Term Loan B that was issued to finance the $408.0 million cost to settle 880+ pending and threatened EO claims against the Settling Defendants in Illinois under Settlement Agreements entered into on March 28, 2023, subject to substantially all of the plaintiffs providing opt-in consents to their individual settlement allocations and dismissing their claims with prejudice. See Note 15 “Commitments and Contingencies”.
(g)    Represents non-cash accretion of asset retirement obligations related to Co-60 and gamma processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities (without regard for whether the decommissioning services would be performed by employees of Nordion, instead of by a third party) and are accreted over the life of the asset.
(h)    Represents non-recurring costs associated with the COVID-19 pandemic, including incremental costs to implement workplace health and safety measures.
(i)    Represents the income tax impact of adjustments calculated based on the tax rate applicable to each item. We eliminate the effect of tax rate changes as applied to tax assets and liabilities and unusual items from our presentation of adjusted net income.
(j)    The three months ended March 31, 2023 excludes $2.3 million of interest expense, net on Term Loan B attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement. The three months ended March 31, 2022 excludes a $6.3 million net increase in the fair value of interest rate derivatives not designated as hedging instruments recorded to interest expense.
(k)    Includes depreciation of Co-60 held at gamma irradiation sites.
(l)    Represents the difference between income tax provision or benefit as determined under U.S. GAAP and the income tax provision or benefit associated with pre-tax adjustments described in footnote (i).
(m)    $22.9 million and $19.8 million of the adjustments for the three months ended March 31, 2023 and 2022, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.
SEGMENT RESULTS OF OPERATIONS
We have three reportable segments: Sterigenics, Nordion and Nelson Labs. Our chief operating decision-maker evaluates performance and allocates resources within our business based on segment income, which excludes certain items which are included in income before tax as determined in our Consolidated Statements of Operations and Comprehensive Income. The accounting policies for our reportable segments are the same as those for the consolidated Company.
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
Results for our Nordion segment are also impacted by Co-60 mix, harvest schedules, as well as customer, product and service mix.
Nelson Labs
Our Nelson Labs business provides outsourced microbiological and analytical chemistry testing and advisory services for the medical device and pharmaceutical industries.
For more information regarding our reportable segments, please refer to Note 17, “Segment Information” to our consolidated financial statements.

Segment Results for the Three Months Ended March 31, 2023 and 2022
The following tables compare segment net revenue and segment income for the three months ended March 31, 2023 to the three months ended March 31, 2022:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2023	2022	$ Change	% Change

Net Revenues
Sterigenics	$159,997	$149,462	$10,535	7.0%
Nordion	8,551	34,002	(25,451)	(74.9%)
Nelson Labs	52,042	53,290	(1,248)	(2.3)%
Segment Income
Sterigenics	$82,840	$79,403	$3,437	4.3%
Nordion	1,526	18,903	(17,377)	(91.9)%
Nelson Labs	14,102	17,043	(2,941)	(17.3)%
Segment Income margin
Sterigenics	51.8%	53.1%
Nordion	17.8%	55.6%
Nelson Labs	27.1%	32.0%
Net Revenues by Segment
Sterigenics net revenues were $160.0 million for the three months ended March 31, 2023, an increase of $10.5 million, or 7.0%, as compared to the three months ended March 31, 2022. The increase reflects favorable impacts from pricing of 6.2% as well as volume and mix of 1.9%, partially offset by unfavorable impacts from changes in foreign currency exchange rates of 1.1%.
Nordion net revenues were $8.6 million for the three months ended March 31, 2023, a decrease of $25.5 million, or 74.9%, as compared to the three months ended March 31, 2022. The decrease was driven by an expected volume decline and change in mix due to Co-60 harvest schedule timing, and an unfavorable impact from changes in foreign exchange rates.
Nelson Labs net revenues were $52.0 million for the three months ended March 31, 2023, a decrease of $1.2 million, or 2.3%, as compared to the three months ended March 31, 2022. The decrease was attributable to volume decline and change in mix of 5.2% coupled with a 1.0% impact from changes in foreign currency exchange rates. Partially offsetting this decline was a favorable impact from pricing of 3.9%.

Segment Income
Sterigenics segment income was $82.8 million for the three months ended March 31, 2023, an increase of $3.4 million, or 4.3%, as compared to the three months ended March 31, 2022. The increase in segment income was primarily a result of favorable customer pricing as well as volume and mix, as referenced above. The decline in segment income margin was driven by the impact of current staffing levels versus the typical lighter first-quarter volume relative to the remainder of the year coupled with inflation, partially offset by the impacts of favorable pricing.
Nordion segment income was $1.5 million for the three months ended March 31, 2023, a decrease of $17.4 million, or 91.9%, as compared to the three months ended March 31, 2022. The decrease in segment income and segment income margin was driven by expected volume decline and change in mix stemming from Co-60 harvest schedule timing, as referenced above.
Nelson Labs segment income was $14.1 million for the three months ended March 31, 2023, a decrease of $2.9 million, or 17.3%, as compared to the three months ended March 31, 2022. The decrease in segment income was primarily a result of volume decline and change in mix, partially offset by favorable pricing, as referenced above. Segment income margin decline was also driven by the impact of current staffing levels versus the typical lighter first-quarter volume relative to the remainder of the year.
LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of March 31, 2023, we had $647.9 million of unrestricted cash and cash equivalents. This is an increase of $252.7 million from the balance at December 31, 2022. The increase in cash and cash equivalents was mainly attributable to $500.0 million in proceeds from the issuance of Term Loan B on February 23, 2023, partially offset by the $200.0 million paydown of the outstanding balance on the revolving credit facility. Our foreign subsidiaries held cash of approximately $140.2 million at March 31, 2023 and $158.3 million at December 31, 2022, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.

On February 23, 2023, we entered into the First Lien Credit Agreement (the “2023 Credit Agreement”), which provides for, among other things, a new Term Loan B facility in an aggregate principal amount of $500.0 million and bears interest, at the Company’s option, at a variable rate per annum equal to either (x) the Term SOFR Rate (as defined in the 2023 Credit Agreement) plus an applicable margin of 3.75% or (y) an alternative base rate (“ABR”) plus an applicable margin of 2.75%. The 2023 Credit Agreement is secured on a first priority basis on substantially all of our assets and is guaranteed by certain of our subsidiaries. It is prepayable without premium or penalty at any time six months after the closing date. The principal balance shall be paid at 1% of the aggregate principal amount ($5.0 million) per year, with the balance due at the end of 2026. The Company used the proceeds of this debt to fund a previously announced $408.0 million EO litigation settlement in Cook County, Illinois on May 1, 2023 and pay down existing borrowings under the Company’s revolving credit facility. In addition, the Company plans to use the remaining proceeds to further enhance liquidity and for general corporate purposes.

Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements, including debt service on our long-term debt, make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs for at least the next 12 months. Our primary long-term liquidity requirements beyond the next 12 months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of March 31, 2023, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of March 31, 2023, our interest rate caps limit our cash flow exposure related to LIBOR for the total principal amount outstanding on our variable rate borrowings under the Term Loan. Refer to Note 16, “Financial Instruments and Financial Risk” under the heading “Derivative Instruments” for additional information regarding the interest rate caps used to manage economic risks associated with our variable rate borrowings.

Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the three months ended March 31, 2023, our capital expenditures amounted to $45.0 million, compared to $35.5 million for the three months ended March 31, 2022.
 Cash Flow Information
Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

(thousands of U.S. dollars)	2023	2022
Net Cash Provided by (Used in):
Operating activities	$33,871	$49,967
Investing activities	(44,968)	(35,483)
Financing activities	273,916	(449)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,067	487
Net increase in cash and cash equivalents, including restricted cash, during the period	$263,886	$14,522
Operating activities
Cash flows provided by operating activities decreased $16.1 million to net cash provided of $33.9 million for the three months ended March 31, 2023 compared to $50.0 million for the three months ended March 31, 2022. The decrease in cash flows from operating activities in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was driven primarily by a decrease in operating income of $20.1 million, partially offset by a decrease in cash used for working capital of $9.9 million.
Investing activities
Cash used in investing activities increased $9.5 million to net cash used of $45.0 million for the three months ended March 31, 2023 compared to $35.5 million for the three months ended March 31, 2022.The variance was primarily driven by an increase in capital expenditures of $9.5 million in the first quarter of 2023 compared to the first quarter of 2022.
Financing activities
Cash provided by financing activities increased $274.4 million to net cash used of $273.9 million for the three months ended March 31, 2023 compared to $0.4 million for the three months ended March 31, 2022. The difference was mainly attributable to $500.0 million in proceeds from the issuance of Term Loan B on February 23, 2023, partially offset by the $200.0 million paydown of the outstanding balance on the revolving credit facility and the payment of $24.5 million of debt issuance costs incurred in connection with the issuance of Term Loan B and revolving credit facility amendment in the three months ended March 31, 2023, as described in “Debt Facilities” below. Financing activities for the three months ended March 31, 2022 were insignificant.
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Revolving Credit Facility and Term Loan mature on June 13, 2026 and December 13, 2026, respectively. After giving effect to the Revolving Credit Facility Amendment (defined below), the total borrowing capacity under the Revolving Credit Facility is $423.8 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of March 31, 2023 and December 31, 2022, total borrowings under the Term Loan were $1,763.1 million. The weighted average interest rate on borrowings under the Term Loan for the three months ended March 31, 2023 and March 31, 2022 was 7.44% and 3.25%, respectively.

On February 23, 2023, we entered into the First Lien Credit Agreement (the “2023 Credit Agreement”), which provides for, among other things, a new Term Loan B facility in an aggregate principal amount of $500.0 million and bears interest, at the Company’s option, at a variable rate per annum equal to either (x) the Term SOFR Rate (as defined in the 2023 Credit Agreement) plus an applicable margin of 3.75% or (y) an alternative base rate (“ABR”) plus an applicable margin of 2.75%. The 2023 Credit Agreement is secured on a first priority basis on substantially all of our assets and is guaranteed by certain of our subsidiaries. It is prepayable without premium or penalty at any time six months after the closing date. The principal balance shall be paid at 1% of the aggregate principal amount ($5.0 million) per year, with the balance due at the end of 2026. The Company used the proceeds of this debt to fund a previously announced $408.0 million EO litigation settlement in Cook County, Illinois and pay down the $200.0 million of existing borrowings under the Revolving Credit Facility concurrent with the funding of this loan on February 23, 2023. In addition, the Company plans to use the remaining proceeds to further enhance liquidity and for general corporate purposes. The weighted average interest rate on borrowings under Term Loan B for the three months ended March 31, 2023 was 8.82%.

On March 21, 2023, the Company entered into the Revolving Credit Facility Amendment, which provides for an increase in the commitments under the existing Revolving Credit Facility in an aggregate principal amount of $76.3 million. In addition, certain of the lenders providing revolving credit commitments have provided additional commitments for the issuance of the letters of credit under the Revolving Credit Facility in an aggregate principal amount of $165.1 million. The Revolving Credit Facility Amendment also provides for the replacement of the LIBOR-based reference interest rate option for revolving loans with a reference rate option based upon the Term Secured Overnight Financing Rate (“Term SOFR”) or Daily Simple SOFR (“Daily SOFR”) plus an applicable credit spread adjustment of 0.1% (subject to a minimum floor of 0.0%). After giving effect to the Revolving Credit Facility Amendment, the aggregate amount of the Lenders' revolving commitments is $423.8 million and the aggregate amount of letter of credit commitments is $361.3 million. Letter of credit commitments are part of and not in addition to the aggregate revolving commitments. The maturity date of the Revolving Credit Facility remains June 13, 2026. As of March 31, 2023 there were no borrowings outstanding on the Revolving Credit Facility. The Company borrowed $200.0 million on the revolving credit facility during the fourth quarter of 2022, which was repaid in the first quarter of 2023, as noted above. The weighted average interest rate on outstanding borrowings under the Revolving Credit Facility for the three months ended March 31, 2023 was 7.47%.
The Senior Secured Credit Facilities and 2023 Credit Agreement contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and 2023 Credit Agreement. The Senior Secured Credit Facilities and 2023 Credit Agreement also contain certain customary affirmative covenants and events of default, including upon a change of control. An event of default under the Senior Secured Credit Facilities and 2023 Credit Agreement would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of $100.0 million, which judgment or judgments are not stayed or remain undischarged for a period of 60 consecutive days or if, in order to enforce such a judgment, a judgment creditor attached or levied upon assets that are material to the business and operations, taken as a whole, of the Company and certain of its subsidiaries. As of March 31, 2023, we were in compliance with all Senior Secured Credit Facilities and 2023 Credit Agreement covenants.
All of SHH’s obligations under the Senior Secured Credit Facilities and 2023 Credit Agreement are unconditionally guaranteed by the Company and each existing and subsequently acquired or organized direct or indirect wholly-owned domestic restricted subsidiary of the Company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences. All obligations under the Senior Secured Credit Facilities and 2023 Credit Agreement, and the guarantees of such obligations, are secured by substantially all assets of the borrower and guarantors, subject to permitted liens and other exceptions and exclusions, as outlined in the Senior Secured Credit Facilities and 2023 Credit Agreement.
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of March 31, 2023, the Company had $65.1 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $358.7 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in LIBOR and SOFR. For additional information on the derivative instruments described above, refer to Note 16, “Financial Instruments and Financial Risk”, “Derivatives Instruments.”

Publication of all U.S. LIBOR tenors will cease after June 30, 2023. The most likely replacement benchmark is expected to be the Secured Overnight Financing Rate ("SOFR"), which has been recommended by financial regulators in the United States. We have identified our LIBOR-based exposure in our debt and outstanding interest rate derivative agreements and have addressed the LIBOR transition for those contracts. In accordance with ASC 848 Reference Rate Reform, we have elected to apply certain optional expedients for contract modifications and hedging relationships for derivative instruments impacted by the benchmark interest rate transition. The optional expedients remove the requirement to remeasure contract modifications or dedesignate hedging relationships impacted by reference rate reform.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates made in connection with the preparation of the financial statements is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in critical accounting policies, management estimates or accounting policies since the year ended December 31, 2022.
NEW ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements applicable to our business, see Note 2, “Recent Accounting Standards” to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022. These market risks have not materially changed for the three months ended March 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon their evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Proceedings Described in Note 15 “Commitments and Contingencies” of Our Consolidated Financial Statements
Note 15, “Commitments and Contingencies” to our consolidated financial statements for the three months ended March 31, 2023 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 15 “Commitments and Contingencies” for information regarding the following legal proceedings, which information is incorporated into this item by reference:

•Ethylene Oxide Tort Litigation – Illinois, Georgia and New Mexico;
•New Mexico Attorney General Litigation; and
•Sotera Health Company Securities Litigation.
Legal Proceedings That Are Not Described in Note 15 “Commitments and Contingencies” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 15 “Commitments and Contingencies” to our consolidated financial statements for the three months ended March 31, 2023 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matter also constitutes a pending legal proceeding, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
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
An escrow account was established in 2011 to satisfy indemnity claims for losses related to this matter. The balance of special escrow funds as of March 31, 2023, was approximately US$1.8 million and additional cash collateral held by ABN Amro to provide security for the claims was approximately €2.4 million (US$2.6 million) as of March 31, 2023. At this time, we believe the indemnification receivable continues to be recoverable and plan to ensure escrow funds remain in place to cover outcomes of an appeal.

While we have received letters from a small number of individuals claiming to live or work in the vicinity of the Zoetermeer facility, no civil claims have been filed against DEROSS or us. It is possible that these or other individuals living in the vicinity of the Zoetermeer facility may file civil claims at some time in the future. We have not provided for a contingency reserve in connection with any civil claims as we are unable to determine the probability of an unfavorable outcome and no reasonable estimate of a loss or range of losses, if any, can be made.
Item 1A. Risk Factors.
The risk factor titled “We are subject to extensive regulatory requirements and routine regulatory audits in our operations. …” included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 is hereby updated by adding at the end thereof the paragraph immediately below. Other than such addition, the text of the risk factor is unchanged.

In April 2023, the US Environmental Protection Agency (“USEPA”) proposed stricter EO regulations based on the 2016 IRIS Assessment, including (1) a proposed interim decision under the Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) that sets forth measures designed to mitigate EO exposure, in particular for workers exposed to EO in occupational settings, and (2) proposed amendments to the National Emission Standards for Hazardous Air Pollutants (NESHAP) that would require commercial EO sterilizers to implement additional air pollution control technologies, practices and procedures designed to further reduce EO emissions from EO facilities. These April 2023 proposals contain a number of proposed requirements that are inconsistent with existing industry practices and set forth proposed implementation timelines that would be difficult to meet at existing facilities for some of the proposed requirements; however, the proposals are currently undergoing public review and comment, which may lead to clarifications and revisions in the final USEPA regulations. Although we have been implementing enhancements at our EO sterilization facilities in the United States that we expect will facilitate our ability to meet many of the proposed requirements, certain facets of the proposed requirements are untested or not widely adopted at existing EO sterilization facilities. We are in the early stages of assessing the extent to which the proposals in their current form might require additional modifications and capital costs or might be unachievable at existing EO facilities throughout the industry.

Item 6. Exhibits.
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No	Description of Exhibits	Form	File No.	Exhibit	Filing Date	Furnished/Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
10.1	Incremental Facility Amendment No. 2, dated as of March 21, 2023, to the First Lien Credit Agreement dated as of December 13, 2019 by and among Sotera Health Company, Sotera Health Holdings, LLC, certain subsidiaries of Sotera Health Company, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and the lenders and issuing banks party thereto	8-K	001-39729	10.1	2023-03-22
10.2	Settlement Agreement dated as of March 28, 2023 by and among Sotera Health LLC, Sterigenics U.S., LLC and Plaintiffs’ Counsel (Illinois Ethylene Oxide Tort Litigation)					*
10.3	Willowbrook Group Settlement Agreement dated as of March 28, 2023 by and among Sotera Health LLC, Sterigenics U.S., LLC and Plaintiff's Executive Committee (Illinois Ethylene Oxide Tort Litigation)					*
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed Herewith
**    Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOTERA HEALTH COMPANY

By:	/s/ Michael F. Biehl
Name:	Michael F. Biehl
Title:	Interim Chief Financial Officer
(Principal Financial Officer)
Date: May 3, 2023