Form 10-Q
period 2023-06-30
Sotera Health Co
filed 2023-08-03
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of July 27, 2023, there were 282,615,723 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

SOTERA HEALTH COMPANY
- TABLE OF CONTENTS -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:
•any disruption in the availability or supply of, or increases in the price of, ethylene oxide (“EO”), Cobalt-60 (“Co-60”) or our other direct materials, services and supplies, including as a result of geopolitical instability and sanctions arising from United States, Canadian, United Kingdom or European Union relations with Russia;
•foreign currency exchange rates and changes in those rates;
•changes in environmental, health and safety regulations or preferences, and general economic, social and business conditions;
•health and safety risks associated with the use, storage, transportation and disposal of potentially hazardous materials such as EO and Co-60;
•the impact and outcome of current and future legal proceedings and liability claims, including litigation related to purported exposure to emissions of EO from our facilities in Illinois, Georgia and New Mexico and the possibility that other claims will be made in the future relating to these or other facilities;
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
•severe health events, such as the COVID-19 pandemic, or environmental events;
•cyber security breaches, unauthorized data disclosures, and our dependence on information technology systems;
•any inability to pursue strategic transactions or find suitable acquisition targets, or our failure to integrate strategic acquisitions successfully into our business;
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
•adverse changes to our tax positions in U.S. or non-U.S. jurisdictions, the interpretation and application of recent U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations; and
•our significant leverage and how this significant leverage could adversely affect our ability to raise additional capital, limit our ability to react to changes in the economy or our industry, limit our flexibility in operating our business through restrictions contained in our debt agreements and/or prevent us from meeting our obligations under our existing and future indebtedness.

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
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under Part II, Item 1A, “Risk Factors,” as well as Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). If any of these trends, risks or uncertainties actually occur or continue, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
Unless expressly indicated or the context requires otherwise, the terms “Sotera Health,” “Company,” “we,” “us,” and “our” in this document refer to Sotera Health Company, a Delaware corporation, and, where appropriate, its subsidiaries on a consolidated basis.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$262,700	$395,214
Restricted cash short-term	7,790	1,080
Accounts receivable, net of allowance for uncollectible accounts of $1,965 and $1,871, respectively	117,307	118,482
Inventories, net	42,102	37,145
Prepaid expenses and other current assets	90,910	80,995
Income taxes receivable	25,883	12,094
Total current assets	546,692	645,010
Property, plant, and equipment, net	859,138	774,527
Operating lease assets	25,179	26,481
Deferred income taxes	4,157	4,101
Post-retirement assets	39,004	35,570
Other assets	34,082	38,983
Other intangible assets, net	456,120	491,265
Goodwill	1,110,498	1,101,768
Total assets	$3,074,870	$3,117,705
Liabilities and equity
Current liabilities:
Accounts payable	$55,580	$74,139
Accrued liabilities	103,450	490,130
Deferred revenues	13,840	12,140
Current portion of long-term debt	5,225	197,119
Current portion of finance lease obligations	8,605	1,722
Current portion of operating lease obligations	7,111	7,554
Current portion of asset retirement obligations	793	2,896
Income taxes payable	5,726	5,867
Total current liabilities	200,330	791,567
Long-term debt	2,221,987	1,747,115
Finance lease obligations, less current portion	61,283	56,955
Operating lease obligations, less current portion	20,538	21,577
Noncurrent asset retirement obligations	44,492	42,586
Deferred lease income	19,045	18,902
Post-retirement obligations	8,008	7,910
Noncurrent liabilities	12,626	12,831
Deferred income taxes	68,194	68,024
Total liabilities	2,656,503	2,767,467
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at June 30, 2023 and December 31, 2022	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 authorized; no shares issued at June 30, 2023 and December 31, 2022	—	—
Treasury stock, at cost (3,493 and 3,616 shares at June 30, 2023 and December 31, 2022, respectively)	(28,700)	(29,775)
Additional paid-in capital	1,202,972	1,189,622
Retained deficit	(679,461)	(705,816)
Accumulated other comprehensive loss	(79,304)	(106,653)
Total equity	418,367	350,238
Total liabilities and equity	$3,074,870	$3,117,705
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Service	$226,050	$221,529	$440,560	$427,747
Product	29,232	45,110	35,312	75,646
Total net revenues	255,282	266,639	475,872	503,393
Cost of revenues:
Service	103,900	98,407	208,110	192,983
Product	11,794	17,836	16,671	31,139
Total cost of revenues	115,694	116,243	224,781	224,122
Gross profit	139,588	150,396	251,091	279,271
Operating expenses:
Selling, general and administrative expenses	60,287	63,132	122,197	122,674
Amortization of intangible assets	16,097	15,769	32,324	31,610
Total operating expenses	76,384	78,901	154,521	154,284
Operating income	63,204	71,495	96,570	124,987
Interest expense, net	30,728	14,044	59,598	24,448
Impairment of investment in unconsolidated affiliate	—	9,613	—	9,613
Foreign exchange loss (gain)	465	(755)	812	33
Other (income) expense, net	(2,474)	485	(3,727)	(2,482)
Income before income taxes	34,485	48,108	39,887	93,375
Provision for income taxes	10,972	17,690	13,532	32,316
Net income	23,513	30,418	26,355	61,059
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $6, $179, $(11), and $87, respectively)	18	532	(33)	258
Interest rate derivatives (net of taxes of $1,036, $1,241, $(2,360) and $3,350, respectively)	4,002	3,178	(5,249)	9,357
Foreign currency translation	21,374	(46,038)	32,631	(31,063)
Comprehensive income (loss)	$48,907	$(11,910)	$53,704	$39,611
Earnings per share:
Basic	$0.08	$0.11	$0.09	$0.22
Diluted	0.08	0.11	0.09	0.22
Weighted average number of shares outstanding:
Basic	280,893	279,990	280,793	279,910
Diluted	283,147	280,171	283,040	280,038
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$26,355	$61,059
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	37,920	31,611
Amortization of intangible assets	41,108	41,378
Impairment of investment in unconsolidated affiliate	—	9,613
Deferred income taxes	315	10,416
Share-based compensation expense	15,661	10,339
Accretion of asset retirement obligations	1,127	1,118
Unrealized foreign exchange losses	4,601	1,274
Unrealized gains on derivatives not designated as hedging instruments	(747)	(8,029)
Amortization of debt issuance costs	4,112	2,836
Other	(2,623)	(4,043)
Changes in operating assets and liabilities:
Accounts receivable	2,549	(13,921)
Inventories	(3,877)	14,012
Other current assets	(9,220)	(6,683)
Accounts payable	(20,325)	(9,993)
Accrued liabilities	22,273	(11,869)
Illinois EO litigation settlement	(407,712)	—
Income taxes payable / receivable, net	(14,067)	(15,968)
Other liabilities	(512)	(468)
Other long-term assets	358	(4,426)
Net cash provided by (used in) operating activities	(302,704)	108,256
Investing activities:
Purchases of property, plant and equipment	(98,134)	(71,642)
Adjustment to purchase of Regulatory Compliance Associates Inc.	—	450
Other investing activities	32	—
Net cash used in investing activities	(98,102)	(71,192)
Financing activities:
Proceeds from long-term borrowings	500,000	—
Payment of revolving credit facility	(200,000)	—
Payments of debt issuance costs and debt discount	(24,672)	(27)
Other financing activities	(2,122)	(1,056)
Net cash provided by (used in) financing activities	273,206	(1,083)
Effect of exchange rate changes on cash and cash equivalents	1,796	(2,287)
Net increase (decrease) in cash and cash equivalents, including restricted cash	(125,804)	33,694
Cash and cash equivalents, including restricted cash, at beginning of period	396,294	106,924
Cash and cash equivalents, including restricted cash, at end of period	$270,490	$140,618
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$78,352	$42,057
Cash paid during the period for income taxes, net of tax refunds received	27,590	37,340
Purchases of property, plant and equipment included in accounts payable	16,986	17,923
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2023
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at March 31, 2023	282,516	$2,860	$(29,420)	$1,195,357	$(702,974)	$(104,698)	$361,125
Share-based compensation plans	28	—	720	7,615	—	—	8,335
Comprehensive income (loss):							—
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	18	18
Foreign currency translation	—	—	—	—	—	21,374	21,374
Interest rate derivatives, net of tax	—	—	—	—	—	4,002	4,002
Net income	—	—	—	—	23,513	—	23,513
Balance at June 30, 2023	282,544	$2,860	$(28,700)	$1,202,972	$(679,461)	$(79,304)	$418,367

	Six Months Ended June 30, 2023
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2022	282,421	$2,860	$(29,775)	$1,189,622	$(705,816)	$(106,653)	$350,238
Share-based compensation plans	123	—	1,075	13,350	—	—	14,425
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(33)	(33)
Foreign currency translation	—	—	—	—	—	32,631	32,631
Interest rate derivatives, net of tax	—	—	—	—	—	(5,249)	(5,249)
Net income	—	—	—	—	26,355	—	26,355
Balance at June 30, 2023	282,544	$2,860	$(28,700)	$1,202,972	$(679,461)	$(79,304)	$418,367
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity (continued)
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2022
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at March 31, 2022	282,930	$2,860	$(33,536)	$1,177,097	$(441,605)	$(62,686)	$642,130
Share-based compensation plans	(28)	—	882	4,898	—	—	5,780
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	532	532
Foreign currency translation	—	—	—	—	—	(46,038)	(46,038)
Interest rate derivatives, net of tax	—	—	—	—	—	3,178	3,178
Net income	—	—	—	—	30,418	—	30,418
Balance at June 30, 2022	282,902	$2,860	$(32,654)	$1,181,995	$(411,187)	$(105,014)	$636,000

	Six Months Ended June 30, 2022
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2021	282,985	$2,860	$(33,545)	$1,172,593	$(472,246)	$(83,566)	$586,096
Share-based compensation plans	(83)	—	891	9,402	—	—	10,293
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	258	258
Foreign currency translation	—	—	—	—	—	(31,063)	(31,063)
Interest rate derivatives, net of tax	—	—	—	—	—	9,357	9,357
Net income	—	—	—	—	61,059	—	61,059
Balance at June 30, 2022	282,902	$2,860	$(32,654)	$1,181,995	$(411,187)	$(105,014)	$636,000
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
Interim Financial Statements – The accompanying consolidated financial statements include the assets, liabilities, operating results, and cash flows of the Company and its wholly owned subsidiaries. These financial statements are prepared in accordance with GAAP for interim financial information, the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes in our 2022 Form 10-K.
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
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three and six months ended June 30, 2023 and 2022:

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)	Three Months Ended June 30, 2023
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$166,590	$30,653	$—	$197,243
Over time	—	1,322	56,717	58,039
Total	$166,590	$31,975	$56,717	$255,282

(thousands of U.S. dollars)	Three Months Ended June 30, 2022
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$157,792	$46,386	$—	$204,178
Over time	—	4,092	58,369	62,461
Total	$157,792	$50,478	$58,369	$266,639

(thousands of U.S. dollars)	Six Months Ended June 30, 2023
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$326,587	$38,241	$—	$364,828
Over time	—	2,285	108,759	111,044
Total	$326,587	$40,526	$108,759	$475,872

(thousands of U.S. dollars)	Six Months Ended June 30, 2022
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$307,254	$79,671	$—	$386,925
Over time	—	4,809	111,659	116,468
Total	$307,254	$84,480	$111,659	$503,393
Contract Balances
As of June 30, 2023, and December 31, 2022, contract assets included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheets totaled approximately $18.8 million and $19.8 million, respectively, resulting from revenue recognized over time in excess of the amount billed to the customer.
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $13.8 million and $12.1 million at June 30, 2023 and December 31, 2022, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
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
The purchase price of RCA was allocated to the underlying assets acquired and liabilities assumed based upon management's estimated fair values at the date of acquisition. As of June 30, 2023, approximately $25.3 million of goodwill was recorded related to the RCA acquisition, representing the excess of the purchase price over the estimated fair values of all of the assets acquired and liabilities assumed. We also recorded $6.4 million of finite-lived intangible assets, primarily related to customer relationships. We funded this acquisition using available cash. The acquisition price and the results of operations for this acquired entity are not material in relation to our consolidated financial statements.

Sotera Health Company
Notes to Consolidated Financial Statements
5.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
	June 30, 2023	December 31, 2022
Raw materials and supplies	$36,600	$36,402
Work-in-process	881	584
Finished goods	4,739	276
	42,220	37,262
Reserve for excess and obsolete inventory	(118)	(117)
Inventories, net	$42,102	$37,145
6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
	June 30, 2023	December 31, 2022
Prepaid taxes	$27,814	$26,598
Prepaid business insurance	4,904	9,964
Prepaid rent	1,083	998
Customer contract assets	18,800	19,777
Insurance and indemnification receivables	2,039	3,724
Current deposits	422	660
Prepaid maintenance contracts	683	324
Value added tax receivable	3,561	1,640
Prepaid software licensing	2,873	1,832
Stock supplies	3,640	3,656
Embedded derivatives	1,551	2,721
Interest receivable - interest rate cap settlement	7,596	—
Interest receivable - Illinois EO litigation settlement funds(a)	1,319	—
Other	14,625	9,101
Prepaid expenses and other current assets	$90,910	$80,995
(a)Represents interest receivable on funds on deposit in a settlement escrow fund that was used to pay all settlement fees and expenses and cash payments to the Eligible Claimants participating in the Illinois EO litigation settlement. Refer to Note 15, “Commitments and Contingencies”.
7.Goodwill and Other Intangible Assets
Changes to goodwill during the six months ended June 30, 2023 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2022	$657,458	$270,966	$173,344	$1,101,768
Changes due to foreign currency exchange rates	2,156	6,014	560	8,730
Goodwill at June 30, 2023	$659,614	$276,980	$173,904	$1,110,498

Sotera Health Company
Notes to Consolidated Financial Statements
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of June 30, 2023
Finite-lived intangible assets
Customer relationships	$656,345	$454,212
Proprietary technology	84,710	53,332
Trade names	2,568	965
Land-use rights	8,542	1,705
Sealed source and supply agreements	208,958	101,347
Other	4,518	2,453
Total finite-lived intangible assets	965,641	614,014

Indefinite-lived intangible assets
Regulatory licenses and other(a)	78,699	—
Trade names / trademarks	25,794	—
Total indefinite-lived intangible assets	104,493	—
Total	$1,070,134	$614,014

As of December 31, 2022	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$652,811	$422,277
Proprietary technology	86,054	50,952
Trade names	2,553	701
Land-use rights	8,986	1,683
Sealed source and supply agreements	204,391	93,034
Other	4,469	1,979
Total finite-lived intangible assets	959,264	570,626

Indefinite-lived intangible assets
Regulatory licenses and other(a)	76,978	—
Trade names / trademarks	25,649	—
Total indefinite-lived intangible assets	102,627	—
Total	$1,061,891	$570,626
(a)Includes certain transportation certifications, a class 1B nuclear license and other intangibles related to obtaining such licensure. These assets are considered indefinite-lived as the decision for renewal by the Canadian Nuclear Safety Commission is highly based on a licensee’s previous assessments, reported incidents, and annual compliance and inspection results. New applications for license can take a significant amount of time and cost; whereas an existing licensee with a historical record of compliance and current operating conditions more than likely ensures renewal for another 10-year license period as Nordion has demonstrated over its 75 years of history.
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for other intangible assets was $20.5 million ($4.4 million is included in “Cost of revenues” and $16.1 million in “Amortization of intangible assets”) and $41.1 million ($8.8 million is included in “Cost of revenues” and $32.3 million in “Amortization of intangible assets”) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023, respectively.

Sotera Health Company
Notes to Consolidated Financial Statements
Amortization expense for other intangible assets was $21.2 million ($5.4 million is included in “Cost of revenues” and $15.8 million in “Amortization of intangible assets”) and $41.4 million ($9.8 million is included in “Cost of revenues” and $31.6 million in “Amortization of intangible assets”) in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022, respectively.
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2023	$40,372
2024	80,050
2025	42,671
2026	22,492
2027	21,416
Thereafter	144,626
Total	$351,627
The weighted-average remaining useful life of the finite-lived intangible assets was approximately nine years as of June 30, 2023.
8.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	June 30, 2023	December 31, 2022
Accrued employee compensation	$32,385	$32,936
Illinois EO litigation settlement reserve	288	408,000
Legal reserves	2,954	3,776
Accrued interest expense	30,591	23,291
Embedded derivatives	1,613	3,508
Professional fees	23,259	6,436
Accrued utilities	1,998	1,906
Insurance accrual	2,253	2,392
Accrued taxes	3,070	2,567
Other	5,039	5,318
Accrued liabilities	$103,450	$490,130

Sotera Health Company
Notes to Consolidated Financial Statements
9.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of June 30, 2023	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Term loan, due 2026	$1,763,100	$(1,911)	$(12,013)	1,749,176
Term loan B, due 2026	500,000	(8,354)	(14,059)	477,587
Other long-term debt	450	(1)	—	449
	2,263,550	(10,266)	(26,072)	2,227,212
Less current portion	5,450	(84)	(141)	5,225
Long-term debt	$2,258,100	$(10,182)	$(25,931)	$2,221,987

(thousands of U.S. dollars)
As of December 31, 2022	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Term loan, due 2026	$1,763,100	$(2,140)	$(13,845)	1,747,115
Revolving credit facility	200,000	(3,328)	$—	196,672
Other long-term debt	450	(3)	$—	447
	1,963,550	(5,471)	(13,845)	1,944,234
Less current portion	$200,450	$(3,331)	$—	$197,119
Long-term debt	$1,763,100	$(2,140)	$(13,845)	$1,747,115
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Term Loan matures on December 13, 2026. After giving effect to the Revolving Credit Facility Amendment (defined below), the total borrowing capacity under the Revolving Credit Facility is $423.8 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of June 30, 2023 and December 31, 2022, total borrowings under the Term Loan were $1,763.1 million. The weighted average interest rate on borrowings under the Term Loan for the three months ended June 30, 2023 and June 30, 2022 was 7.89% and 3.53%, respectively, and 7.66% and 3.39% for the six months ended June 30, 2023 and June 30, 2022, respectively.

On February 23, 2023, we entered into the First Lien Credit Agreement (the “2023 Credit Agreement”), which provides for, among other things, a new Term Loan B facility (the “2023 Term Loan”) in an aggregate principal amount of $500.0 million and bears interest, at the Company’s option, at a variable rate per annum equal to either (x) the Term Secured Overnight Financing Rate (“Term SOFR”) (as defined in the 2023 Credit Agreement) plus an applicable margin of 3.75% or (y) an alternative base rate (“ABR”) plus an applicable margin of 2.75%. The 2023 Credit Agreement is secured on a first priority basis on substantially all of our assets and is guaranteed by certain of our subsidiaries. It is prepayable without premium or penalty at any time six months after the closing date. The principal balance shall be paid at 1% of the aggregate principal amount ($5.0 million) per year, with the balance due at the end of 2026. The Company used the proceeds of the 2023 Term Loan to fund a previously announced $408.0 million EO litigation settlement in Cook County, Illinois and pay down the $200.0 million of existing borrowings under the Revolving Credit Facility concurrent with the funding of the 2023 Term Loan on February 23, 2023. In addition, the Company plans to use the remaining proceeds to further enhance liquidity and for general

Sotera Health Company
Notes to Consolidated Financial Statements
corporate purposes. The weighted average interest rate on borrowings under the 2023 Term Loan for the three and six months ended June 30, 2023 was 8.82%.

On March 21, 2023, the Company entered into an Incremental Facility Amendment to the Credit Agreement (“Revolving Credit Facility Amendment”), which provides for an increase in the commitments under the existing Revolving Credit Facility in an aggregate principal amount of $76.3 million. In addition, certain of the lenders providing revolving credit commitments provided additional commitments for the issuance of the letters of credit under the Revolving Credit Facility in an aggregate principal amount of $165.1 million. The Revolving Credit Facility Amendment also provides for the replacement of the reference interest rate option for Revolving Loans from London Interbank Offered Rate (“LIBOR”) to SOFR plus an applicable credit spread adjustment of 0.10% (subject to a minimum floor of 0.00%). After giving effect to the Revolving Credit Facility Amendment, the aggregate amount of the Lenders’ Revolving Commitments is $423.8 million. The maturity date of the Revolving Credit Facility remains June 13, 2026. The Company borrowed $200.0 million under the Revolving Credit Facility during the fourth quarter of 2022, which was repaid in the first quarter of 2023, as noted above. As of June 30, 2023, there were no borrowings outstanding under the Revolving Credit Facility.
The Senior Secured Credit Facilities and 2023 Credit Agreement contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and 2023 Credit Agreement. The Senior Secured Credit Facilities and 2023 Credit Agreement also contain certain customary affirmative covenants and events of default, including upon a change of control. An event of default under the Senior Secured Credit Facilities and 2023 Credit Agreement would occur if the Company or certain of its subsidiaries received one or more enforceable judgment for payment in an aggregate amount in excess of $100.0 million, which judgment or judgments are not stayed or remain undischarged for a period of 60 consecutive days or if, in order to enforce such a judgment, a judgment creditor attached or levied upon assets that are material to the business and operations, taken as a whole, of the Company and certain of its subsidiaries. As of June 30, 2023, we were in compliance with all of the Senior Secured Credit Facilities and 2023 Credit Agreement covenants.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of June 30, 2023, the Company had $51.7 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $372.1 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to eliminate the variability of cash flows in the interest payments associated with our variable rate debt due to changes in LIBOR (up to June 22, 2023) and Term SOFR. For additional information on the derivative instruments described above, refer to Note 16, “Financial Instruments and Financial Risk”, “Derivative Instruments.”
LIBOR Transition
Publication of all U.S. LIBOR tenors ceased after June 30, 2023. To align with the market phaseout of LIBOR, SHH entered into an amendment to the Senior Secured Credit Facilities to replace the LIBOR-based reference interest rate option under the Term Loan with a reference interest rate option based on Term SOFR plus an applicable credit spread adjustment of 0.11448% (for one-month interest periods), 0.26161% (for three-month interest periods) and 0.42826% (for six-month interest periods) (in all cases, subject to a minimum floor of 0.50%).

Sotera Health Company
Notes to Consolidated Financial Statements
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
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of June 30, 2023, are as follows:

(thousands of U.S. dollars)
2023	$2,950
2024	5,000
2025	5,000
2026	2,250,600
2027	—
Thereafter	—
Total	$2,263,550
10.Income Taxes
Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and the taxing jurisdictions where the earnings will occur, the impact of state and local taxes, our ability to utilize tax credits and net operating loss carryforwards and available tax planning alternatives. Our effective tax rates were 31.8% and 33.9% for the three and six months ended June 30, 2023, respectively, compared to 36.8% and 34.6% for the three and six months ended June 30, 2022, respectively.
Income tax expense for the three months ended June 30, 2023 differed from the statutory rate primarily due to the impact of the foreign rate differential, the valuation allowance attributable to the limitation on the deductibility of interest expense, and global intangible low-tax income (“GILTI”). Income tax expense for the three months ended June 30, 2022 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential, and GILTI.
Income tax expense for the six months ended June 30, 2023 differed from the statutory rate primarily due to the impact of the foreign rate differential, the valuation allowance attributable to the limitation on the deductibility of interest expense and GILTI, partially offset by a benefit for state income taxes. Income tax expense for the six months ended June 30, 2022 differed from the statutory rate primarily due to a net increase in the foreign rate differential and GILTI.
11.Employee Benefits
The Company sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution pension plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined benefit pension plan
The following defined benefit pension plan disclosure relates to Nordion. Certain immaterial foreign defined benefit pension plans have been excluded from the table below. The interest cost, expected return on plan assets and amortization of net actuarial gain are recorded in “Other expense (income), net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive

Sotera Health Company
Notes to Consolidated Financial Statements
Income (Loss). The components of net periodic pension benefit for the defined benefit plan for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2023	2022	2023	2022
Service cost	$132	$247	$263	$496
Interest cost	2,742	1,889	5,466	3,792
Expected return on plan assets	(4,046)	(3,676)	(8,065)	(7,380)
Net periodic benefit	$(1,172)	$(1,540)	$(2,336)	$(3,092)
Other benefit plans
Other benefit plans disclosed below relate to Nordion and include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. Certain immaterial other foreign benefit plans have been excluded from the table below. All but one non-pension post-employment benefit plans are unfunded. The components of net periodic benefit cost for the other benefit plans for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2023	2022	2023	2022
Service cost	$2	$4	$4	$8
Interest cost	90	65	180	130
Amortization of net actuarial gain	(44)	(2)	(88)	(4)
Net periodic benefit cost	$48	$67	$96	$134
We currently expect funding requirements of approximately $0.3 million in each of the next five years to fund the regulatory solvency deficit, as defined by Canadian federal regulation, which requires solvency testing on defined benefit pension plans.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of June 30, 2023, and December 31, 2022, we had letters of credit outstanding relating to the defined benefit plans totaling $43.7 million and $44.1 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.
12.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.

Sotera Health Company
Notes to Consolidated Financial Statements
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – April 1, 2023	$3,158		$(119,948)	$12,092		$(104,698)
Other comprehensive income (loss) before reclassifications	62		21,374	10,950		32,386
Amounts reclassified from accumulated other comprehensive income (loss)	(44)	(a)	—	(6,948)	(b)	(6,992)
Net current-period other comprehensive income (loss)	18		21,374	4,002		25,394
Ending balance – June 30, 2023	$3,176		$(98,574)	$16,094		$(79,304)

Beginning balance – January 1, 2023	$3,209		$(131,205)	$21,343		(106,653)
Other comprehensive income (loss) before reclassifications	55		32,631	8,555		41,241
Amounts reclassified from accumulated other comprehensive income (loss)	(88)	(a)	—	(13,804)	(b)	(13,892)
Net current-period other comprehensive income (loss)	(33)		32,631	(5,249)		27,349
Ending balance – June 30, 2023	$3,176		$(98,574)	$16,094		$(79,304)

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives	Total
Beginning balance – April 1, 2022	$(17,855)		$(51,414)	$6,583	$(62,686)
Other comprehensive income (loss) before reclassifications	534		(46,038)	3,178	(42,326)
Amounts reclassified from accumulated other comprehensive income (loss)	(2)	(a)	—	—	(2)
Net current-period other comprehensive income (loss)	532		(46,038)	3,178	(42,328)
Ending balance – June 30, 2022	$(17,323)		$(97,452)	$9,761	$(105,014)

Beginning balance – January 1, 2022	$(17,581)		$(66,389)	$404	$(83,566)
Other comprehensive income (loss) before reclassifications	262		(31,063)	9,357	(21,444)
Amounts reclassified from accumulated other comprehensive income (loss)	(4)	(a)	—	—	(4)
Net current-period other comprehensive income (loss)	258		(31,063)	9,357	(21,448)
Ending balance – June 30, 2022	$(17,323)		$(97,452)	$9,761	$(105,014)
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
Restricted stock distributed in respect of pre-IPO Class B-2 Units (which were considered performance vesting units) are scheduled to vest only upon satisfaction of certain thresholds. These units generally vest as of the first date on which (i) our Sponsors have received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Sotera Health Topco Parent, L.P. (of which the Company was a direct wholly owned subsidiary prior to the IPO) and (ii) the Sponsors’ internal rate of return exceeds 20%, subject to such grantee’s continued services through such date. In the event of a change in control of the Company, any outstanding shares of our common stock distributed in respect of Class B-2 Units that remain unvested immediately following the consummation of such a change in control of the Company shall be immediately canceled and forfeited without compensation. Stock based compensation expense attributed to the pre-IPO Class B-2 awards was recorded in the fourth quarter of 2020 as the related performance conditions were considered probable of achievement and the implied service conditions were met. As of June 30, 2023, these awards remain unvested.
We recognized $0.5 million and $0.5 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.
A summary of the activity for the six months ended June 30, 2023 related to the restricted stock awards distributed in respect of the pre-IPO awards (Class B-1 and B-2 Units) is presented below:

	Restricted Stock - Pre- IPO B-1	Restricted Stock - Pre- IPO B-2
Unvested at December 31, 2022	716,091	1,098,415
Forfeited	(5,378)	(80,051)
Vested	(172,654)	—
Unvested at June 30, 2023	538,059	1,018,364
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

We recognized $7.9 million ($3.7 million for stock options and $4.2 million for RSUs) and $5.3 million ($2.2 million for stock options and $3.1 million for RSUs) of share-based compensation expense for these awards for the three months ended June 30, 2023 and 2022, respectively. We recognized $14.7 million ($6.8 million for stock options and $7.9 million for RSUs) and $9.2 million ($3.7 million for stock options and $5.5 million for RSUs) for the six months ended June 30, 2023 and 2022, respectively, in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses.”

Sotera Health Company
Notes to Consolidated Financial Statements
Stock Options
Stock options generally vest ratably over a period of two to four years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-average Exercise Price
At December 31, 2022	5,990,470	$14.84
Granted	1,059,769	17.55
Forfeited	(61,571)	20.93
Exercised	—	—
At June 30, 2023	6,988,668	$15.20
As of June 30, 2023, there were 1.4 million vested and exercisable stock options.
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on our market price on the date of grant. The following table summarizes our unvested RSUs activity for the six months ended June 30, 2023:

	Number of Shares	Weighted-average Grant Date Fair Value
Unvested at December 31, 2022	2,482,435	$13.09
Granted	821,673	16.97
Forfeited	(112,634)	12.47
Vested	(280,557)	20.48
Unvested at June 30, 2023	2,910,917	$13.50
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

Sotera Health Company
Notes to Consolidated Financial Statements
Our basic and diluted earnings per common share are calculated as follows:

	Three Months Ended		Six Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Earnings:
Net income	$23,513	$30,418	$26,355	$61,059
Less: Allocation to participating securities	137	308	159	645
Net income attributable to Sotera Health Company common shareholders	$23,376	$30,110	$26,196	$60,414
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	280,893	279,990	280,793	279,910
Dilutive effect of potential common shares	2,254	181	2,247	128
Weighted-average common shares outstanding - diluted	283,147	280,171	283,040	280,038
Earnings per Common Share:
Net income per common share attributable to Sotera Health Company common shareholders - basic	$0.08	$0.11	$0.09	$0.22
Net income per common share attributable to Sotera Health Company common shareholders - diluted	0.08	0.11	0.09	0.22
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
in thousands of share amounts	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock options	4,283	3,780	3,928	3,337
RSUs	1,308	11	1,138	17
Total anti-dilutive securities	5,591	3,791	5,066	3,354
15.Commitments and Contingencies
From time to time, we may be subject to various lawsuits and other claims, as well as gain contingencies, in the ordinary course of our business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate.
We establish reserves for specific liabilities in connection with regulatory and legal actions that we determine to be both probable and reasonably estimable. As of June 30, 2023 no material amounts have been accrued in our consolidated financial statements with respect to any loss contingencies. If a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. In certain of the matters described below, we are not able to make a reasonable estimate of any liability because of the uncertainties related to the outcome and/or the amount or range of loss. While it is not possible to determine the ultimate disposition of each of these matters, we do not expect that the ultimate resolution of pending regulatory and legal matters in future periods, including the matters described below, will have a material effect on our financial condition, results of operations or liquidity. Despite the above, the Company may incur material defense and settlement costs, diversion of management resources and other adverse effects on our business, financial condition, or results of operations.
Ethylene Oxide Tort Litigation
Sterigenics U.S., LLC (“Sterigenics”) and other medical supply sterilization companies have been subjected to tort lawsuits alleging various injuries caused by low-level environmental exposure to EO emissions from sterilization facilities. Those lawsuits, as detailed further below, are individual claims, as opposed to class actions.

Sotera Health Company
Notes to Consolidated Financial Statements
Illinois
More than 854 plaintiffs filed lawsuits, and approximately 28 individuals threatened to file lawsuits, against subsidiaries of the Company and other parties, alleging personal injuries (including cancer and other diseases) or wrongful death resulting from purported emissions and releases of EO from Sterigenics’ former Willowbrook facility. Additional derivative claims were alleged on behalf of relatives of some of these personal injury plaintiffs. The lawsuits were consolidated for pre-trial purposes by the Circuit Court of Cook County, Illinois (the “Consolidated Case”). Jury trials were conducted during 2022 in two of the individual cases included in the Consolidated Case, and 12 individual cases were scheduled for trials in 2023. The first trial began on August 12, 2022, and on September 19, 2022, the jury rendered a verdict in favor of the plaintiff and awarded damages in the amount of $358.7 million, including $36.1 million of compensatory damages, $320.0 million of punitive damages and $2.6 million of prejudgment interest against Sterigenics and Sotera Health LLC (the “Defendant Subsidiaries”). Post-judgment interest accrued on the compensatory and punitive damages awards from September 20, 2022, the date of the judgment order. The Defendant Subsidiaries filed a Motion for Post Trial Relief, which was denied on December 19, 2022. On January 9, 2023 the Defendant Subsidiaries filed a Notice of Appeal to the First District Appellate Court in Illinois, appealing the September 20, 2022 adverse judgment. The deadline for posting an appellate bond for the appeal was extended to February 8, 2023. The second individual trial began on October 6, 2022, and on November 18, 2022, the jury returned a defense verdict on all counts. On January 4, 2023, the plaintiff in the second trial filed a motion for post-trial relief seeking an order reversing and/or vacating the verdict, granting a new trial, and/or entering judgment in the plaintiff’s favor notwithstanding the verdict.
On November 1, 2022 certain plaintiffs in the Consolidated Case filed a lawsuit in the Circuit Court of Cook County against the Company and certain affiliates, subsidiaries and current and former officers, alleging that certain transfers of assets occurring after December 2016 were intended to make assets unavailable to satisfy judgments the plaintiffs might win in future trials in their individual personal injury cases included in the Consolidated Case (the “Asset Transfer Case”). On November 10, 2022, the Asset Transfer Case was removed to the United States District Court for the Northern District of Illinois and all defendants filed answers and affirmative defenses.
On January 9, 2023, the Defendant Subsidiaries (the “Settling Defendants”) entered into binding term sheets (the “Term Sheets”) with the “Plaintiffs’ Executive Committee” (the “PEC”) appointed to act on behalf of the more than 20 law firms (“Plaintiffs’ Counsel”) representing the plaintiffs in the Consolidated Case, the Asset Transfer Case, and other clients with personal injury claims that had not yet been filed (each an “Eligible Claimant” and collectively, the “Eligible Claimants”). Upon entering into the Term Sheets, and based on our assessment that it was probable that the conditions to the Term Sheets would be satisfied or waived, we recorded a charge of $408.0 million for the year ended December 31, 2022. The Term Sheets provided an agreed path to final settlement of the Eligible Claimants’ claims, subject to the satisfaction or waiver of certain conditions, including but not limited to the negotiation and execution of full settlement agreements in accordance with the Term Sheets.
On January 11, 2023 and January 13, 2023, the Circuit Court of Cook County entered orders staying all proceedings and deadlines and vacating all trial dates in the Consolidated Case, and staying all enforcement proceedings relating to the September 20, 2022 adverse judgment. On January 16, 2023 the United States District Court for the Northern District of Illinois entered an order staying all proceedings in the Asset Transfer Case. On January 23, 2023 the First District Appellate Court in Illinois entered an order staying the Settling Defendants’ appeal of the September 20, 2022 adverse judgment.
On March 28, 2023, the Settling Defendants and the PEC entered into full settlement agreements (the “Settlement Agreements”). The Settlement Agreements provided a pathway to resolve the claims that were or could have been alleged by 882 Eligible Claimants related to or arising from alleged emissions of EO from Sterigenics’ operations in or around Willowbrook and related claims that were or could have been alleged by Eligible Claimants seeking to challenge any transfer of assets to or from the Company, its subsidiaries and certain affiliates to any other entity or person (the “Covered Claims”). The Company and Settling Defendants deny any liability for the Covered Claims and, per their express terms, the Settlement Agreements are not to be construed as an admission of liability or that the Company or Settling Defendants engaged in any wrongful, tortious, or unlawful activity or that use and/or emissions of EO from Sterigenics’ operations in or around Willowbrook posed any safety hazard to the surrounding communities.

Sotera Health Company
Notes to Consolidated Financial Statements
The Settlement Agreements provided that final settlement was conditioned, among other things, on successful completion of a claims administration process and satisfaction (or waiver by the Settling Defendants) of specific participation requirements, the dismissal with prejudice of the Covered Claims of all Eligible Claimants participating in the settlement, and court approval of the settlement as a good faith settlement under the Illinois Joint Contribution Among Tortfeasors Act.
On May 1, 2023, Sterigenics contributed $408.0 million to settlement escrow funds (the “Settlement Funds”) to be used, if the conditions of the Settlement Agreements were satisfied or waived, to pay all settlement fees and expenses and cash payments to the Eligible Claimants participating in the settlement.
The claims administration process concluded with 879 of 882 Eligible Claimants providing opt-in consent to participate in the settlement (the “Settling Claimants”). Pursuant to the Settlement Agreements, the three Eligible Claimants who did not opt in (each a “Non-Settling Claimant,” and collectively the “Non-Settling Claimants”) created an option for the Settling Defendants to exercise walkaway rights. On June 22, 2023, after evaluating the available information about the claims of the Non-Settling Claimants, the Settling Defendants waived their walkaway rights and chose to proceed to final settlement with the Settling Claimants (the “Willowbrook Settlement”).
On June 23, 2023 the Circuit Court of Cook County entered an order confirming that the Willowbrook Settlement was a good-faith settlement under the Illinois Contribution Among Joint Tortfeasors Act. On June 30, 2023, the Settlement Funds were released from escrow to the PEC’s Qualified Settlement Funds. The amounts allocated by the PEC to the Non-Settling Claimants represent an immaterial fraction of the Settlement Funds and will remain in escrow until December 31, 2023, at which point, absent an opt-in election by a Non-Settling Claimant, the funds allocated to that Non-Settling Claimant will revert to Sterigenics. On July 6, 2023, the claims of the Settling Claimants against the Settling Defendants were dismissed with prejudice, with the Circuit Court of Cook County retaining jurisdiction to adjudicate disputes over liens on the settlement proceeds to be paid to the Settling Claimants and to oversee the administration of the settlements of the wrongful death cases.
The three Non-Settling Claimants’ cases will proceed in the Circuit Court of Cook County, Illinois. In June 2023, six new personal injury lawsuits relating to the Willowbrook facility were filed in the Circuit Court of Cook County against Sterigenics, Sotera Health Services, LLC and other parties (the “Post-Settlement Cases”). One Post-Settlement Case has been removed to the United States District Court for the Northern District of Illinois, and a motion to remand is pending. The remaining Post-Settlement Cases will proceed in the Circuit Court of Cook County.
Georgia
Subsidiaries of the Company and other parties are defendants in lawsuits in the State Court of Cobb County, Georgia and the State Court of Gwinnett County, Georgia in which plaintiffs allege personal injury and property devaluation resulting from emissions or releases of EO from or at Sterigenics’ Atlanta facility, and seek damages and other forms of relief.
One personal injury lawsuit pending in Gwinnett County is scheduled for trial in October 2023. Approximately 300 personal injury lawsuits pending in Cobb County have been consolidated for pretrial purposes (the “Consolidated Personal Injury Cases”). The Consolidated Personal Injury Cases are proceeding under a case management order pursuant to which a “pool” of ten personal injury cases will proceed to determination of general causation issues in Phase 1 and, specific causation issues in Phase 2; the remaining Consolidated Personal Injury Cases are stayed. One personal injury lawsuit pending in Cobb County has not been consolidated and is proceeding independently. Nine lawsuits pending in Cobb County include both personal injury and property claims (the “Dual Injury Cases”). By agreement of the parties, the Dual Injury Cases will be included in the Consolidated Personal Injury Cases and stayed.
Our subsidiaries are also defendants in approximately 366 property devaluation lawsuits. One property lawsuit is pending in Gwinnett County and the parties are conducting discovery. The remaining property lawsuits are pending in Cobb County and have been consolidated for pretrial purposes (the “Consolidated Property Cases”). The Consolidated Property Cases are proceeding under a case management order pursuant to which ten cases will proceed with dispositive motions and discovery, and the remaining cases are stayed.

Sotera Health Company
Notes to Consolidated Financial Statements
New Mexico
On December 22, 2020, the New Mexico Attorney General filed a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico against the Company and certain subsidiaries alleging that emissions and releases of EO from Sterigenics’ facility in Santa Teresa, New Mexico have deteriorated the air quality in Santa Teresa and surrounding communities and materially contributed to increased health risks suffered by residents of those communities. The Complaint asserts claims for public nuisance, negligence, strict liability, violations of New Mexico’s Public Nuisance Statute and Unfair Practices Act and seeks various forms of relief including a temporary restraining order, preliminary injunctive relief and damages. On June 29, 2021, the Court entered an Order Granting Preliminary Injunction (the “Order”) prohibiting Sterigenics from allowing any uncontrolled emission or release of EO from the facility. On December 20, 2021 the Court entered an order establishing a protocol to monitor Sterigenics’ compliance with the Order. Operations at the facility continue to be in compliance with the June 2021 and December 2021 orders. A motion challenging the Court’s jurisdiction over Sotera Health Company and another defendant, and a motion for summary judgment by Sterigenics and Sotera Health LLC are pending. A Scheduling Order was entered on September 13, 2022, including a June 3, 2024 trial date. The Company expects the Court to issue rulings on the pending motions and address the schedule for the remainder of the case in August 2023.
On April 24, 2023, a lawsuit was filed in the Third Judicial District Court, Doña Ana County, New Mexico against the Company, Sterigenics and certain other subsidiaries alleging wrongful death caused by exposure to emissions and releases of EO from Sterigenics’ facility in Santa Teresa, New Mexico while the decedent was working at a different company’s facility approximately one mile away. Sterigenics removed the case to the United States District Court for the District of New Mexico on April 27, 2023, and filed a partial motion to dismiss on June 2, 2023.
*    *    *
Additional EO tort lawsuits may be filed in the future against the Company and/or its subsidiaries relating to Sterigenics’ Willowbrook, Atlanta, Santa Teresa or other EO facilities. The Company denies allegations that its EO operations could or have caused the harms alleged in such lawsuits, and does not believe that the facts and law justify the September 20, 2022 adverse judgment in the first trial in Illinois or that the verdict and damage awards in that case or the Willowbrook Settlement are predictive of potential future verdicts in other EO tort cases in Illinois or other jurisdictions. The Company intends to defend itself vigorously in all such litigation, which will be presided over by different judges, tried by different counsel presenting different evidence and fact and expert witness testimony at trial, and decided by different juries. Each plaintiff’s claim involves unique facts and evidence, including but not limited to, the circumstances of the plaintiff’s alleged exposure, the type and severity of the plaintiff’s disease and the plaintiff’s medical history and course of treatment. As a result, we believe that losses in such subsequent cases are not probable and that it is not possible to estimate the range of loss. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to the Company or any of its subsidiaries arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, liquidity or financial condition cannot be made to a reasonable or meaningful degree of certainty due to the aforementioned uncertainties.
Insurance Coverage for Environmental Liabilities
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
In addition, we are pursuing other insurance coverage for our legal expenses related to litigation like the Illinois, Georgia and New Mexico matters described above. In 2021, Sterigenics filed an insurance coverage lawsuit in the U.S. District Court for the Northern District of Illinois relating to two commercial general liability policies issued in the 1980s (the “No. Dist. of IL Coverage Lawsuit”). The court has issued orders declaring that the defendant insurer owes Sterigenics and another insured party a duty to defend the EO tort litigation relating to the Willowbrook facility and owes Sterigenics approximately $75.5 million in defense costs through September 30, 2022. Sterigenics is also a party in insurance coverage lawsuits, pending

Sotera Health Company
Notes to Consolidated Financial Statements
in the Delaware Superior Court and the Circuit Court of Cook County, seeking insurance coverage from various historical commercial general liability policies for certain EO litigation settlement amounts and defense costs the insurer in the No. Dist. of IL Coverage Lawsuit may fail to fund. It is unknown how much, if any, of the insurance proceeds sought will be recovered.
Sotera Health Company Securities Litigation & Related Matters
On January 24, 2023, a putative stockholder class action was filed in the U.S. District Court for the Northern District of Ohio against the Company, its directors, certain senior executives, the Company’s private equity stockholders and the underwriters of the Company’s initial public offering (“IPO”) in November 2020 and the Company’s secondary public offering (“SPO”) in March 2021 (the “Michigan Funds Litigation”). On April 17, 2023 the court appointed the Oakland County Employees’ Retirement System, Oakland County Voluntary Employees’ Beneficiary Association, and Wayne County Employees’ Retirement System (the “Michigan Funds”) to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who acquired shares of the Company in connection with our IPO or SPO or between November 20, 2020 and September 19, 2022 (the “Proposed Class”). The Michigan Funds allege that statements made regarding the safety of the Company’s use of EO and/or the litigation and other risks of its EO operations violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (when made in the registration statements for the IPO and SPO) and violated Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (when made in subsequent securities filings and other contexts). On June 1, 2023 the Michigan Funds filed an Amended Complaint seeking damages and other relief on behalf of the Proposed Class. Defendants’ motion to dismiss the Amended Complaint was filed on August 2, 2023. In addition, on May 15, 2023 and July 25, 2023 the Company received demands pursuant to 8 Del. C. §220 for inspection of its books and records from individual shareholders purporting to be investigating the Company’s internal operations, disclosure practices and other matters alleged and at issue in the Michigan Funds Litigation (the “220 Demands”). The Company believes that the allegations and claims by the Michigan Funds and in the 220 Demands are without merit, and plans to vigorously defend the Michigan Funds Litigation.
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
In May 2022, we entered into two interest rate cap agreements with a combined notional amount of $1,000.0 million for a total option premium of $4.1 million. The interest rate caps have a forward start date of July 31, 2023 and expire on July 31, 2024. We have designated these interest rate caps as cash flow hedges designed to hedge the variability of cash flows attributable to changes in the benchmark interest rate of our Term Loan. Under the current terms of the loan agreement, the benchmark interest rate index transitioned from LIBOR to Term SOFR on June 30, 2023. Accordingly, the interest rate cap agreements hedge the variability of cash flows attributable to changes in SOFR by limiting our cash flow exposure related to Term SOFR under a portion of our variable rate borrowings to 3.5%.
In October 2021, we entered into two interest rate cap agreements with a combined notional amount of $1,000.0 million for a total option premium of $1.8 million. Both interest rate caps were effective on December 31, 2022 and expire on July 31, 2023. These interest rate caps are designated as cash flow hedges and are designed to hedge the variability of cash flows attributable

Sotera Health Company
Notes to Consolidated Financial Statements
to changes in LIBOR (or its successor), the benchmark interest rate being hedged, by limiting our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 1.0%.
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
The following table provides a summary of the notional and fair values of our derivative instruments:

	June 30, 2023				December 31, 2022
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate caps	$2,000.0	(a)	$20,939	$—	$2,000.0	$34,764	$—
Interest rate swaps	400.0	(b)	4,777	—	—	—	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	$157.3		$24	$14	$151.5	$—	$272
Embedded derivatives	167.9	(c)	1,551	1,613	179.9	2,721	3,508
Total	$2,325.6		$27,291	$1,627	$2,331.4	$37,485	$3,780
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
Embedded derivatives and foreign currency forward contracts are included in “Prepaid expenses and other current assets” and “Accrued liabilities” on our Consolidated Balance Sheets depending upon their position at period end. Interest rate swaps and interest rate caps are included in “Other assets,” and “Noncurrent liabilities” on the Consolidated Balance Sheets depending upon their position at period end.

Sotera Health Company
Notes to Consolidated Financial Statements
The following tables summarize the activities of our derivative instruments for the periods presented, and the line item they are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gain on interest rate derivatives recorded in interest expense, net	$—	$(3,100)	$—	$(9,446)
Realized gain on interest rate derivatives recorded in interest expense, net(a)	(9,400)	(1,279)	(18,571)	(1,279)
Unrealized loss (gain) on embedded derivatives recorded in other expense (income), net	(973)	2,435	(747)	1,417
Realized loss (gain) on foreign currency forward contracts recorded in foreign exchange (gain) loss	(2,393)	1,035	(1,944)	(495)
Unrealized loss (gain) on foreign currency forward contracts recorded in foreign exchange (gain) loss	—	—	(282)	—
(a)    For the three and six months ended June 30, 2023, amounts primarily represent quarterly settlement of interest rate caps.
We expect to reclassify approximately $19.3 million of net gains on derivative instruments from accumulated other comprehensive income (loss) to income during the next 12 months associated with our cash flow hedges. Refer to Note 12,“Other Comprehensive Income (Loss)” for unrealized gains on interest rate derivatives recorded in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income to interest expense during the three and six months ended June 30, 2023.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of June 30, 2023 and December 31, 2022, accounts receivable was net of an allowance for uncollectible accounts of $2.0 million and $1.9 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following table discloses the fair value of our financial assets and liabilities:

As of June 30, 2023		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$20,939	$—	$20,939	$—
Interest rate swaps	4,777	—	4,777	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract assets	24	—	24	—
Foreign currency forward contract liabilities	14	—	14	—
Embedded derivative assets	1,551	—	1,551	—
Embedded derivative liabilities	1,613	—	1,613	—
Current portion of long-term debt(c)
Term loan B, due 2026	4,776	—	4,982	—
Other long-term debt(c)	449	—	449	—
Long-Term Debt(d)
Term loan, due 2026	1,749,176	—	1,710,207	—
Term loan B, due 2026	472,811	—	493,169	—
Finance Lease Obligations (with current portion)(e)	69,888	—	69,888	—

As of December 31, 2022		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$34,764	$—	$34,764	$—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contracts	272	—	272	—
Embedded derivative assets	2,721	—	2,721	—
Embedded derivative liabilities	3,508	—	3,508	—
Current portion of long-term debt(c)
Revolving credit facility	196,672	—	$196,672	—
Other long-term debt	447	—	$447	—
Long-Term Debt(d)
Term loan, due 2026	1,747,115	—	1,626,460	—
Finance Lease Obligations (with current portion)(e)	58,677	—	58,677	—
(a)Derivatives designated as hedging instruments are measured at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss). Interest rate caps and swaps are valued using pricing models that incorporate observable market inputs including interest rate and yield curves.
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

Sotera Health Company
Notes to Consolidated Financial Statements
17.Segment Information
We identify our operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Sterigenics, Nordion and Nelson Labs. We have determined our reportable segments based upon an assessment of organizational structure, service types, and internally prepared financial statements. Our chief operating decision maker evaluates performance and allocates resources based on net revenues and segment income after the elimination of intercompany activities. The accounting policies of our reportable segments are the same as those described in Note 1, “Significant Accounting Policies” of the Company’s annual consolidated financial statements and accompanying notes in our 2022 Form 10-K.
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
For the three months ended June 30, 2023, five customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 31.3%, 13.4%, 12.5%, 10.7%, and 10.7% of the total segment’s external net revenues for the three months ended June 30, 2023. For the three months ended June 30, 2022, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 21.7%, 15.4%, 13.2%, and 15.9% of the total segment’s external net revenues for the three months ended June 30, 2022.
For the six months ended June 30, 2023, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 26.3%, 17.5%, 10.7%, and 10.1% of the total segment’s external net revenues for the six months ended June 30, 2023. For the six months ended June 30, 2022, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 18.8%, 12.8%, 15.5%, and 10.6% of the total segment's external net revenues for the six months ended June 30, 2022.

Sotera Health Company
Notes to Consolidated Financial Statements
Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2023	2022	2023	2022
Segment revenues(a)
Sterigenics	$166,590	$157,792	$326,587	$307,254
Nordion	31,975	50,478	40,526	84,480
Nelson Labs	56,717	58,369	108,759	111,659
Total net revenues	$255,282	$266,639	$475,872	$503,393
Segment income(b)
Sterigenics	$91,450	$85,098	$174,290	$164,501
Nordion	17,784	29,982	19,310	48,885
Nelson Labs	19,251	21,055	33,353	38,098
Total segment income	$128,485	$136,135	$226,953	$251,484
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $14.7 million and $15.8 million in revenues from sales to our Sterigenics segment for the three months ended June 30, 2023 and 2022, respectively, and $17.6 million and $31.3 million in revenues from sales to our Sterigenics segment for the six months ended June 30, 2023 and 2022, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for these periods.
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
Capital expenditures by segment for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(thousands of U.S. dollars)	2023	2022
Sterigenics	$73,725	$55,065
Nordion	16,283	10,741
Nelson Labs	8,126	5,836
Total capital expenditures	$98,134	$71,642
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the chief operating decision maker.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of segment income to consolidated income before taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment income	$128,485	$136,135	$226,953	$251,484
Less adjustments:
Interest expense, net(a)	25,271	17,144	51,811	33,894
Depreciation and amortization(b)	39,490	36,939	79,028	72,988
Share-based compensation(c)	8,409	5,801	15,757	10,339
Gain on foreign currency and derivatives not designated as hedging instruments, net(d)	(409)	(1,430)	126	(7,982)
Acquisition and divestiture related charges, net(e)	153	691	745	531
Business optimization project expenses(f)	3,322	470	5,856	574
Plant closure expenses(g)	129	478	(766)	1,149
Impairment of investment in unconsolidated affiliate(h)	—	9,613	—	9,613
Professional services and other expenses relating to EO sterilization facilities(i)	17,080	17,678	33,382	35,737
Accretion of asset retirement obligation(j)	555	598	1,127	1,118
COVID-19 expenses(k)	—	45	—	148
Consolidated income before taxes	$34,485	$48,108	$39,887	$93,375
(a)The three and six months ended June 30, 2023 exclude $5.5 million and $7.8 million, respectively, of interest expense, net, on Term Loan B attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement. The three and six months ended June 30, 2022 exclude $3.1 million and $9.4 million, respectively, of unrealized gains on interest rate derivatives not designated as hedging instruments.
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
(f)Represents professional fees, exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of acquisitions, operating structure realignment and other process enhancement projects.
(g)Represents professional fees, severance and other payroll costs, and other costs including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility. The six months ended June 30, 2023 also includes a $1.0 million cancellation fee received from a tenant in connection with the termination of an office space lease at the Nordion facility.
(h)Represents an impairment charge on our equity method investment in a joint venture. Refer to Note 1, “Basis of Presentation”.
(i)Represents litigation and other professional fees associated with our EO sterilization facilities. This includes $5.5 million and $7.8 million of interest expense, net for the three and six months ended June 30, 2023, respectively, associated with Term Loan B that was issued to finance the $408.0 million cost to settle approximately 880 pending and threatened EO claims against the Settling Defendants in Illinois under Settlement Agreements entered into on March 28, 2023. See Note 15, “Commitments and Contingencies.”
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
For the three and six months ended June 30, 2023, respectively, we recorded net revenues of $255.3 million and $475.9 million, net income of $23.5 million and $26.4 million, Adjusted Net Income of $59.3 million and $97.3 million, and Adjusted EBITDA of $128.5 million and $227.0 million. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income, please see “Non-GAAP Financial Measures.”
STRATEGIC DEVELOPMENTS AND KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
The following summarizes strategic developments and key factors that impacted our operating results for the three and six months ended June 30, 2023 and may continue to affect our performance and financial condition in future periods.
•Business and market conditions. Consolidated revenue and net income for the three and six months ended June 30, 2023 declined from the same periods of the prior year, mainly driven by expected Nordion Co-60 harvest schedule timing combined with unfavorable volume and change in mix at Nelson Labs and Sterigenics. Notwithstanding these headwinds, Sterigenics sustained favorable revenue growth for the three and six months ended June 30, 2023 compared to the same periods in the prior year, fueled mainly by the benefits of favorable pricing. As previously disclosed, we continue to expect Nordion Co-60 harvest schedules to improve in the second half of the year.
As discussed in more detail in our 2022 Form 10-K, a portion of our supply of Co-60 is generated by Russian nuclear reactors. We continue to monitor the potential for disruption in the supply of Co-60 from Russian nuclear reactors but we do not expect a material impact for the remainder of 2023 on our supply or revenue.
•Investment initiatives. We remain focused on our investments in capacity expansions and facility improvements as well as in our efforts to strengthen our Co-60 supply chain. For the six months ended June 30, 2023, we increased capital expenditures by $26.5 million compared to the six months ended June 30, 2022.
•Disciplined and strategic M&A activity. We remain committed to our highly disciplined acquisition strategy and continue to seek suitable acquisition targets.

•Litigation costs. We are currently the subject of tort lawsuits alleging personal injury by purported exposure to EO emitted by our former facility in Willowbrook, Illinois and our current facilities in Atlanta, Georgia and Santa Teresa, New Mexico. In addition, we are defendants in a lawsuit brought by the State of New Mexico Attorney General alleging that emissions of EO from our Santa Teresa facility constitute a public nuisance and materially contributed to increased health risks suffered by residents in the area. We maintain that these facilities did not pose and do not pose any safety risk to their surrounding communities. We deny the allegations in these lawsuits and are vigorously defending against these claims.
In connection with the ongoing litigation related to our Willowbrook, Illinois, Atlanta, Georgia and Santa Teresa, New Mexico facilities, as described in Note 15, “Commitments and Contingencies”, we recorded costs of $17.1 million and $33.4 million for the three and six months ended June 30, 2023, respectively. On January 9, 2023, Sterigenics U.S., LLC and Sotera Health LLC (the “Settling Defendants”) entered into binding term sheets and on March 28, 2023 the Settling Defendants entered into full agreements to settle 879 pending and threatened EO claims against the Defendant Subsidiaries in the Circuit Court of Cook County, Illinois, and U.S. District Court for the Northern District of Illinois (the “Settlement Agreements”). On May 1, 2023, pursuant to the Settlement Agreements, the Company paid $408.0 million into a settlement escrow fund to settle the claims, subject to the satisfaction or waiver of certain conditions, including but not limited to substantially all of the plaintiffs providing opt-in consents to their individual settlement allocations and dismissing their claims with prejudice.
On June 22, 2023, the opt-in process was completed for the January 2023 settlements of the EO claims against the Settling Defendants in the Circuit Court of Cook County, Illinois and the Settling Defendants elected to proceed with settlements with the 879 eligible claimants who opted in. On June 30, 2023, all but an immaterial fraction of the settlement funds were released from escrow. The claims of the Settling Claimants against the Settling Defendants were dismissed with prejudice. An immaterial fraction of the settlement funds remains in escrow with respect to three claimants who did not opt in; these funds will revert to Sterigenics U.S., LLC if these claimants do not opt in before December 31, 2023.
The Settlement Agreements provided a pathway to comprehensively resolve the claims pending and threatened against the Company in Illinois and thereby enable the Company to focus its attention on operating the business. The Company denies any liability and maintains that its Willowbrook, Illinois operations did not pose a safety risk to the community in which it operated and believes the evidence ultimately would have compelled the rejection of the plaintiffs’ claims. See Note 15, “Commitments and Contingencies” to our consolidated financial statements.
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
On March 21, 2023, the Company also entered into an Incremental Facility Amendment to the First Lien Credit Agreement (“Revolving Credit Facility Amendment”), which provides for an increase in the commitments under the existing revolving credit facility in an aggregate principal amount of $76.3 million. The Revolving Credit Facility Amendment also provides additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $165.1 million. After giving effect to the Revolving Credit Facility Amendment, the aggregate amount of the revolving commitments under the Revolving Credit Facility is $423.8 million.

CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended June 30, 2023 as compared to Three Months Ended June 30, 2022
The following table sets forth the components of our results of operations for the three months ended June 30, 2023 and 2022.

(thousands of U.S. dollars)	2023	2022	$ Change	% Change

Total net revenues	$255,282	$266,639	$(11,357)	(4.3)%
Total cost of revenues	115,694	116,243	(549)	(0.5)%
Total operating expenses	76,384	78,901	(2,517)	(3.2)%
Operating income	63,204	71,495	(8,291)	(11.6)%
Net income	23,513	30,418	(6,905)	(22.7)%
Adjusted Net Income(a)	59,295	75,825	(16,530)	(21.8)%
Adjusted EBITDA(a)	128,485	136,135	(7,650)	(5.6)%
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
Total Net Revenues
The following table compares our revenues by type for the three months ended June 30, 2023 to the three months ended June 30, 2022.

(thousands of U.S. dollars)
Net revenues for the three months ended June 30,	2023	2022	$ Change	% Change

Service	$226,050	$221,529	$4,521	2.0%
Product	29,232	45,110	(15,878)	(35.2)%
Total net revenues	$255,282	$266,639	$(11,357)	(4.3)%
Net revenues were $255.3 million in the three months ended June 30, 2023, a decrease of $11.4 million, or 4.3%, as compared with the three months ended June 30, 2022. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended June 30, 2023 decreased approximately 4.1% compared with the three months ended June 30, 2022.
Service revenues
Service revenues increased $4.5 million, or 2.0%, to $226.1 million in the three months ended June 30, 2023 as compared to $221.5 million in the three months ended June 30, 2022. The growth in net service revenue was driven by favorable pricing of $10.6 million and $2.1 million in the Sterigenics and Nelson Labs segments, respectively, coupled with a $1.0 million favorable impact from changes in foreign currency exchange rates across all segments. Partially offsetting these growth factors was a decline in service revenue volume and change in mix of $4.1 million, $2.7 million, and $2.4 million in the Nelson Labs, Sterigenics and Nordion segments, respectively.
Product revenues
Product revenues decreased $15.9 million, or 35.2%, to $29.2 million in the three months ended June 30, 2023 as compared to $45.1 million in the three months ended June 30, 2022. The decrease in product revenues was mainly driven by expected volume decline and change in mix of $17.2 million due to Co-60 harvest schedule timing in the Nordion segment and an unfavorable impact from changes in foreign currency exchange rates of $1.6 million. Partially offsetting this decline was a favorable pricing impact of $2.9 million.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended June 30, 2023 to the three months ended June 30, 2022.

(thousands of U.S. dollars)
Cost of revenues for the three months ended June 30,	2023	2022	$ Change	% Change

Service	$103,900	$98,407	$5,493	5.6%
Product	11,794	17,836	(6,042)	(33.9)%
Total cost of revenues	$115,694	$116,243	$(549)	(0.5)%
Total cost of revenues accounted for approximately 45.3% and 43.6% of our consolidated net revenues for the three months ended June 30, 2023 and 2022, respectively.
Cost of service revenues
Cost of service revenues increased $5.5 million, or 5.6%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The growth in cost of service revenues was partially driven by $3.6 million of depreciation related to capital assets recently placed in service and higher energy costs. In addition, cost of service revenue increased by $2.1 million as a result of higher labor costs, largely stemming from both the addition of new personnel and higher compensation costs.
Cost of product revenues
Cost of product revenues decreased $6.0 million, or 33.9%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was primarily a result of lower direct material and material transportation costs of $5.5 million due to expected Co-60 harvest schedule timing in the Nordion segment coupled with a $0.7 million impact due to changes in foreign currency exchange rates.
Operating Expenses
The following table compares our operating expenses for the three months ended June 30, 2023 to the three months ended June 30, 2022:

(thousands of U.S. dollars)
Operating expenses for the three months ended June 30,	2023	2022	$ Change	% Change

Selling, general and administrative expenses	$60,287	$63,132	$(2,845)	(4.5)%
Amortization of intangible assets	16,097	15,769	328	2.1%
Total operating expenses	$76,384	$78,901	$(2,517)	(3.2)%
Operating expenses accounted for approximately 29.9% and 29.6% of our consolidated net revenues for the three months ended June 30, 2023 and 2022, respectively.
Selling, general and administrative expenses (“SG&A”)
SG&A decreased $2.8 million, or 4.5%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease was driven primarily by a $6.0 million decrease in litigation and other professional services expense associated with EO sterilization facilities. Partially offsetting this decrease was a $2.6 million increase in share-based compensation expense attributable to awards granted under the 2020 Omnibus Incentive Plan and $1.0 million in incremental SG&A personnel in support of various business enhancement and compliance efforts.
  Amortization of intangible assets
Amortization of intangible assets increased $0.3 million to $16.1 million, or 2.1%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due mainly to changes in foreign currency exchange rates.

Interest Expense, Net
Interest expense, net increased $16.7 million, or 118.8%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The variance was driven by an increase in the variable interest rate driving increased interest expense of $16.7 million on borrowings previously outstanding in the same period of the prior year coupled with interest expense of $11.1 million on incremental borrowings. Partially offsetting the increase was a $6.8 million increase in interest income on cash and cash equivalents on deposit at financial institutions and a $5.0 million net favorable change due to interest rate derivative activity. The weighted average interest rate on our outstanding debt was 8.20% and 3.81% at June 30, 2023 and 2022, respectively.
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
Foreign Exchange Loss (Gain)
Foreign exchange loss was $0.5 million for the three months ended June 30, 2023 as compared to a gain of $0.8 million in the three months ended June 30, 2022. The change in foreign exchange loss (gain) in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relates to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities. As described in Note 16, “Financial Instruments and Financial Risk”, we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.
Other Expense (Income), Net
Other income, net was $2.5 million for the three months ended June 30, 2023 compared to other expense of $0.5 million for the three months ended June 30, 2022. The majority of the variance stemmed from an increase in the fair value of Nordion’s embedded derivative assets in the three months ended June 30, 2023, resulting in an increase in other income of $3.4 million from the three months ended June 30, 2023.
Provision for Income Taxes
Provision for income tax decreased $6.7 million to a net provision of $11.0 million for the three months ended June 30, 2023 as compared to $17.7 million in the three months ended June 30, 2022. The change was primarily attributable to lower pre-tax income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, partially offset by an increase in the valuation allowance, which was a direct result of the $408.0 million Illinois EO litigation settlement as described in Note 15, “Commitments and Contingencies”. This expense will eliminate a current deduction of 2023 U.S. interest and increase the valuation allowance against our excess interest expense carryforward balance.
Provision for income taxes for the three months ended June 30, 2023 differed from the statutory rate primarily to the impact of the foreign rate differential, the valuation allowance attributable to the limitation on the deductibility of interest expense, and global intangible low-tax income (“GILTI”). Provision for income taxes for the three months ended June 30, 2022 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential, and GILTI.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended June 30, 2023 was $23.5 million, as compared to net income of $30.4 million for the three months ended June 30, 2022 due to the factors described above. Adjusted Net Income was $59.3 million for the three months ended June 30, 2023, as compared to $75.8 million for the three months ended June 30, 2022, and Adjusted EBITDA was $128.5 million for the three months ended June 30, 2023, as compared to $136.1 million for the three months ended June 30, 2022. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.

Six Months Ended June 30, 2023 as compared to Six Months Ended June 30, 2022
The following table sets forth the components of our results of operations for the six months ended June 30, 2023 and 2022.

(thousands of U.S. dollars)	2023	2022	$ Change	% Change

Total net revenues	$475,872	$503,393	$(27,521)	(5.5)%
Total cost of revenues	224,781	224,122	659	0.3%
Total operating expenses	154,521	154,284	237	0.2%
Operating income	96,570	124,987	(28,417)	(22.7)%
Net income	26,355	61,059	(34,704)	(56.8)%
Adjusted Net Income(a)	97,340	136,079	(38,739)	(28.5)%
Adjusted EBITDA(a)	226,953	251,484	(24,531)	(9.8)%
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
Total Net Revenues
The following table compares our revenues by type for the six months ended June 30, 2023 to the six months ended June 30, 2022.

(thousands of U.S. dollars)
Net revenues for the six months ended June 30,	2023	2022	$ Change	% Change

Service	$440,560	$427,747	$12,813	3.0%
Product	35,312	75,646	(40,334)	(53.3)%
Total net revenues	$475,872	$503,393	$(27,521)	(5.5)%
Net revenues were $475.9 million in the six months ended June 30, 2023, a decrease of $27.5 million, or 5.5%, as compared with the six months ended June 30, 2022. Excluding the impact of foreign currency exchange rates, net revenues in the six months ended June 30, 2023 decreased approximately 4.6% compared with the six months ended June 30, 2022.
Service revenues
Service revenues increased $12.8 million, or 3.0%, to $440.6 million in the six months ended June 30, 2023 as compared to $427.7 million in the six months ended June 30, 2022. The growth in net service revenues was driven by favorable pricing of $19.8 million and $4.2 million in the Sterigenics and Nelson Labs segments, respectively. Partially offsetting the favorable price increases was a decline in service revenue volume and change in mix of $6.9 million and $3.3 million in the Nelson Labs and Nordion segments, respectively, coupled with a $1.2 million unfavorable impact from changes in foreign currency exchange rates across all segments.
Product revenues
Product revenues decreased $40.3 million, or 53.3%, to $35.3 million in the six months ended June 30, 2023 as compared to $75.6 million in the six months ended June 30, 2022. The decrease in product revenues was mainly driven by expected volume decline and change in mix of $40.3 million due to Co-60 harvest schedule timing in the Nordion segment and an unfavorable impact from changes in foreign currency exchange rates of $2.9 million. Partially offsetting this decline was a favorable pricing impact of $2.9 million.
Total Cost of Revenues
The following table compares our cost of revenues by type for the six months ended June 30, 2023 to the six months ended June 30, 2022.

(thousands of U.S. dollars)
Cost of revenues for the six months ended June 30,	2023	2022	$ Change	% Change

Service	$208,110	$192,983	$15,127	7.8%
Product	16,671	31,139	(14,468)	(46.5)%
Total cost of revenues	$224,781	$224,122	$659	0.3%
Total cost of revenues accounted for approximately 47.2% and 44.5% of our consolidated net revenues for the six months ended June 30, 2023 and 2022, respectively.
Cost of service revenues
Cost of service revenues increased $15.1 million, or 7.8%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The growth in cost of service revenues was partially driven by $8.7 million of higher energy costs and depreciation related to capital assets recently placed in service. In addition, cost of service revenue increased by $6.2 million and $1.0 million, respectively, as a result of higher employee compensation and professional service costs. Partially offsetting this increase was a $1.0 million impact from changes in foreign currency exchange rates.
Cost of product revenues
Cost of product revenues decreased $14.5 million, or 46.5%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was primarily a result of lower direct material and material transportation costs of $12.5 million due to expected Co-60 harvest schedule timing in the Nordion segment coupled with a $1.6 million impact due to changes in foreign currency exchanges rates.
Operating Expenses
The following table compares our operating expenses for the six months ended June 30, 2023 to the six months ended June 30, 2022:

(thousands of U.S. dollars)
Operating expenses for the six months ended June 30,	2023	2022	$ Change	% Change

Selling, general and administrative expenses	$122,197	$122,674	$(477)	(0.4)%
Amortization of intangible assets	32,324	31,610	714	2.3%
Total operating expenses	$154,521	$154,284	$237	0.2%
Operating expenses accounted for approximately 32.5% and 30.6% of our consolidated net revenues for the six months ended June 30, 2023 and 2022, respectively.
SG&A
SG&A decreased $0.5 million, or 0.4%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease was driven primarily by a $10.0 million decrease in litigation and other professional services expense associated with EO sterilization facilities. This decrease was partially offset by the following factors:
•$5.4 million increase in share-based compensation expense attributable to awards granted under the 2020 Omnibus Incentive Plan;
•$2.5 million in professional fees and other costs associated with business optimization and cost savings projects relating to the integration of recent acquisitions; and
•$1.7 million of incremental SG&A personnel costs in support of various business enhancement and compliance efforts.
  Amortization of intangible assets
Amortization of intangible assets increased $0.7 million to $32.3 million, or 2.3%, for the six months ended June 30, 2023 as compared to the three months ended June 30, 2022 due mainly to changes in foreign currency exchange rates.

Interest Expense, Net
Interest expense, net increased $35.2 million, or 143.8%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The variance was driven by an increase in the variable interest rate driving increased interest expense of $33.5 million on borrowings previously outstanding in the same period of the prior year coupled with interest expense of $17.7 million on incremental borrowings. Partially offsetting the increase was a $9.4 million increase in interest income on cash and cash equivalents on deposit at financial institutions and a $7.9 million net favorable change due to interest rate derivative activity. The weighted average interest rate on our outstanding debt was 8.20% and 3.81% at June 30, 2023 and 2022, respectively.
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
Foreign Exchange Loss
Foreign exchange loss was $0.8 million for the six months ended June 30, 2023 as compared to an immaterial loss in the six months ended June 30, 2022. The change in foreign exchange loss in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relates to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities. As described in Note 16, “Financial Instruments and Financial Risk”, we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.
Other Expense (Income), Net
Other income, net was $3.7 million for the six months ended June 30, 2023 compared to $2.5 million for the six months ended June 30, 2022. The majority of the variance stemmed from an increase in the fair value of Nordion’s embedded derivatives in the six months ended June 30, 2023, resulting in an increase in other income of $2.2 million compared to the same the period in the prior year.
Provision for Income Taxes
Provision for income taxes decreased $18.8 million to a net provision of $13.5 million for the six months ended June 30, 2023 as compared to $32.3 million in the six months ended June 30, 2022. The change was primarily attributable to lower pre-tax income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, partially offset by an increase in the the foreign rate differential and valuation allowance against our excess interest expense carryforward balance. The increase in the valuation allowance was a direct result of the $408.0 million Illinois EO litigation settlement, as described in Note 15, “Commitments and Contingencies”. This expense will eliminate a current deduction of 2023 U.S. interest and increases the valuation allowance against our excess interest expense carryforward balance.
Provision for income taxes for the six months ended June 30, 2023 differed from the statutory rate due to the impact of the foreign rate differential, the valuation allowance attributable to the limitation on the deductibility of interest expense and global GILTI, partially offset by a benefit for state income taxes. Provision for income taxes for the six months ended June 30, 2022 differed from the statutory rate primarily due to a net increase in the foreign differential, and GILTI.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the six months ended June 30, 2023 was $26.4 million, as compared to net income of $61.1 million for the six months ended June 30, 2022 due to the factors described above. Adjusted Net Income was $97.3 million for the six months ended June 30, 2023, as compared to $136.1 million for the six months ended June 30, 2022, and Adjusted EBITDA was $227.0 million for the six months ended June 30, 2023, as compared to $251.5 million for the six months ended June 30, 2022. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.

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
For more information regarding our reportable segments please refer to Note 17, “Segment Information” to our consolidated financial statements.

Segment Results for the Three Months Ended June 30, 2023 and 2022
The following tables compare segment net revenue and segment income for the three months ended June 30, 2023 to the three months ended June 30, 2022:

	Three Months Ended June 30,
(thousands of U.S. dollars)	2023	2022	$ Change	% Change

Net Revenues
Sterigenics	$166,590	$157,792	$8,798	5.6%
Nordion	31,975	50,478	(18,503)	(36.7%)
Nelson Labs	56,717	58,369	(1,652)	(2.8)%
Segment Income
Sterigenics	$91,450	$85,098	$6,352	7.5%
Nordion	17,784	29,982	(12,198)	(40.7)%
Nelson Labs	19,251	21,055	(1,804)	(8.6)%
Segment Income margin
Sterigenics	54.9%	53.9%
Nordion	55.6%	59.4%
Nelson Labs	33.9%	36.1%

Net Revenues by Segment
Sterigenics net revenues were $166.6 million for the three months ended June 30, 2023, an increase of $8.8 million, or 5.6%, as compared to the three months ended June 30, 2022. The increase reflects favorable impacts from pricing of 6.7% as well as favorable changes in foreign currency exchange rates. The increase in segment revenue was partially offset by an unfavorable impact from volume and change in mix compared to the same period in the prior year.
Nordion net revenues were $32.0 million for the three months ended June 30, 2023, a decrease of $18.5 million, or 36.7%, as compared to the three months ended June 30, 2022. The decrease was driven by an expected volume decline and change in mix of 38.8%, due mainly to Co-60 harvest schedule timing, and an unfavorable impact of 3.6% from changes in foreign currency exchange rates. Partially offsetting this decrease was a favorable impact from pricing of 5.7%.
Nelson Labs net revenues were $56.7 million for the three months ended June 30, 2023, a decrease of $1.7 million, or 2.8%, as compared to the three months ended June 30, 2022. The decrease was attributable to volume decline and change in mix of 6.9%. Partially offsetting this decline was a favorable impact from pricing and foreign currency exchange rates of 3.6% and 0.5%, respectively.
Segment Income
Sterigenics segment income was $91.5 million for the three months ended June 30, 2023, an increase of $6.4 million, or 7.5%, as compared to the three months ended June 30, 2022. The increase in segment income and segment income margin was primarily a result of favorable customer pricing, partially offset by unfavorable volume and change in mix, as well as inflation.
Nordion segment income was $17.8 million for the three months ended June 30, 2023, a decrease of $12.2 million, or 40.7%, as compared to the three months ended June 30, 2022. The decrease in segment income and segment income margin was driven by expected volume decline and change in mix stemming from Co-60 harvest schedule timing, partially offset by favorable pricing.
Nelson Labs segment income was $19.3 million for the three months ended June 30, 2023, a decrease of $1.8 million, or 8.6%, as compared to the three months ended June 30, 2022. The decrease in segment income and segment income margin was primarily a result of volume decline and change in mix as well as inflation, partially offset by favorable pricing, as referenced above.
Segment Results for the Six Months Ended June 30, 2023 and 2022
The following tables compare segment net revenue and segment income for the six months ended June 30, 2023 to the six months ended June 30, 2022:

	Six Months Ended June 30,
(thousands of U.S. dollars)	2023	2022	$ Change	% Change

Net Revenues
Sterigenics	$326,587	$307,254	$19,333	6.3%
Nordion	40,526	84,480	(43,954)	(52.0%)
Nelson Labs	108,759	111,659	(2,900)	(2.6)%
Segment Income
Sterigenics	$174,290	$164,501	$9,789	6.0%
Nordion	19,310	48,885	(29,575)	(60.5)%
Nelson Labs	33,353	38,098	(4,745)	(12.5)%
Segment Income margin
Sterigenics	53.4%	53.5%
Nordion	47.6%	57.9%
Nelson Labs	30.7%	34.1%

Net Revenues by Segment
Sterigenics net revenues were $326.6 million for the six months ended June 30, 2023, an increase of $19.3 million, or 6.3%, as compared to the six months ended June 30, 2022. The increase was primarily attributable to the favorable impacts from pricing of 6.4%, partially offset by unfavorable impacts from changes in foreign currency exchange rates of 0.2%.
Nordion net revenues were $40.5 million for the six months ended June 30, 2023, a decrease of $44.0 million, or 52.0%, as compared to the six months ended June 30, 2022. The decrease was driven by an expected volume decline and change in mix of 51.6% due to Co-60 harvest schedule timing, and an unfavorable impact of 3.8% from changes in foreign exchange rates. Partially offsetting this decrease was a favorable impact from pricing of 3.4%.
Nelson Labs net revenues were $108.8 million for the six months ended June 30, 2023, a decrease of $2.9 million, or 2.6%, as compared to the six months ended June 30, 2022. The decrease was attributable to volume decline and change in mix of 6.2% coupled with a 0.2% impact from changes in foreign currency exchanges rates. Partially offsetting this decline was a favorable impact from pricing of 3.8%.
Segment Income
Sterigenics segment income was $174.3 million for the six months ended June 30, 2023, an increase of $9.8 million, or 6.0%, as compared to the six months ended June 30, 2022. The increase in segment income was fueled mainly by favorable customer pricing, as referenced above, partially offset by unfavorable volume and change in mix, as well as inflation.
Nordion segment income was $19.3 million for the six months ended June 30, 2023, a decrease of $29.6 million, or 60.5%, as compared to the six months ended June 30, 2022. The decrease in segment income and segment income margin was driven by expected volume decline and change in mix stemming from Co-60 harvest schedule timing, as referenced above.
Nelson Labs segment income was $33.4 million for the six months ended June 30, 2023, a decrease of $4.7 million, or 12.5%, as compared to the six months ended June 30, 2022. The decrease in segment income and segment income margin was primarily a result of volume decline and change in mix as well as inflation, partially offset by favorable pricing, as referenced above.
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
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2023	2022	2023	2022
Net income	$23,513	$30,418	$26,355	$61,059
Amortization of intangibles	20,502	21,195	41,109	41,377
Share-based compensation(a)	8,409	5,801	15,757	10,339
Loss (gain) on foreign currency and derivatives not designated as hedging instruments, net(b)	(409)	(1,430)	126	(7,982)
Acquisition and divestiture related charges, net(c)	153	691	745	531
Business optimization project expenses(d)	3,322	470	5,856	574
Plant closure expenses(e)	129	478	(766)	1,149
Impairment of investment in unconsolidated affiliate(f)	—	9,613	—	9,613
Professional services and other expenses relating to EO sterilization facilities(g)	17,080	17,678	33,382	35,737
Accretion of asset retirement obligations(h)	555	598	1,127	1,118
COVID-19 expenses(i)	—	45	—	148
Income tax benefit associated with pre-tax adjustments(j)	(13,959)	(9,732)	(26,351)	(17,584)
Adjusted Net Income	59,295	75,825	97,340	136,079
Interest expense, net(k)	25,271	17,144	51,811	33,894
Depreciation(l)	18,988	15,744	37,919	31,611
Income tax provision applicable to Adjusted Net Income(m)	24,931	27,422	39,883	49,900
Adjusted EBITDA(n)	$128,485	$136,135	$226,953	$251,484

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
(d)    Represents professional fees, exit costs, severance and other payroll costs, and other costs associated with business optimization and cost savings projects relating to the integration of acquisitions, operating structure realignment and other process enhancement projects.
(e)    Represents professional fees, severance and other payroll costs, and other costs including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility. The six months ended June 30, 2023 also includes a $1.0 million cancellation fee received from a tenant in connection with the termination of an office space lease at the Nordion facility.
(f)    Represents an impairment charge on our equity method investment in a joint venture. Refer to Note 1, “Basis of Presentation”.
(g)    Represents litigation and other professional fees associated with our EO sterilization facilities. This includes $5.5 million and $7.8 million of interest expense, net for the three and six months ended June 30, 2023, respectively, associated with Term Loan B that was issued to finance the $408.0 million cost to settle approximately 880 pending and threatened EO claims against the Settling Defendants in Illinois under Settlement Agreements entered into on March 28, 2023. See Note 15, “Commitments and Contingencies.”
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
(k)    The three and six months ended June 30, 2023 exclude $5.5 million and $7.8 million, respectively, of interest expense, net, on Term Loan B attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement. The three and six months ended June 30, 2022 exclude $3.1 million and $9.4 million, respectively, of unrealized gains on interest rate derivatives not designated as hedging instruments.
(l)    Includes depreciation of Co-60 held at gamma irradiation sites.
(m)    Represents the difference between the income tax provision as determined under U.S. GAAP and the income tax provision or benefit associated with pre-tax adjustments described in footnote (j).
(n)    $24.4 million and $20.9 million of the adjustments for the three months ended June 30, 2023 and 2022, respectively, and $47.2 million and $40.7 million of the adjustments for the six months ended June 30, 2023 and 2022, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of June 30, 2023, we had $270.5 million of cash and cash equivalents. This is a decrease of $125.8 million from the balance at December 31, 2022. The decrease in cash and cash equivalents was mainly attributable to the release of approximately $408.0 million to settle the EO claims against the Settling Defendants in Cook County, Illinois and a $200.0 million paydown of the outstanding balance on the Revolving Credit Facility. Partially offsetting this decrease was $500.0 million in proceeds from the issuance of Term Loan B on February 23, 2023. Our foreign subsidiaries held cash of approximately $152.8 million at June 30,

2023 and $158.3 million at December 31, 2022, to meet their liquidity needs. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
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

Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements, including debt service on our long-term debt, make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs that we expect to continue to incur for at least the next twelve months. Our primary long-term liquidity requirements beyond the next 12 months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of June 30, 2023, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of June 30, 2023, our interest rate caps and swap limit our cash flow exposure of our variable rate borrowings under the Term Loans. Refer to Note 16, “Financial Instruments and Financial Risk”, “Derivative Instruments” for additional information regarding the interest rate caps used to manage economic risks associated with our variable rate borrowings.

Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the six months ended June 30, 2023, our capital expenditures amounted to $98.1 million, compared to $71.6 million for the six months ended June 30, 2022.
Cash Flow Information

(thousands of U.S. dollars)	Six Months Ended June 30,
	2023	2022
Net Cash Provided by (Used in):
Operating activities	$(302,704)	$108,256
Investing activities	(98,102)	(71,192)
Financing activities	273,206	(1,083)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1,796	(2,287)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$(125,804)	$33,694
Operating activities
Cash flows from operating activities decreased $411.0 million to net cash used of $302.7 million in the six months ended June 30, 2023 compared to $108.3 million provided by operating activities for the six months ended June 30, 2022. The decrease in cash flows from operating activities in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the release of the settlement funds of approximately $408.0 million on June 30, 2023 in connection with the settlements of the EO claims in Cook County, Illinois.

Investing activities
Cash used by investing activities increased $26.9 million to net cash used of $98.1 million in the six months ended June 30, 2023 compared to $71.2 million for the six months ended June 30, 2023. The variance was primarily driven by an increase in capital expenditures of $26.5 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Financing activities
Cash provided by financing activities increased $274.3 million to net cash provided of $273.2 million for the six months ended June 30, 2023 compared to $1.1 million of cash used for financing activities for the six months ended June 30, 2022. The difference was mainly attributable to $500.0 million in proceeds from the issuance of Term Loan B on February 23, 2023, partially offset by the $200.0 million paydown of the outstanding balance on the revolving credit facility and the payment of $24.7 million of debt issuance costs incurred in connection with the issuance of Term Loan B and the revolving credit facility amendment during the six months ended June 30, 2023, as described in “Debt Facilities” below. Financing activities for the three months ended June 30, 2022 were insignificant.
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Revolving Credit Facility and Term Loan mature on June 13, 2026 and December 13, 2026, respectively. After giving effect to the Revolving Credit Facility Amendment (defined below), the total borrowing capacity under the Revolving Credit Facility is $423.8 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of June 30, 2023 and December 31, 2022, total borrowings under the Term Loan were $1,763.1 million. The weighted average interest rate on borrowings under the Term Loan for the three months ended June 30, 2023 and June 30, 2022 was 7.89% and 3.53%, respectively, and 7.66% and 3.39% for the six months ended June 30, 2023 and June 30, 2022, respectively.
On February 23, 2023, we entered into the First Lien Credit Agreement (the “2023 Credit Agreement”), which provides for, among other things, a new Term Loan B facility in an aggregate principal amount of $500.0 million and bears interest, at the Company’s option, at a variable rate per annum equal to either (x) the Term SOFR Rate (as defined in the 2023 Credit Agreement) plus an applicable margin of 3.75% or (y) an alternative base rate (“ABR”) plus an applicable margin of 2.75%. The 2023 Credit Agreement is secured on a first priority basis on substantially all of our assets and is guaranteed by certain of our subsidiaries. It is prepayable without premium or penalty at any time six months after the closing date. The principal balance shall be paid at 1% of the aggregate principal amount ($5.0 million) per year, with the balance due at the end of 2026. The Company used the proceeds of this debt to fund a previously announced $408.0 million EO litigation settlement in Cook County, Illinois and pay down the $200.0 million of existing borrowings under the Revolving Credit Facility concurrent with the funding of this loan on February 23, 2023. In addition, the Company plans to use the remaining proceeds to further enhance liquidity and for general corporate purposes. The weighted average interest rate on borrowings under Term Loan B for the three months ended June 30, 2023 was 8.82%.

On March 21, 2023, the Company entered into the Revolving Credit Facility Amendment, which provides for an increase in the commitments under the existing Revolving Credit Facility in an aggregate principal amount of $76.3 million. In addition, certain of the lenders providing revolving credit commitments have provided additional commitments for the issuance of the letters of credit under the Revolving Credit Facility in an aggregate principal amount of $165.1 million. The Revolving Credit Facility Amendment also provides for the replacement of the LIBOR-based reference interest rate option for revolving loans with a reference rate option based upon the Term Secured Overnight Financing Rate (“Term SOFR”) or Daily Simple SOFR (“Daily SOFR”) plus an applicable credit spread adjustment of 0.1% (subject to a minimum floor of 0.0%). After giving effect to the Revolving Credit Facility Amendment, the aggregate amount of the Lenders' revolving commitments is $423.8 million and the aggregate amount of letter of credit commitments is $361.3 million. Letter of credit commitments are part of and not in addition to the aggregate revolving commitments. The maturity date of the Revolving Credit Facility remains June 13, 2026. As of June 30, 2023 there were no borrowings outstanding on the Revolving Credit Facility. The Company borrowed $200.0 million on the Revolving Credit Facility during the fourth quarter of 2022, which was repaid in the first quarter of 2023, as noted above.

The Senior Secured Credit Facilities and 2023 Credit Agreement contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and 2023 Credit Agreement. The Senior Secured Credit Facilities and 2023 Credit Agreement also contain certain customary affirmative covenants and events of default, including upon a change of control. An event of default under the Senior Secured Credit Facilities and 2023 Credit Agreement would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of $100.0 million, which judgment or judgments are not stayed or remain undischarged for a period of 60 consecutive days or if, in order to enforce such a judgment, a judgment creditor attached or levied upon assets that are material to the business and operations, taken as a whole, of the Company and certain of its subsidiaries. As of June 30, 2023, we were in compliance with all the Senior Secured Credit Facilities and 2023 Credit Agreement covenants.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of June 30, 2023, the Company had $51.7 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $372.1 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in LIBOR (up to June 22, 2023) and SOFR. For additional information on the derivative instruments described above, refer to Note 16, “Financial Instruments and Financial Risk”, “Derivatives Instruments.”
LIBOR Transition
Publication of all U.S. LIBOR tenors ceased after June 30, 2023. To align with the market phaseout of LIBOR, SHH entered into an amendment to the Senior Secured Credit Facilities to replaces the LIBOR-based reference interest rate option under the Term Loan with a reference interest rate option based on Term SOFR plus an applicable credit spread adjustment of 0.11448% (for one-month interest periods), 0.26161% (for three-month interest periods) and 0.42826% (for six-month interest periods) (in all cases, subject to a minimum floor of 0.50%).
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make judgments, estimates and assumptions at a specific point in time and in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The application of accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.
A comprehensive discussion of the Company’s critical accounting policies and management estimates made in connection with the preparation of the financial statements is included in Item 7 of 2022 Form 10-K. There have been no significant changes in critical accounting policies, management estimates or accounting policies since the year ended December 31, 2022.

NEW ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements applicable to our business, see Note 2, “Recent Accounting Standards” to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2022 Form 10-K. These market risks have not materially changed for the three and six months ended June 30, 2023.
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
Changes in Internal Control
During the three and six months ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Proceedings Described in Note 15 “Commitments and Contingencies” of Our Consolidated Financial Statements
Note 15, “Commitments and Contingencies” to our consolidated financial statements for the three and six months ended June 30, 2023 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 15 “Commitments and Contingencies” for information regarding the following legal proceedings, which information is incorporated into this item by reference:
•Ethylene Oxide Tort Litigation – Illinois, Georgia and New Mexico;
•Insurance Coverage for Environmental Liabilities; and
•Sotera Health Company Securities Litigation and Related Matters.
Legal Proceedings That Are Not Described in Note 15 “Commitments and Contingencies” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 15 “Commitments and Contingencies” to our consolidated financial statements for the three and six months ended June 30, 2023 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matter also constitutes a pending legal proceeding, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party.
Zoetermeer, Holland Criminal Proceedings and Criminal Financial Investigation
In 2010, the Dutch Public Prosecution Service started criminal proceedings against our subsidiary DEROSS Holding B.V. (“DEROSS”), in relation to alleged environmental permit violations for EO emissions in the period from 2004 to 2009 at its Zoetermeer processing facility. We agreed to defend and indemnify the two individuals overseeing environmental compliance during the time period of the alleged claims by the Public Prosecutor. In November 2010, the Public Prosecution Service also started a criminal financial investigation against DEROSS to determine whether it obtained illegal advantages by committing the alleged criminal offenses noted above.
In February 2018, DEROSS and the two individuals received favorable judgments from the trial court, which did not hold any of them responsible for the alleged criminal offenses. In March 2018, the Public Prosecutor filed an appeal against the favorable judgments. In May 2023, the Public Prosecutor agreed to a resolution of the proceedings against DEROSS and the two individuals. Pursuant to this agreed resolution, the Public Prosecutor has withdrawn the appeals against the 2018 judgments in the cases of the two individuals. In addition, the Public Prosecutor has agreed to terminate the proceedings against DEROSS on the condition that DEROSS fulfills its obligations under the agreed resolution, including a contribution of €990,000 to a charity. The resolution of proceedings against DEROSS is further conditioned on approval by the Dutch courts.
An escrow was established in 2011 to satisfy indemnity claims for losses related to this matter. The balance of special escrow funds as of June 30, 2023, was approximately US$1.8 million and the cash collateral held by ABN Amro to provide security for the claims against us was approximately €2.4 million (US$2.6 million) as of June 30, 2023. At this time, there can be no assurance that the agreed resolution of this matter will be completed. If resolution is unsuccessful, we expect that the appeal of this matter could take several years to resolve; however, we believe the indemnification receivable continues to be recoverable and plan to ensure escrow funds remain in place to cover the agreed resolution described above or outcomes of an appeal.
While we have received letters in past years from a small number of individuals claiming to live or work in the vicinity of the Zoetermeer facility, no civil claims have been filed against DEROSS or us. It is possible that these or other individuals living in the vicinity of the Zoetermeer facility may file civil claims at some time in the future. We have not provided for a contingency reserve in connection with any civil claims as we are unable to determine the probability of an unfavorable outcome and no reasonable estimate of a loss or range of losses, if any, can be made.

Notice of Violation for Ethylene Oxide Emissions from Our Facility in Queensbury, New York

In late May 2023, Sterigenics’ Queensbury, NY facility experienced a power outage that resulted in a failure to restart the facility’s scrubber system, which is part of the facility’s emission control systems. The disruption of the facility’s scrubber lasted for approximately 48 hours. Upon discovering the disruption, the facility restarted the scrubber to control emissions within the system and then ceased operations. Operating without the scrubber resulted in nine intermittent releases of ethylene oxide over a period of 48 hours from the 78-foot stack at the facility.

Sterigenics promptly notified the New York State Department of Environmental Conservation (“DEC”) and the US Environmental Protection Agency (“US EPA”) about the failure of the scrubber system and resulting releases of ethylene oxide. Sterigenics implemented remedial measures to prevent a recurrence in the event of future power outages and, with the DEC’s approval, resumed operations at the Queensbury facility 12 days after ceasing operations. Sterigenics received a Notice of Violation from the DEC on May 30, 2023 and expects to be fined in an amount to be determined by the DEC.
Item 1A. Risk Factors.
The risk factor titled “We are subject to extensive regulatory requirements and routine regulatory audits in our operations. …” included in Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K for the year ended December 31, 2022, as amended by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, is hereby updated by deleting the final paragraph thereof and substituting the paragraph immediately below in its place. Other than such substitution, the text of the risk factor is unchanged.

In April 2023, the US EPA proposed stricter EO regulations based on the 2016 IRIS Assessment, including (1) a proposed interim decision under FIFRA that sets forth measures designed to mitigate EO exposure, in particular for workers exposed to EO in occupational settings, and (2) proposed amendments to the NESHAP governing commercial EO sterilization facilities like ours that would require these facilities to implement additional air pollution control technologies, practices and procedures designed to further reduce EO emissions from EO facilities. These April 2023 proposals contain a number of proposed requirements that are inconsistent with existing industry practices and set forth proposed implementation timelines that would be difficult to meet at existing facilities for some of the proposed requirements. The public comment period on these proposals closed in late June 2023, with thousands of comments received by the US EPA, which may lead to clarifications and revisions in the final US EPA regulations. Although we have been implementing enhancements at our EO sterilization facilities in the United States that we expect will facilitate our ability to meet many of the proposed requirements, certain facets of the proposed requirements are untested or not widely adopted at existing EO sterilization facilities. Compliance with the proposals in the form proposed in April 2023 will require additional facility modifications as well as added capital and operational costs, and some requirements (if adopted as proposed) could be unachievable at our EO facilities and at existing EO facilities throughout the industry. The US EPA has stated it plans to adopt final requirements by the first half of 2024 and its April 2023 proposals contemplate that existing facilities will be required to comply with many of the requirements as soon as 18 months following adoption.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Regulation S-K, Item 408).

Item 6. Exhibits.
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No	Description of Exhibits	Form	File No.	Exhibit	Filing Date	Furnished/Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
10.1	Amendment, dated as of June 22, 2023, to the First Lien Credit Agreement dated as of December 13, 2019 by and among Sotera Health Company, Sotera Health Holdings, LLC, certain subsidiaries of Sotera Health Company, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and the lenders and issuing banks party thereto.	8-K	001-39729	10.1	2023-06-22
10.2	Executed Employment Offer by Sotera Health Company and Jonathan M. Lyons dated as of May 31, 2023					*
10.3	Executed Restrictive Covenants Agreement by and between Sotera Health Company and Jonathan M. Lyons dated as of June 26, 2023					*
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed Herewith
**    Furnished Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOTERA HEALTH COMPANY

By:	/s/ Jonathan M. Lyons
Name:	Jonathan M. Lyons
Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 3, 2023