Form 10-Q
period 2024-03-31
Sotera Health Co
filed 2024-05-02
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of April 25, 2024, there were 283,070,826 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

SOTERA HEALTH COMPANY
- TABLE OF CONTENTS -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to:
•a disruption in the availability or supply of, or increases in the price of, ethylene oxide (“EO”), Cobalt-60 (“Co-60”) or our other direct materials, services and supplies, including as a result of geopolitical instability and/or sanctions against Russia by the United States, Canada, United Kingdom and/or the European Union;
•fluctuations in foreign currency exchange rates;
•changes in environmental, health and safety regulations or preferences, and general economic, social and business conditions;
•health and safety risks associated with the use, storage, transportation and disposal of potentially hazardous materials such as EO and Co-60;
•the impact and outcome of current and future legal proceedings and liability claims, including litigation related to the use, emissions and releases of EO from our facilities in California, Georgia, Illinois and New Mexico and the possibility that additional claims will be made in the future relating to these or other facilities;
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
•the risks of doing business internationally, including global and regional economic and political instability and compliance with numerous laws and sometimes inconsistent laws and regulations in multiple jurisdictions;
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
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under Part II, Item 1A, “Risk Factors,” as well as Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”). If any of these trends, risks or uncertainties actually occur or continue, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
Unless expressly indicated or the context requires otherwise, the terms “Sotera Health,” “Company,” “we,” “us,” and “our” in this document refer to Sotera Health Company, a Delaware corporation, and, where appropriate, its subsidiaries on a consolidated basis.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$261,133	$296,407
Restricted cash short-term	1,687	5,247
Accounts receivable, net of allowance for uncollectible accounts of $3,925 and $4,689, respectively	111,069	147,696
Inventories, net	51,342	48,316
Prepaid expenses and other current assets	53,663	53,846
Income taxes receivable	8,285	5,732
Total current assets	487,179	557,244
Property, plant, and equipment, net	979,422	946,914
Operating lease assets	22,517	24,037
Deferred income taxes	4,883	4,993
Post-retirement assets	29,502	28,482
Other assets	42,881	41,242
Other intangible assets, net	390,457	416,318
Goodwill	1,102,851	1,111,190
Total assets	$3,059,692	$3,130,420
Liabilities and equity
Current liabilities:
Accounts payable	$61,576	$71,039
Accrued liabilities	61,774	122,471
Deferred revenue	12,882	13,492
Current portion of long-term debt	4,808	4,797
Current portion of finance lease obligations	1,490	8,771
Current portion of operating lease obligations	5,303	5,934
Income taxes payable	4,507	4,150
Total current liabilities	152,340	230,654
Long-term debt, less current portion	2,224,611	2,223,674
Finance lease obligations, less current portion	90,858	63,793
Operating lease obligations, less current portion	19,132	20,087
Noncurrent asset retirement obligations	48,021	47,944
Deferred lease income	18,223	18,762
Post-retirement obligations	8,235	8,439
Noncurrent liabilities	8,728	8,879
Deferred income taxes	60,152	64,454
Total liabilities	2,630,300	2,686,686
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at March 31, 2024 and December 31, 2023	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 authorized; no shares issued at March 31, 2024 and December 31, 2023	—	—
Treasury stock, at cost (2,966 and 3,207 shares at March 31, 2024 and December 31, 2023, respectively)	(26,042)	(27,182)
Additional paid-in capital	1,220,547	1,215,178
Retained deficit	(648,117)	(654,440)
Accumulated other comprehensive loss	(119,856)	(92,682)
Total equity	429,392	443,734
Total liabilities and equity	$3,059,692	$3,130,420
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Revenues:
Service	$226,481	$214,510
Product	21,695	6,080
Total net revenues	248,176	220,590
Cost of revenues:
Service	110,852	104,210
Product	10,209	4,877
Total cost of revenues	121,061	109,087
Gross profit	127,115	111,503
Operating expenses:
Selling, general and administrative expenses	58,209	61,910
Amortization of intangible assets	15,732	16,227
Total operating expenses	73,941	78,137
Operating income	53,174	33,366
Interest expense, net	41,771	28,870
Foreign exchange (gain) loss	(572)	347
Other expense (income), net	961	(1,253)
Income before income taxes	11,014	5,402
Provision for income taxes	4,691	2,560
Net income	6,323	2,842
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $37 and $(17), respectively)	113	(51)
Interest rate derivatives (net of taxes of $146 and $(3,396), respectively)	419	(9,251)
Foreign currency translation	(27,706)	11,257
Comprehensive (loss) income	$(20,851)	$4,797
Earnings per share:
Basic	$0.02	$0.01
Diluted	0.02	0.01
Weighted average number of shares outstanding:
Basic	281,913	280,691
Diluted	284,062	282,977
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Operating activities:
Net income	$6,323	$2,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,306	18,931
Amortization of intangible assets	20,124	20,607
Deferred income taxes	(3,441)	(1,770)
Share-based compensation expense	8,663	7,288
Accretion of asset retirement obligations	642	572
Unrealized foreign exchange (gain) loss	(5,061)	802
Unrealized loss on derivatives not designated as hedging instruments	1,833	227
Amortization of debt issuance costs	2,535	1,910
Other	(998)	(1,328)
Changes in operating assets and liabilities:
Accounts receivable	40,569	10,223
Inventories	(4,052)	(9,512)
Other current assets	(250)	(6,318)
Accounts payable	(7,280)	(9,610)
Accrued liabilities	(31,006)	8,826
Georgia EO litigation settlement	(35,000)	—
Income taxes payable / receivable, net	(1,808)	(9,551)
Other liabilities	(176)	(372)
Other long-term assets	(2,224)	104
Net cash provided by operating activities	9,699	33,871
Investing activities:
Purchases of property, plant and equipment	(34,890)	(45,000)
Other investing activities	37	32
Net cash used in investing activities	(34,853)	(44,968)
Financing activities:
Proceeds from long-term borrowings	—	500,000
Payment on long-term borrowings	(1,250)	—
Payment on revolving credit facility	—	(200,000)
Payments of debt issuance costs	(1,291)	(24,457)
Buyout of leased facilities	(6,736)	—
Other financing activities	(2,664)	(1,627)
Net cash (used in) provided by financing activities	(11,941)	273,916
Effect of exchange rate changes on cash and cash equivalents	(1,739)	1,067
Net (decrease) increase in cash and cash equivalents, including restricted cash	(38,834)	263,886
Cash and cash equivalents, including restricted cash, at beginning of period	301,654	396,294
Cash and cash equivalents, including restricted cash, at end of period	$262,820	$660,180
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$69,735	$35,456
Cash paid during the period for income taxes, net of tax refunds received	9,837	14,014
Purchases of property, plant and equipment included in accounts payable	15,454	13,061
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at December 31, 2022	282,421	$2,860	$(29,775)	$1,189,622	$(705,816)	$(106,653)	$350,238
Share-based compensation plans	95	—	355	5,735	—	—	6,090
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(51)	(51)
Foreign currency translation	—	—	—	—	—	11,257	11,257
Interest rate derivatives, net of tax	—	—	—	—	—	(9,251)	(9,251)
Net income	—	—	—	—	2,842	—	2,842
Balance at March 31, 2023	282,516	$2,860	$(29,420)	$1,195,357	$(702,974)	$(104,698)	$361,125

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at December 31, 2023	282,830	$2,860	$(27,182)	$1,215,178	$(654,440)	$(92,682)	$443,734
Share-based compensation plans	241	—	1,140	5,369	—	—	6,509
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	113	113
Foreign currency translation	—	—	—	—	—	(27,706)	(27,706)
Interest rate derivatives, net of tax	—	—	—	—	—	419	419
Net income	—	—	—	—	6,323	—	6,323
Balance at March 31, 2024	283,071	$2,860	$(26,042)	$1,220,547	$(648,117)	$(119,856)	$429,392
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
We operate and report in three segments: Sterigenics, Nordion and Nelson Labs. We describe our reportable segments in Note 16, “Segment Information”. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates – In preparing our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), we make estimates and assumptions that affect the amounts reported and the accompanying notes. We regularly evaluate the estimates and assumptions used and revise them as new information becomes available. Actual results may vary from those estimates.
Interim Financial Statements – The accompanying consolidated financial statements include the assets, liabilities, operating results, and cash flows of the Company and its wholly owned subsidiaries. These financial statements are prepared in accordance with U.S. GAAP for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes in our 2023 10-K.
2.Recent Accounting Standards
Accounting Standards Updates (“ASU”) Issued But Not Yet Adopted

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
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three months ended March 31, 2024 and 2023:

(thousands of U.S. dollars)	Three Months Ended March 31, 2024
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$166,497	$23,051	$—	$189,548
Over time	—	956	57,672	58,628
Total	$166,497	$24,007	$57,672	$248,176

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)	Three Months Ended March 31, 2023
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$159,997	$7,588	$—	$167,585
Over time	—	963	52,042	53,005
Total	$159,997	$8,551	$52,042	$220,590
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $12.9 million and $13.5 million at March 31, 2024 and December 31, 2023, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
4.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
	March 31, 2024	December 31, 2023
Raw materials and supplies	$41,436	$43,411
Work-in-process	3,008	471
Finished goods	7,129	4,670
	51,573	48,552
Reserve for excess and obsolete inventory	(231)	(236)
Inventories, net	$51,342	$48,316
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
	March 31, 2024	December 31, 2023
Prepaid taxes	$3,717	$4,129
Prepaid business insurance	6,261	7,174
Prepaid rent	1,193	1,150
Customer contract assets	18,550	17,785
Current deposits	416	715
Prepaid maintenance contracts	448	422
Value added tax receivable	3,549	4,306
Prepaid software licensing	2,265	2,503
Stock supplies	3,754	3,669
Embedded derivative assets	1,667	1,225
Other	11,843	10,768
Prepaid expenses and other current assets	$53,663	$53,846
6.Goodwill and Other Intangible Assets
Changes to goodwill during the three months ended March 31, 2024 were as follows:

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2023	$659,888	$276,929	$174,373	$1,111,190
Changes due to foreign currency exchange rates	(1,682)	(5,903)	(754)	(8,339)
Goodwill at March 31, 2024	$658,206	$271,026	$173,619	$1,102,851
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of March 31, 2024
Finite-lived intangible assets
Customer relationships	$654,734	$498,395
Proprietary technology	83,975	58,095
Trade names	2,562	1,321
Land-use rights	8,583	1,871
Sealed source and supply agreements	204,435	108,302
Other	4,470	3,096
Total finite-lived intangible assets	958,759	671,080

Indefinite-lived intangible assets
Regulatory licenses and other(a)	76,995	—
Trade names / trademarks	25,783	—
Total indefinite-lived intangible assets	102,778	—
Total	$1,061,537	$671,080

As of December 31, 2023	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$657,673	$485,188
Proprietary technology	84,918	56,846
Trade names	2,567	1,207
Land-use rights	8,756	1,855
Sealed source and supply agreements	208,919	107,561
Other	4,517	2,905
Total finite-lived intangible assets	967,350	655,562

Indefinite-lived intangible assets
Regulatory licenses and other(a)	78,684	—
Trade names / trademarks	25,846	—
Total indefinite-lived intangible assets	104,530	—
Total	$1,071,880	$655,562
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

Sotera Health Company
Notes to Consolidated Financial Statements
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for finite-lived intangible assets was $20.1 million and $20.6 million for the three months ended March 31, 2024 and 2023, respectively. $15.7 million and $16.2 million was included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, respectively, whereas the remainder was included in “Cost of revenues.”
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2024	$59,479
2025	42,349
2026	22,197
2027	21,120
2028	20,572
Thereafter	121,962
Total	$287,679
The weighted-average remaining useful life of the finite-lived intangible assets was approximately 9 years as of March 31, 2024.
7.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	March 31, 2024	December 31, 2023
Accrued employee compensation	$26,450	$35,037
Georgia EO litigation settlement reserve	—	35,000
Illinois EO litigation settlement reserve	—	288
Other legal reserves	460	1,480
Accrued interest expense	2,624	26,681
Embedded derivatives	2,698	414
Professional fees	18,143	12,691
Accrued utilities	2,208	2,056
Insurance accrual	3,336	2,922
Accrued taxes	2,605	2,407
Other	3,250	3,495
Accrued liabilities	$61,774	$122,471

Sotera Health Company
Notes to Consolidated Financial Statements
8.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of March 31, 2024	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Term loan, due 2026	$1,763,100	$(1,472)	$(9,439)	$1,752,189
Term loan B, due 2026	496,250	(7,197)	(11,823)	477,230
	2,259,350	(8,669)	(21,262)	2,229,419
Less current portion	5,000	(73)	(119)	4,808
Long-term debt	$2,254,350	$(8,596)	$(21,143)	$2,224,611

(thousands of U.S. dollars)
As of December 31, 2023	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Term loan, due 2026	$1,763,100	$(1,606)	$(10,298)	$1,751,196
Term loan B, due 2026	497,500	(7,616)	(12,609)	477,275
	2,260,600	(9,222)	(22,907)	2,228,471
Less current portion	5,000	(76)	(127)	4,797
Long-term debt	$2,255,600	$(9,146)	$(22,780)	$2,223,674
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, Sotera Health Holdings, LLC (“SHH”), our wholly-owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Term Loan matures on June 13, 2026. The total borrowing capacity under the Revolving Credit Facility is $423.8 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of March 31, 2024 and December 31, 2023, total borrowings under the Term Loan were $1,763.1 million. The weighted average interest rate on borrowings under the Term Loan for the three months ended March 31, 2024 and March 31, 2023 was 8.26% and 7.44%, respectively.
On March 1, 2024, the Company and SHH entered into Amendment No. 3 (“Amendment No. 3”) to the Revolving Credit Facility. Among other changes, the Amendment provides (i) for new commitments under the existing Revolving Credit Facility to replace existing revolving commitments in an aggregate principal amount of $83.0 million, (ii) that certain of the lenders providing revolving credit commitments shall also provide additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $37.5 million and (iii) for the extension of the maturity date of the Revolving Credit Facility to the earlier of (a) March 1, 2029, and (b) the date that is 91 days prior to the maturity date of the Company’s existing term loans.
Amendment No. 3 does not give effect to any other material changes to the terms and conditions of the Credit Agreement, including with respect to the amount of commitments under the Revolving Credit Facility, which remains $423.8 million, the representations and warranties, events of default, affirmative or negative covenants.
On February 23, 2023, we entered into the First Lien Credit Agreement (the “2023 Credit Agreement”), which provides for, among other things, a new Term Loan B facility (the “2023 Term Loan”) in an aggregate principal amount of $500.0 million and bears interest, at the Company’s option, at a variable rate per annum equal to either (x) the Term Secured Overnight Financing Rate (“Term SOFR”) (as defined in the 2023 Credit Agreement) plus an applicable margin of 3.75% or (y) an alternative base rate (“ABR”) plus an applicable margin of 2.75%. The 2023 Credit Agreement is secured on a first priority basis by substantially all of our assets and is guaranteed by certain of our subsidiaries. It is prepayable without premium or

Sotera Health Company
Notes to Consolidated Financial Statements
penalty at any time six months after the closing date. The principal balance shall be paid at 1% of the aggregate principal amount ($5.0 million) per year, with the balance due at the end of 2026. The Company used the proceeds of the 2023 Term Loan to fund a previously announced $408.0 million EO litigation settlement in Cook County, Illinois and pay down the $200.0 million of existing borrowings under the Revolving Credit Facility concurrent with the funding of the 2023 Term Loan on February 23, 2023. The Company utilized the remaining proceeds to further enhance liquidity and for general corporate purposes. The weighted average interest rate on borrowings under the 2023 Term Loan for the three months ended March 31, 2024 and the three months ended March 31, 2023 was 9.09% and 8.82%, respectively.
On March 21, 2023, the Company entered into an Incremental Facility Amendment to the First Lien Credit Agreement (“Revolving Credit Facility Amendment”), which provides for an increase in the commitments under the existing Revolving Credit Facility in an aggregate principal amount of $76.3 million. In addition, certain of the lenders providing revolving credit commitments provided additional commitments for the issuance of the letters of credit under the Revolving Credit Facility in an aggregate principal amount of $165.1 million. The Revolving Credit Facility Amendment also provides for the replacement of the reference interest rate option for Revolving Loans from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”) plus an applicable credit spread adjustment of 0.10% (subject to a minimum floor of 0%). After giving effect to the Revolving Credit Facility Amendment, the aggregate amount of the lenders' revolving commitments is $423.8 million. As of March 31, 2024 there were no borrowings outstanding under the Revolving Credit Facility.
The Senior Secured Credit Facilities and 2023 Credit Agreement contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and 2023 Credit Agreement. The Senior Secured Credit Facilities and 2023 Credit Agreement also contain certain customary affirmative covenants and events of default, including upon a change of control. An event of default under the Senior Secured Credit Facilities and 2023 Credit Agreement would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of $100.0 million and the judgments were not stayed or remained undischarged for a period of sixty consecutive days or if, to enforce such judgments, a judgment creditor were to attach liens upon assets that are material to the business and operations of the Company and certain of its subsidiaries as a whole. As of March 31, 2024, we were in compliance with all of the Senior Secured Credit Facilities and 2023 Credit Agreement covenants.

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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of March 31, 2024, the Company had $23.7 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $400.1 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 15, “Financial Instruments and Financial Risk”, “Derivative Instruments.”

Sotera Health Company
Notes to Consolidated Financial Statements
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of March 31, 2024, are as follows:

(thousands of U.S. dollars)
2024	3,750
2025	5,000
2026	2,250,600
2027	—
2028	—
Thereafter	—
Total	$2,259,350
9.Income Taxes
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

Our effective tax rate was 42.6% and 47.4% for the three months ended March 31, 2024 and 2023, respectively. Income tax expense for the three months ended March 31, 2024 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense and the impact of the foreign rate differential, partially offset by a benefit for state income taxes. Income tax expense for the three months ended March 31, 2023 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential and non-deductible compensation.
10.Employee Benefits
The Company sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution pension plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined benefit pension plan
The following defined benefit pension plan disclosure relates to Nordion. Certain immaterial foreign defined benefit pension plans have been excluded from the table below. The interest cost, expected return on plan assets and amortization of net actuarial gain are recorded in “Other expense (income), net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic pension benefit for the defined benefit plans for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(thousands of U.S. dollars)	March 31, 2024	March 31, 2023
Service cost	$145	$131
Interest cost	2,651	2,724
Expected return on plan assets	(4,019)	(4,019)
Net periodic benefit	$(1,223)	$(1,164)

Sotera Health Company
Notes to Consolidated Financial Statements
Other benefit plans
Other benefit plans disclosed below relate to Nordion and include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. Certain immaterial other foreign benefit plans have been excluded from the table below. All non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
(thousands of U.S. dollars)	March 31, 2024	March 31, 2023
Service cost	$3	$2
Interest cost	86	90
Amortization of net actuarial gain	(33)	(44)
Net periodic benefit cost	$56	$48
The Company currently has no funding requirements as the Nordion pension plan has a going concern surplus as defined by Canadian federal regulation, which requires solvency testing on defined benefit pension plans on an annual basis.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of March 31, 2024 and December 31, 2023, we had letters of credit outstanding relating to the defined benefit plans totaling $16.0 million. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.
11.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – January 1, 2024	$(7,297)		$(91,031)	$5,646		$(92,682)
Other comprehensive income (loss) before reclassifications	146		(27,706)	4,051		(23,509)
Amounts reclassified from accumulated other comprehensive income (loss)	(33)	(a)	—	(3,632)	(b)	(3,665)
Net current-period other comprehensive income (loss)	113		(27,706)	419		(27,174)
Ending balance – March 31, 2024	$(7,184)		$(118,737)	$6,065		$(119,856)

Beginning balance – January 1, 2023	$3,209		$(131,205)	$21,343		$(106,653)
Other comprehensive income (loss) before reclassifications	(7)		11,257	(2,493)		8,757
Amounts reclassified from accumulated other comprehensive income (loss)	(44)	(a)	—	(6,758)	(b)	(6,802)
Net current-period other comprehensive income (loss)	(51)		11,257	(9,251)		1,955
Ending balance – March 31, 2023	$3,158		$(119,948)	$12,092		$(104,698)

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
12.Share-Based Compensation
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
Restricted stock distributed in respect of pre-IPO Class B-2 Units were considered performance vesting units. The required performance threshold for the vesting of B-2 restricted stock is the first date on which (i) our Sponsors have received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Sotera Health Topco Parent, L.P. (of which the Company was a direct wholly owned subsidiary prior to the IPO) and (ii) the Sponsors’ internal rate of return exceeds 20%, subject to such grantee’s continued services through such date. Both performance thresholds were satisfied on March 4, 2024 and, as a result, all outstanding B-2 Units fully vested as of that date. Stock based compensation expense attributed to the pre-IPO Class B-2 awards was recorded in the fourth quarter of 2020 as the related performance conditions were considered probable of achievement and the implied service conditions were met.
We recognized $0.4 million and $0.5 million of share-based compensation expense related to the pre-IPO Class B-1 Units for the three months ended March 31, 2024 and 2023, respectively.
A summary of the activity for the three months ended March 31, 2024 related to the restricted stock awards distributed in respect of the pre-IPO awards (Class B-1 and B-2 Units) is presented below:

	Number of shares
	Restricted Stock Pre-IPO B-1	Restricted Stock - Pre-IPO B-2
Unvested at December 31, 2023	352,447	987,111
Vested	(74,335)	(987,111)
Unvested at March 31, 2024	278,112	—
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

We recognized $8.2 million ($3.9 million for stock options and $4.3 million for RSUs) and $6.8 million ($3.1 million for stock options and $3.7 million for RSUs) of share-based compensation expense for these awards in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses,” for the three months ended March 31, 2024 and 2023, respectively.

Sotera Health Company
Notes to Consolidated Financial Statements
Stock Options
Stock options generally vest ratably over a period of two to four years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted- average Exercise Price
Outstanding stock options at December 31, 2023	6,972,661	$15.17
Granted	1,570,336	14.59
Forfeited	(43,652)	20.77
Outstanding stock options at March 31, 2024	8,499,345	$15.04
As of March 31, 2024, there were 3.5 million vested and exercisable stock options.

RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on our market price on the date of grant. The following table summarizes our unvested RSUs activity for the three months ended March 31, 2024:

	Number of Shares	Weighted- average Grant Date Fair Value
Unvested at December 31, 2023	2,298,836	$13.81
Granted	971,342	14.59
Forfeited	(20,944)	16.44
Vested	(390,805)	18.74
Unvested at March 31, 2024	2,858,429	$13.38
13.Earnings Per Share
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
In periods in which the Company has net income, earnings per share is calculated using the two-class method. This method is required as unvested restricted stock distributed in respect of pre-IPO Class B-1 and B-2 awards have the right to receive non-forfeitable dividends or dividend equivalents if the Company were to declare dividends on its common stock. Pursuant to the two-class method, earnings for each period are allocated on a pro-rata basis to common stockholders and unvested pre-IPO Class B-1 and B-2 restricted stock awards. As of March 4, 2024, the performance threshold applicable to all Class B-2 restricted stock awards were fully satisfied, thereby releasing the vesting and forfeiture restrictions on these common shares. Beginning on that date, B-2 restricted stock was not included in the earnings allocation. Diluted earnings per share is computed using the more dilutive of (a) the two-class method, or (b) treasury stock method, as applicable, to the potentially dilutive instruments.
Our basic and diluted earnings per common share are calculated as follows:

Sotera Health Company
Notes to Consolidated Financial Statements

	Three Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	March 31, 2024	March 31, 2023
Earnings:
Net income	$6,323	$2,842
Less: Allocation to participating securities	22	18
Net income attributable to Sotera Health Company common shareholders	$6,301	$2,824
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	281,913	280,691
Dilutive effect of potential common shares	2,149	2,286
Weighted-average common shares outstanding - diluted	284,062	282,977
Earnings per Common Share:
Net income attributable to Sotera Health Company common shareholders - basic	$0.02	$0.01
Net income attributable to Sotera Health Company common shareholders - diluted	0.02	0.01
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended
in thousands of share amounts	March 31, 2024	March 31, 2023
Stock options	4,720	3,570
RSUs	150	492
Total anti-dilutive securities	4,870	4,062
14.Commitments and Contingencies
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

Sotera Health Company
Notes to Consolidated Financial Statements
Illinois
Subsidiaries of the Company and other parties are defendants in approximately 25 lawsuits in Illinois in which plaintiffs allege personal injuries or wrongful death resulting from purported use, emissions and releases of EO from or at Sterigenics’ former Willowbrook facility (the “Willowbrook Cases”). The Willowbrook Cases are pending in the Circuit Court of Cook County and have been assigned to a single judge for coordinated discovery and pretrial proceedings. We intend to vigorously defend the Willowbrook Cases.
Georgia
Sterigenics, Sotera Health, LLC and other parties are defendants in lawsuits in Georgia in which plaintiffs allege personal injuries, wrongful death and property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility (the “Atlanta Cases”).
Approximately 255 personal injury and wrongful death claims are pending in the State Court of Cobb County and have been consolidated for pretrial purposes (the “Consolidated Personal Injury Cases”). The Consolidated Personal Injury Cases are proceeding under a case management order pursuant to which a “pool” of eight cases will proceed to judicial determination of general causation issues in Phase 1 and specific causation issues in Phase 2; the first trial of any “pool” case that survives Phases 1 and 2 is not expected to begin before September 2025. The remaining Consolidated Personal Injury Cases (including nine cases that include both personal injury and property claims) are stayed. Two additional personal injury lawsuits pending in Cobb County have not been consolidated. The parties have jointly asked the court to stay one of these cases along with the stayed cases in the Consolidated Personal Injury Cases. In the other case, employees of a sterilization customer of Sterigenics allege they were injured by exposure while working at the customer’s distribution facility to residual EO allegedly emanating from products of the customer that had been sterilized at Sterigenics’ Atlanta facility; discovery is underway and, pursuant to the customer’s contract with Sterigenics, the customer is indemnifying Sterigenics against this lawsuit.
Sterigenics and Sotera Health LLC are also defendants in approximately 365 property devaluation lawsuits pending in the State Court of Cobb County that have been consolidated for pretrial purposes (the “Consolidated Property Cases”). Ten of the Consolidated Property Cases are proceeding under case management orders while the remaining cases are stayed. Discovery in five of the cases is underway; dispositive motions remain pending in the other five.
We intend to vigorously defend the Atlanta Cases.
California
In March 2024 and April 2024, two lawsuits were filed against the Company, Sterigenics, other subsidiaries of the Company and other parties in Los Angeles County Superior Court for personal injuries and wrongful death allegedly resulting from emissions and releases of EO from Sterigenics’ Vernon facilities (the “Vernon Cases”). Plaintiffs in these cases allege that 18 cases of cancer and other illnesses were caused by exposure to EO at locations in close proximity to the Vernon facilities, including residences located in Maywood, California, and a commercial facility located next door to Sterigenics’ Vernon facilities. The lawsuits remain in preliminary stages and case management orders have yet to be entered.
We intend to vigorously defend the Vernon Cases.
New Mexico
The Company and certain subsidiaries are defendants in a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico in which the New Mexico Attorney General ( “NMAG”) alleges that emissions and releases of EO from Sterigenics’ facility in Santa Teresa have deteriorated the air quality in surrounding communities and materially contributed to increased health risks for residents of those communities. In April 2024, the Court of Appeals of the State of New Mexico denied the NMAG’s petition for leave to file an interlocutory appeal of the August 2023 order granting Sterigenics’ motion for summary judgment on strict liability, the Unfair Practices Act claim, and the claims for decreased property values, increased healthcare costs and medical monitoring costs. The case has been remanded to the District Court of Doña Ana County for further

Sotera Health Company
Notes to Consolidated Financial Statements
proceedings on the remaining claims. A defense motion challenging the Court’s jurisdiction over Sotera Health Company and another defendant also remains pending.
The Company, Sterigenics and certain other subsidiaries are also defendants in a lawsuit pending in the United States District Court for the District of New Mexico alleging wrongful death resulting from purported exposure to EO used, emitted and released from Sterigenics’ facility in Santa Teresa, New Mexico while the decedent was working at a different company’s facility approximately one mile away. The case is set for trial in October 2025.
We intend to vigorously defend the lawsuits relating to the Santa Teresa facility.
* * *
Additional EO tort lawsuits may be filed in the future against the Company and/or its subsidiaries relating to Sterigenics’ Willowbrook, Atlanta, Santa Teresa, Vernon or other EO facilities. Based on our view of the strength of the science and related evidence that emissions of EO from Sterigenics’ operations have not caused and could not have caused the harms alleged in such lawsuits, we believe that losses in the remaining or future EO cases are not probable. Although the Company intends to defend itself vigorously on the merits, future settlements of EO tort lawsuits are reasonably possible. The Willowbrook and Atlanta Settlements (as previously defined in Note 20, Commitments and Contingencies of our 2023 10-K) were driven by dynamics unique to the cases that were settled and thus should not give rise to presumptions that the Company will settle additional EO tort lawsuits and/or that any such settlements will be for comparable amounts.
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
We are pursuing additional insurance coverage for our legal expenses related to EO tort lawsuits like the Illinois, Georgia and New Mexico matters described above. In 2021, Sterigenics filed an insurance coverage lawsuit in the U.S. District Court for the Northern District of Illinois relating to two commercial general liability policies issued in the 1980s (the “Northern District of Illinois Coverage Lawsuit”). The court issued an order declaring that the defendant insurer owes Sterigenics and another insured party a duty to defend the Willowbrook Cases (the “Duty to Defend Order”) and entered judgment for Sterigenics in January 2024 in the amount of $110.2 million for certain defense costs incurred in the Willowbrook Cases as of August 2022 (the “Defense Costs Judgment”). The defendant insurer has appealed the Duty to Defend Order and Defense Costs Judgment. Sterigenics is also a party in insurance coverage lawsuits pending in the Circuit Court of Cook County, Illinois and the Delaware Superior Court relating to insurance coverage from various historical commercial general liability policies for certain EO litigation settlement amounts and defense costs that the insurer in the Northern District of Illinois Coverage Lawsuit may fail to fund. The Delaware Superior Court has granted Sterigenics’ motion to stay the case pending resolution of the same and similar issues in the coverage lawsuit pending in the Circuit Court of Cook County, Illinois. It is not possible to predict how much, if any, of the insurance proceeds sought will ultimately be recovered.

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
In May 2023, July 2023 and April 2024, the Company received demands pursuant to 8 Del. C. §220 for inspections of its books and records from shareholders purporting to be investigating the Company’s internal operations, disclosure practices and other matters alleged and at issue in the Michigan Funds Litigation and related to the Company’s March 2024 Secondary Public Offering. The Company is producing documents in response to the 220 Demands.
The Company believes that the allegations and claims in the Michigan Funds Litigation and 220 Demands are without merit and plans to vigorously defend the Michigan Funds Litigation.
15.Financial Instruments and Financial Risk
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
In March 2023, we entered into an interest rate swap agreement with a notional amount of $400.0 million. The interest rate swap was effective on August 23, 2023 and expires on August 23, 2025. We have designated the interest swap as a cash flow hedge designed to hedge the variability of cash flows attributable to changes in the SOFR benchmark interest rate of our 2023 Term Loan (or any successor thereto). We receive interest at the one-month Term SOFR rate and pay a fixed interest rate under the terms of the swap agreement.
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

In October 2021, we entered into two interest rate cap agreements with a combined notional amount of $1,000.0 million for a total option premium of $1.8 million. Both interest rate caps were effective on December 31, 2022 and expired on July 31, 2023. These interest rate caps were designated as cash flow hedges designed to hedge the variability of cash flows attributable to changes in LIBOR (or its successor), the benchmark interest rate being hedged, by limiting our cash flow exposure related to the LIBOR base rate under a portion of our variable rate borrowings to 1.0%.

Sotera Health Company
Notes to Consolidated Financial Statements
Derivatives Not Designated in Hedge Relationships
Additionally, from time to time, the Company enters into interest rate derivatives to manage economic risks associated with our variable rate borrowings that are not designated in hedge relationships. These instruments are recorded at fair value on the Consolidated Balance Sheets, with any changes in value recorded in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The following table provides a summary of the notional and fair values of our derivative instruments:

	March 31, 2024				December 31, 2023
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate caps	$1,000.0		$5,828	—	$1,000.0	$8,763	—
Interest rate swaps	400.0		3,940	—	400.0	1,487	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	198.7		719	—	171.0	149	9
Embedded derivatives	142.7	(a)	1,667	2,698	150.1	1,225	405
Total	$1,741.4		$12,154	$2,698	$1,721.1	$11,624	$414
(a)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
Embedded derivative assets/liabilities and foreign currency forward contracts are included in “Prepaid expenses and other current assets” and “Accrued Liabilities” on our Consolidated Balance Sheets depending upon their position at period end. Interest rate swaps and interest rate caps are included in “Other assets” and “Noncurrent liabilities”, respectively, on the Consolidated Balance Sheets depending upon their position at period end.
The following table summarizes the activities of our derivative instruments for the periods presented, and the line item in which they are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)
Three Months Ended March 31,	2024	2023
Realized gain on interest rate derivatives recorded in interest expense, net(a)	(4,897)	(9,648)
Unrealized loss on embedded derivatives recorded in other expense (income), net	1,833	227
Realized loss on foreign currency forward contracts recorded in foreign exchange (gain) loss	4,008	449
Unrealized gain on foreign currency forward contracts recorded in foreign exchange (gain) loss	(580)	—
(a)For the three months ended March 31, 2024, amounts represent quarterly settlement of interest rate caps and swaps.

Sotera Health Company
Notes to Consolidated Financial Statements
We expect to reclassify approximately $8.0 million of pre-tax net gains on derivative instruments from accumulated other comprehensive income (loss) to income during the next 12 months associated with our cash flow hedges. Refer to Note 11, “Other Comprehensive Income (Loss)” for unrealized gains on interest rate derivatives, net of applicable tax, recorded in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income to interest expense, net of applicable tax, during the three months ended March 31, 2024.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of March 31, 2024 and December 31, 2023, accounts receivable was net of an allowance for uncollectible accounts of $3.9 million and $4.7 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following table discloses the fair value of our financial assets and liabilities:

As of March 31, 2024		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$5,828	$—	$5,828	$—
Interest rate swaps	3,940	—	3,940	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract assets	719	—	719	—
Embedded derivative assets	1,667	—	1,667	—
Embedded derivative liabilities	2,698	—	2,698	—
Current portion of long-term debt(c)
Term loan B, due 2026	4,808	—	4,975	—
Long-Term Debt(c)
Term loan, due 2026	1,752,189	—	1,747,761	—
Term loan B, due 2026	472,422	—	488,794	—
Finance Lease Obligations (with current portion)(d)	92,348	—	92,348	—

As of December 31, 2023		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$8,763	$—	$8,763	$—
Interest rate swaps	1,487	—	1,487	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contracts assets	149	—	149	—
Foreign currency forward contracts liabilities	9	—	9	—
Embedded derivative assets	1,225	—	1,225	—
Embedded derivative liabilities	405	—	405	—
Current portion of long-term debt(c)
Term loan B, due 2026	4,797	—	$5,000	—
Long-Term Debt(c)
Term loan, due 2026	1,751,197	—	1,758,163	—
Term loan B, due 2026	472,477	—	492,500	—
Finance Lease Obligations (with current portion)(d)	72,564	—	72,564	—
(a)Derivatives designated as hedging instruments are measured at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss). Interest rate caps and swaps are valued using pricing models that incorporate observable market inputs, including interest rate and yield curves.
(b)Derivatives that are not designated as hedging instruments are measured at fair value with gains or losses recognized immediately in the Consolidated Statements of Operations and Comprehensive Income (Loss). Embedded derivatives are valued using internally developed models that rely on observable market inputs, including foreign currency forward curves. Foreign currency forward contracts are valued by reference to changes in the foreign currency exchange rate over the life of the contract.
(c)Carrying amounts of current portion of long-term debt and long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair values of these instruments are based upon quoted prices for the term loans due in 2026 in inactive markets as provided by an independent fixed income security pricing service.
(d)Fair value approximates carrying value.

Sotera Health Company
Notes to Consolidated Financial Statements
16.Segment Information
We identify our operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Sterigenics, Nordion and Nelson Labs. We have determined our reportable segments based upon an assessment of organizational structure, service types, and internally prepared financial statements. Our chief operating decision-maker evaluates performance and allocates resources based on net revenues and segment income after the elimination of intercompany activities. The accounting policies of our reportable segments are the same as those described in Note 1, “Significant Accounting Policies” of the Company's annual consolidated financial statements and accompanying notes in our 2023 10-K.
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
For the three months ended March 31, 2024, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 18.9%, 18.8%, 16.7% and 10.7% of the total segment’s external net revenues for the three months ended March 31, 2024. For the three months ended March 31, 2023, two customers reported within the Nordion segment individually represented 10% or more of the segment's total net revenues. These customers represented 54.6% and 11.3% of the total segment's external net revenues for the three months ended March 31, 2023. The high concentration of revenues from these customers in the three months ended March 31, 2023 mainly stemmed from the low sales volume pattern during that period.

(thousands of U.S. dollars)	Three Months Ended March 31,
	2024	2023
Segment revenues(a)
Sterigenics	$166,497	$159,997
Nordion	24,007	8,551
Nelson Labs	57,672	52,042
Total net revenues	$248,176	$220,590
Segment income(b)
Sterigenics	$85,818	$82,840
Nordion	10,785	1,526
Nelson Labs	15,341	14,102
Total segment income	$111,944	$98,468
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $10.0 million and $2.9 million in revenues from sales to our Sterigenics segment for the three months ended March 31, 2024 and 2023, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for both periods presented.
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
Capital expenditures by segment for the three months ended March 31, 2024 and 2023 were as follows:

(thousands of U.S. dollars)	Three Months Ended March 31,
	2024	2023
Sterigenics	$22,274	$30,877
Nordion	10,736	10,545
Nelson Labs	1,880	3,578
Total capital expenditures	$34,890	$45,000
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the chief operating decision-maker.
A reconciliation of segment income to consolidated income before taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended March 31,
	2024	2023
Segment income	$111,944	$98,468
Less adjustments:
Interest expense, net(a)	41,771	28,870
Depreciation and amortization(b)	40,430	39,538
Share-based compensation(c)	8,657	7,348
Loss on foreign currency and derivatives not designated as hedging instruments, net(d)	1,230	535
Business optimization expenses(e)	54	2,231
Refinancing and secondary offering costs(f)	1,807	—
Professional services relating to EO sterilization facilities(g)	6,339	13,972
Accretion of asset retirement obligation(h)	642	572
Consolidated income before taxes	$11,014	$5,402
(a)Interest expense, net presented in this reconciliation for the three months ended March 31, 2023 has been adjusted to conform to the current year presentation to include interest expense, net on Term Loan B attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement.
(b)Includes depreciation of Co-60 held at gamma irradiation sites.
(c)Represents share-based compensation expense to employees and Non-Employee Directors.
(d)Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(e)Represents (i) certain costs related to acquisitions and the integration of recent acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, (iv) professional fees and other costs associated with business optimization, cost saving and other process enhancement projects, and (v) professional fees, payroll costs, and other costs, including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility. The three months ended March 31, 2023 includes a $1.0 million cancellation fee received from a tenant in connection with the termination of an office space lease at the Nordion facility.
(f)The three months ended March 31, 2024 includes $1.1 million of expenses incurred in connection with the secondary offering of our common stock that closed on March 4, 2024 and write-off of unamortized debt issuance costs in connection with Amendment No. 3 to the Revolving Credit Facility.

Sotera Health Company
Notes to Consolidated Financial Statements
(g)Represents litigation and other professional fees associated with our EO sterilization facilities. Amounts presented for the three months ended March 31, 2023 have been adjusted to exclude interest expense, net associated with Term Loan B attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement.
(h)Represents non-cash accretion of asset retirement obligations related to Co-60 and gamma processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Form 10-K. This discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors we describe in the section entitled Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K.
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
For the three months ended March 31, 2024, we recorded net revenues of $248.2 million, net income of $6.3 million, Adjusted Net Income of $35.6 million and Adjusted EBITDA of $111.9 million. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income, please see “Non-GAAP Financial Measures.”
STRATEGIC DEVELOPMENTS AND KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
The following summarizes strategic developments and key factors that have impacted our operating results for the three months ended March 31, 2024 and may continue to affect our performance and financial condition in future periods.
•Business and market conditions. Net revenues and segment income for each of our three segments increased in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which was primarily a result of an overall improvement in volume at Nordion and Nelson Labs and sustained favorability in pricing at Sterigenics and Nelson Labs. Nordion’s volume increased in the three months ended March 31, 2024 as compared to unusually light volume in the three months ended March 31, 2023 due to the timing of Co-60 harvest schedules.
As discussed in more detail in our 2023 Form 10-K, a portion of our supply of Co-60 is generated by Russian nuclear reactors. We continue to monitor the potential for disruption in the supply of Co-60 from Russian nuclear reactors. There was no impact to our supply or revenue during the three months ended March 31, 2024.
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
•Litigation costs. We are currently the subject of tort lawsuits alleging injury by purported exposure to EO used, emitted or released by current facilities in Atlanta, Georgia, Santa Teresa, New Mexico, and Los Angeles, California and our former facility in Willowbrook, Illinois. In addition, we are defendants in a lawsuit brought by the State of New Mexico Attorney General alleging that emissions of EO from our Santa Teresa facility negatively impacted Santa Teresa and surrounding communities. We maintain that these facilities did not pose and do not pose any safety risk to their surrounding communities. We deny the allegations in these lawsuits and are vigorously defending against these claims. See Part II. Item 1., “Legal Proceedings” and Note 14, “Commitments and Contingencies” to our consolidated financial statements.
For the three months ended March 31, 2024 and 2023, we recorded costs of $6.3 million and $14.0 million, respectively, representing professional fees and other expenses related to litigation associated with our EO sterilization facilities.
With respect to the litigation related to our Atlanta, Georgia facility, in October 2023, Sterigenics, agreed to pay $35.0 million to settle 79 of the Atlanta Cases, including a personal injury case that was scheduled to begin trial in the State Court of Gwinnett County that month, and 78 other cases being pursued by the same Plaintiff’s counsel (previously referred to as the “Atlanta Settlement”). The Atlanta Settlement was completed in January 2024, with the settling plaintiffs agreeing to file the necessary dismissals and, where required, motions for court approval. The Company denies any liability and the Atlanta Settlement explicitly provides that the settlement is not to be construed as an admission of any liability or that emissions from Sterigenics’ Atlanta facility have ever posed any safety hazard to the surrounding communities.
•Borrowings, financing costs and financial leverage. On March 1, 2024, the Company entered into Amendment No. 3 to the First Lien Credit Agreement. Among other changes, the Amendment provides (i) for new commitments under the existing Revolving Credit Facility to replace existing revolving commitments in an aggregate principal amount of $83 million, (ii) that certain of the lenders providing revolving credit commitments shall also provide additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $37.5 million, and (iii) for the extension of the maturity date of the Revolving Credit Facility to the earlier of (a) March 1, 2029, and (b) the date that is 91 days prior to the maturity date of the Company’s existing term loans. The Amendment does not give effect to any other material changes to the terms and conditions of the Credit Agreement, including with respect to the amount of commitments under the Revolving Credit Facility which remains $423.8 million.
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended March 31, 2024, as compared to Three Months Ended March 31, 2023
The following table sets forth the components of our results of operations for the three months ended March 31, 2024 and 2023:

(thousands of U.S. dollars)	2024	2023	$ Change	% Change

Total net revenues	$248,176	$220,590	$27,586	12.5%
Total cost of revenues	121,061	109,087	11,974	11.0%
Total operating expenses	73,941	78,137	(4,196)	(5.4)%
Operating income	53,174	33,366	19,808	59.4%
Net income	6,323	2,842	3,481	122.5%
Adjusted Net Income(a)	35,630	35,857	(227)	(0.6)%
Adjusted EBITDA(a)	111,944	98,468	13,476	13.7%
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

Total Net Revenues
The following table compares our revenues by type for the three months ended March 31, 2024 to the three months ended March 31, 2023:

(thousands of U.S. dollars)
Net revenues for the three months ended March 31,	2024	2023	$ Change	% Change

Service	$226,481	$214,510	$11,971	5.6%
Product	21,695	6,080	15,615	256.8%
Total net revenues	$248,176	$220,590	$27,586	12.5%
Net revenues were $248.2 million in the three months ended March 31, 2024, an increase of $27.6 million, or 12.5%, as compared with the three months ended March 31, 2023. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended March 31, 2024 increased approximately 11.8% compared with the three months ended March 31, 2023.
Service revenues
Service revenues increased $12.0 million, or 5.6%, to $226.5 million for the three months ended March 31, 2024, as compared to $214.5 million for the three months ended March 31, 2023. The growth in net service revenues was driven by favorable pricing of $7.9 million and $1.6 million in the Sterigenics and Nelson Labs segments, respectively, favorable improvements in volume and mix of $3.9 million in the Nelson Labs segment and a $1.4 million favorable impact from changes in foreign currency exchange rates across all segments. Partially offsetting these growth factors was an unfavorable impact from volume and mix of $2.7 million in the Sterigenics segment.
Product revenues
Product revenues increased $15.6 million, or 256.8%, to $21.7 million for the three months ended March 31, 2024, as compared to $6.1 million for the three months ended March 31, 2023. The increase in product revenues was driven almost entirely by improvements in volume and mix at Nordion, which was largely attributable to a more favorable Co-60 harvest schedule timing in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended March 31, 2024 to the three months ended March 31, 2023:

(thousands of U.S. dollars)
Cost of revenues for the three months ended March 31,	2024	2023	$ Change	% Change

Service	$110,852	$104,210	$6,642	6.4%
Product	10,209	4,877	5,332	109.3%
Total cost of revenues	$121,061	$109,087	$11,974	11.0%
Total cost of revenues accounted for approximately 48.8% and 49.5% of our consolidated net revenues for the three months ended March 31, 2024 and 2023, respectively.
Cost of service revenues
Cost of service revenues increased $6.6 million, or 6.4%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The growth in cost of service revenues was primarily driven by higher employee compensation costs of $3.7 million coupled with an increase of $1.3 million in repairs and maintenance costs, $1.0 million of depreciation related to capital assets recently placed in service, and a $0.7 million unfavorable impact from changes in foreign currency exchange rates.

Cost of product revenues
Cost of product revenues increased $5.3 million, or 109.3%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily a result of higher volumes of Co-60 shipments, which resulted in increases in direct material and material transportation costs of $4.9 million.
Operating Expenses
The following table compares our operating expenses for the three months ended March 31, 2024 to the three months ended March 31, 2023:

(thousands of U.S. dollars)
Operating expenses for the three months ended March 31,	2024	2023	$ Change	% Change

Selling, general and administrative expenses	$58,209	$61,910	$(3,701)	(6.0)%
Amortization of intangible assets	15,732	16,227	(495)	(3.1)%
Total operating expenses	$73,941	$78,137	$(4,196)	(5.4)%
Operating expenses accounted for approximately 29.8% and 35.4% of our consolidated net revenues for the three months ended March 31, 2024 and 2023, respectively.
SG&A
SG&A decreased $3.7 million, or 6.0%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease was driven primarily by a $7.6 million decline in litigation and other professional services expense associated with EO sterilization facilities, partially offset by a $2.8 million increase in selling, general and administrative compensation-related costs and a $1.3 million increase in share-based compensation expense.
  Amortization of intangible assets
Amortization of intangible assets decreased $0.5 million, or 3.1% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 due to changes in foreign currency exchange rates.
Interest Expense, Net
Interest expense, net increased $12.9 million, or 44.7%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Approximately $8.4 million of this change was attributable to a combination of higher variable benchmark interest rates and changes in principal balances outstanding. A decline in the benefit from interest rate derivatives of $4.3 million also contributed to the increase. The weighted average interest rate on our outstanding debt was 8.39% and 7.85% at March 31, 2024 and 2023, respectively.
Foreign Exchange (Gain) Loss
Foreign exchange gain was $0.6 million for the three months ended March 31, 2024 compared to a loss of $0.3 million for the three months ended March 31, 2023. The change in foreign exchange loss mainly relates to short-term gains and losses on transactions denominated in currencies other than the functional currency of our operating entities. As described in Note 15, “Financial Instruments and Financial Risk”, we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.
Other Expense (Income), Net
Other expense, net was $1.0 million for the three months ended March 31, 2024 compared to other income of $1.3 million for the three months ended March 31, 2023. The variance was primarily a result of $1.6 million of changes in the fair value of embedded derivatives in Nordion’s purchase contracts as well as $0.7 million of refinancing costs incurred in connection with Amendment No. 3 to the Revolving Credit Facility.

Provision for Income Taxes
Provision for income taxes increased $2.1 million to a net provision of $4.7 million for the three months ended March 31, 2024, as compared to $2.6 million for the three months ended March 31, 2023. The change was primarily attributable to higher pre-tax income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 combined with an increase in the valuation allowance against our excess interest expense carryforward balance and the foreign rate differential. The increase in the valuation allowance was a direct result of the EO litigation settlements in Illinois and Georgia. Both payments eliminated the deductibility of U.S. interest in the current year and the year ended December 31, 2023, which resulted in an increase to the valuation allowance against our excess interest expense carryforward balance.
Provision for income taxes for the three months ended March 31, 2024 differed from the statutory rate primarily due to an increase in the valuation allowance against our excess interest expense carryforward balance and the impact of the foreign rate differential, partially offset by a benefit for state income taxes. Provision for income taxes for the three months ended March 31, 2023 differed from the statutory rate primarily due to an increase in the valuation allowance against our excess interest expense carryforward balance, the impact of the foreign rate differential and non-deductible compensation.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended March 31, 2024 was $6.3 million, as compared to $2.8 million for the three months ended March 31, 2023. Adjusted Net Income was $35.6 million for the three months ended March 31, 2024, as compared to $35.9 million for the three months ended March 31, 2023, due to the factors described above. Adjusted EBITDA was $111.9 million for the three months ended March 31, 2024, as compared to $98.5 million for the three months ended March 31, 2023, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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
•refinancing costs and loss on extinguishment of debt incurred in connection with refinancing or early extinguishment of long-term debt;
•expenses and charges related to the litigation, settlement agreements, and other activities associated with our EO sterilization facilities, including those related to Willowbrook, Illinois, Atlanta, Georgia, Santa Teresa, New Mexico and Los Angeles, California, even though that litigation remains ongoing;
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
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2024	2023
Net income	$6,323	$2,842
Amortization of intangible assets	20,124	20,607
Share-based compensation(a)	8,657	7,348
Loss on foreign currency and derivatives not designated as hedging instruments, net(b)	1,230	535
Business optimization expenses(c)	54	2,231
Refinancing and secondary offering costs(d)	1,807	—
Professional services relating to EO sterilization facilities(e)	6,339	13,972
Accretion of asset retirement obligations(f)	642	572
Income tax benefit associated with pre-tax adjustments(g)	(9,546)	(12,250)
Adjusted Net Income	35,630	35,857
Interest expense, net(h)	41,771	28,870
Depreciation(i)	20,306	18,931
Income tax provision applicable to Adjusted Net Income(j)	14,237	14,810
Adjusted EBITDA(k)	$111,944	$98,468
(a)    Represents share-based compensation expense to employees and Non-Employee Directors.
(b)    Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(c)     Represents (i) certain costs related to acquisitions and the integration of recent acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, (iv) professional fees and other costs associated with business optimization, cost saving and other process enhancement projects, and (v) professional fees, payroll costs, and other costs, including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility. The three months ended March 31, 2023 includes a $1.0 million cancellation fee received from a tenant in connection with the termination of an office space lease at the Nordion facility.
(d)    The three months ended March 31, 2024 includes $1.1 million of expenses incurred in connection with the secondary offering of our common stock that closed on March 4, 2024 and write-off of unamortized debt issuance costs in connection with Amendment No. 3 to the Revolving Credit Facility.

(e)    Represents litigation and other professional fees associated with our EO sterilization facilities. Amounts presented for the three months ended March 31, 2023 have been adjusted to exclude interest expense, net associated with Term Loan B attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement.
(f)    Represents non-cash accretion of asset retirement obligations related to Co-60 and gamma processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.
(g)    Represents the income tax impact of adjustments calculated based on the tax rate applicable to each item. We eliminate the effect of tax rate changes as applied to tax assets and liabilities and unusual items from our presentation of adjusted net income.
(h)    Interest expense, net presented in this reconciliation for the three months ended March 31, 2023 has been adjusted to conform to the current year presentation to include interest expense, net on Term Loan B attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement.
(i)    Includes depreciation of Co-60 held at gamma irradiation sites.
(j)    Represents the difference between income tax provision or benefit as determined under U.S. GAAP and the income tax provision or benefit associated with pre-tax adjustments described in footnote (g).
(k)    $23.8 million and $22.9 million of the adjustments for the three months ended March 31, 2024 and 2023, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.
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
For more information regarding our reportable segments, please refer to Note 16, “Segment Information” to our consolidated financial statements.

Segment Results for the Three Months Ended March 31, 2024 and 2023
The following tables compare segment net revenue and segment income for the three months ended March 31, 2024 to the three months ended March 31, 2023:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2024	2023	$ Change	% Change

Net Revenues
Sterigenics	$166,497	$159,997	$6,500	4.1%
Nordion	24,007	8,551	15,456	180.8%
Nelson Labs	57,672	52,042	5,630	10.8%
Segment Income
Sterigenics	$85,818	$82,840	$2,978	3.6%
Nordion	10,785	1,526	9,259	606.7%
Nelson Labs	15,341	14,102	1,239	8.8%
Segment Income margin
Sterigenics	51.5%	51.8%
Nordion	44.9%	17.8%
Nelson Labs	26.6%	27.1%
Net Revenues by Segment
Sterigenics net revenues were $166.5 million for the three months ended March 31, 2024, an increase of $6.5 million, or 4.1%, as compared to the three months ended March 31, 2023. The increase reflects a benefit from pricing and changes in foreign currency exchange rates of 4.9% and 0.8%, respectively, partially offset by an unfavorable impact from volume and mix of 1.6%.
Nordion net revenues were $24.0 million for the three months ended March 31, 2024, an increase of $15.5 million, or 180.8%, as compared to the three months ended March 31, 2023. Revenue growth was driven almost entirely by volume and mix, which was largely attributable to a more favorable Co-60 harvest schedule timing for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Nelson Labs net revenues were $57.7 million for the three months ended March 31, 2024, an increase of $5.6 million, or 10.8%, as compared to the three months ended March 31, 2023. The increase was primarily driven by volume and mix of 7.4% and a favorable pricing impact of 3.1%.
Segment Income
Sterigenics segment income was $85.8 million for the three months ended March 31, 2024, an increase of $3.0 million, or 3.6%, as compared to the three months ended March 31, 2023. Segment income increased primarily due to the benefit of pricing, partially offset by the impacts of volume/mix and inflation.
Nordion segment income was $10.8 million for the three months ended March 31, 2024, an increase of $9.3 million, or 606.7%, as compared to the three months ended March 31, 2023. The increase in segment income and segment income margin was driven almost entirely by improvements in volume and mix, mainly stemming from favorable Co-60 harvest schedule timing, as referenced above.
Nelson Labs segment income was $15.3 million for the three months ended March 31, 2024, an increase of $1.2 million, or 8.8%, as compared to the three months ended March 31, 2023. The increase in segment income was primarily a result of volume and mix improvements as well as favorable pricing.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of March 31, 2024, we had $261.1 million of unrestricted cash and cash equivalents. This is a decrease of $35.3 million from the balance at December 31, 2023. The decrease in cash and cash equivalents was mainly attributable to the $35.0 million payment of the Atlanta settlement in January 2024. Our foreign subsidiaries held cash of approximately $249.6 million at March 31, 2024 and $224.1 million at December 31, 2023. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
As described in more detail below, on March 1, 2024, the Company and SHH entered into Amendment No. 3 to the Revolving Credit Facility. The Amendment did not materially change to the terms and conditions of the Credit Agreement, including with respect to the amount of commitments under the Revolving Credit Facility, which remains $423.8 million.
As also described in more detail below, on February 23, 2023, we entered into the 2023 Credit Agreement, which provides for, among other things, a new Term Loan B facility in an aggregate principal amount of $500.0 million. The Company used the proceeds of this debt to fund a previously announced $408.0 million EO litigation settlement in Cook County, Illinois on May 1, 2023 and pay down existing borrowings under the Company’s Revolving Credit Facility. In addition, the Company used the remaining proceeds for other general corporate purposes.

Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements (inclusive of debt service on our long-term debt), make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs that we expect to continue to incur for at least the next twelve months. Our primary long-term liquidity requirements beyond the next 12 months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of March 31, 2024, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of March 31, 2024, our interest rate derivatives limit our cash flow exposure of our variable rate borrowings under the Term Loans. Refer to Note 15, “Financial Instruments and Financial Risk” under the heading “Derivative Instruments” for additional information about changes in interest rate risk.

Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the three months ended March 31, 2024, our capital expenditures amounted to $34.9 million, compared to $45.0 million for the three months ended March 31, 2023.
 Cash Flow Information
Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

(thousands of U.S. dollars)	2024	2023
Net Cash Provided by (Used in):
Operating activities	$9,699	$33,871
Investing activities	(34,853)	(44,968)
Financing activities	(11,941)	273,916
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,739)	1,067
Net (decrease) increase in cash and cash equivalents, including restricted cash, during the period	$(38,834)	$263,886

Operating activities
Cash flows provided by operating activities decreased $24.2 million to net cash provided of $9.7 million for the three months ended March 31, 2024 compared to $33.9 million for the three months ended March 31, 2023. The decrease in cash flows from operating activities in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven primarily by the $35.0 million payment of the Atlanta settlement, partially offset by changes in working capital of approximately $12.1 million.
Investing activities
Cash used in investing activities decreased $10.1 million to net cash used of $34.9 million for the three months ended March 31, 2024 compared to $45.0 million for the three months ended March 31, 2023. The variance was driven by a decrease in capital expenditures of $10.1 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Financing activities
Cash used in financing activities was $11.9 million for the three months ended March 31, 2024 compared to cash provided by financing activities of $273.9 million for the three months ended March 31, 2023. The difference was mainly attributable to $500.0 million in proceeds from the issuance of Term Loan B on February 23, 2023 and the $200.0 million paydown of the outstanding balance on the Revolving Credit Facility in February 2023. Additionally, the Company paid $24.5 million of debt issuance costs during the three months ended March 31, 2023 in connection with the issuance of Term Loan B compared to $1.3 million of issuance costs paid for Amendment No. 3 to the Revolving Credit Facility in the three months ended March 31, 2024, as described in “Debt Facilities” below. In addition, the Company paid $6.7 million in the three months ended March 31, 2024 to acquire certain facilities through the settlement of a finance lease.
Debt Facilities
On December 13, 2019, SHH, our wholly-owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (the “Credit Agreement”). The Term Loan matures on June 13, 2026. The total borrowing capacity under the Revolving Credit Facility is $423.8 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities. As of March 31, 2024 and December 31, 2023, total borrowings under the Term Loan were $1,763.1 million. The weighted average interest rate on borrowings under the Term Loan for the three months ended March 31, 2024 and March 31, 2023 was 8.26% and 7.44%, respectively.
On March 1, 2024, the Company and SHH entered into Amendment No. 3 (“Amendment No. 3”) to the Revolving Credit Facility. Among other changes, the Amendment provides (i) for new commitments under the existing Revolving Credit Facility to replace existing revolving commitments in an aggregate principal amount of $83.0 million, (ii) that certain of the lenders providing revolving credit commitments shall also provide additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $37.5 million and (iii) for the extension of the maturity date of the Revolving Credit Facility to the earlier of (a) March 1, 2029, and (b) the date that is 91 days prior to the maturity date of the Company’s existing term loans.
Amendment No. 3 does not give effect to any other material changes to the terms and conditions of the Credit Agreement, including with respect to the amount of commitments under the Revolving Credit Facility, which remains $423.8 million, the representations and warranties, events of default, affirmative or negative covenants.

On February 23, 2023, we entered into the First Lien Credit Agreement (the “2023 Credit Agreement”), which provides for, among other things, a new Term Loan B facility (the “2023 Term Loan”) in an aggregate principal amount of $500.0 million and bears interest, at the Company’s option, at a variable rate per annum equal to either (x) the Term Secured Overnight Financing Rate (“Term SOFR”) (as defined in the 2023 Credit Agreement) plus an applicable margin of 3.75% or (y) an alternative base rate (“ABR”) plus an applicable margin of 2.75%. The 2023 Credit Agreement is secured on a first priority basis by substantially all of our assets and is guaranteed by certain of our subsidiaries. It is prepayable without premium or penalty at any time six months after the closing date. The principal balance shall be paid at 1% of the aggregate principal amount ($5.0 million) per year, with the balance due at the end of 2026. The Company used the proceeds of the 2023 Term Loan to fund a previously announced $408.0 million EO litigation settlement in Cook County, Illinois and pay down the $200.0 million of existing borrowings under the Revolving Credit Facility concurrent with the funding of the 2023 Term Loan on

February 23, 2023. The Company utilized the remaining proceeds to further enhance liquidity and for general corporate purposes. The weighted average interest rate on borrowings under the 2023 Term Loan for the three months ended March 31, 2024 and the three months ended March 31, 2023 was 9.09% and 8.82%, respectively.
On March 21, 2023, the Company entered into an Incremental Facility Amendment to the First Lien Credit Agreement (“Revolving Credit Facility Amendment”), which provides for an increase in the commitments under the existing Revolving Credit Facility in an aggregate principal amount of $76.3 million. In addition, certain of the lenders providing revolving credit commitments provided additional commitments for the issuance of the letters of credit under the Revolving Credit Facility in an aggregate principal amount of $165.1 million. The Revolving Credit Facility Amendment also provides for the replacement of the reference interest rate option for Revolving Loans from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”) plus an applicable credit spread adjustment of 0.10% (subject to a minimum floor of 0%). After giving effect to the Revolving Credit Facility Amendment, the aggregate amount of the lenders' revolving commitments is $423.8 million. As of March 31, 2024 there were no borrowings outstanding under the Revolving Credit Facility.
The Senior Secured Credit Facilities and 2023 Credit Agreement contain additional covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and 2023 Credit Agreement. The Senior Secured Credit Facilities and 2023 Credit Agreement also contain certain customary affirmative covenants and events of default, including upon a change of control. An event of default under the Senior Secured Credit Facilities and 2023 Credit Agreement would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of $100.0 million and the judgments were not stayed or remained undischarged for a period of sixty consecutive days or if, to enforce such judgments, a judgment creditor were to attach liens upon assets that are material to the business and operations of the Company and certain of its subsidiaries as a whole. As of March 31, 2024, we were in compliance with all of the Senior Secured Credit Facilities and 2023 Credit Agreement covenants.

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

Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of March 31, 2024, the Company had $23.7 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $400.1 million.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates made in connection with the preparation of the financial statements is included in Item 7 of our 2023 Form 10-K. There have been no significant changes in critical accounting policies, management estimates or accounting policies since the year ended December 31, 2023.
NEW ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements applicable to our business, see Note 2, “Recent Accounting Standards” to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2023 Form 10-K. These market risks have not materially changed for the three months ended March 31, 2024.
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
Changes in Internal Control
During the three months ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be subject to various legal proceedings arising in the ordinary course of our business, including claims relating to personal injury, property damage, workers’ compensation, employee safety, corporate governance and our disclosures as a Nasdaq-listed, publicly-traded company. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At this time, and except as is noted herein, we are unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations and matters concerning other allegations of other improprieties, or the incidence of any such matters in the future. Information regarding our material legal proceedings is included below.
Legal Proceedings Described in Note 14 “Commitments and Contingencies” of Our Consolidated Financial Statements
Note 14, “Commitments and Contingencies” to our consolidated financial statements for the three months ended March 31, 2024 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 14 “Commitments and Contingencies” for information regarding the following legal proceedings, which information is incorporated into this item by reference:

•Ethylene Oxide Tort Litigation – Illinois, Georgia, California and New Mexico;
•Insurance Coverage for Environmental Liabilities; and
•Sotera Health Company Securities Litigation and Related Matters.
Legal Proceedings That Are Not Described in Note 14 “Commitments and Contingencies” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 14 “Commitments and Contingencies” to our consolidated financial statements for the three months ended March 31, 2024 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party. SEC regulations require disclosure of environmental proceedings that involve a government authority and potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Effective January 1, 2024, except for the previously disclosed Notices of Violation issued to Sterigenics’ facilities in Queensbury, New York, Los Angeles, California and Ontario, California, the Company uses a threshold of $1 million to determine whether the disclosure of any such proceedings is required because we believe matters under this threshold are not material to the Company.
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
Sterigenics promptly notified the New York State Department of Environmental Conservation (“DEC”) and US EPA about the failure of the scrubber system and resulting releases of EO. Sterigenics implemented remedial measures to prevent a recurrence in the event of future power outages and, with the DEC’s approval, resumed operations at the Queensbury facility 12 days after ceasing operations. In May 2023, Sterigenics received a Notice of Violation (“NOV”) from the DEC. In September 2023, the DEC offered to settle the NOV for an immaterial amount plus proposed requirements to implement additional emissions monitoring and back-up power capabilities at the facility. Settlement negotiations are ongoing.

Notices of Violation at Vernon and Ontario, California Ethylene Oxide Sterilization Facilities
In 2022, the South Coast Air Quality Management District (“SCAQMD”) in Southern California initiated an investigation into EO sterilization facilities located in the SCAQMD region, including Sterigenics’ facilities in Vernon and Ontario, California. In connection with this investigation, SCAQMD issued NOVs to the Vernon and Ontario facilities alleging violations of SCAQMD operational, maintenance, permitting and reporting requirements and that levels of ambient EO detected by SCAQMD during 2022 caused a public nuisance for off-site workers around the facilities in violation of general prohibitions on emissions. Sterigenics disputes the allegations. Sterigenics has offered to settle the NOVs for an immaterial amount. Settlement negotiations are ongoing.
Item 1A. Risk Factors.
The risk factor titled “We are subject to extensive regulatory requirements and routine regulatory audits in our operations …” included in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 is hereby updated by adding at the end of that risk factor the paragraphs immediately below. Other than this addition, the text of the risk factors is unchanged.
On March 14, 2024, the US EPA announced final NESHAP rules to govern EO sterilization facilities in the United States. The final regulation, which was published in the Federal Register on April 5, 2024, requires EO sterilization facilities to implement additional air pollution technologies, practices and procedures designed to further reduce EO emissions. For facilities like ours, the final NESHAP regulation imposes new requirements such as higher efficiencies for EO emission controls, implementation of permanent total enclosure capture technology, and use of continuous emissions monitoring systems (or, CEMS). Our operations are required to comply with the final NESHAP EO sterilizer regulation by April 6, 2026 and to demonstrate compliance within 180 days after that date. The US EPA has not yet issued an ID in the FIFRA re-registration process. The issuance of an ID remains expected by the third quarter of 2024, although US EPA could issue the ID sooner.
We believe that our investments in emission control enhancements at our EO facilities have positioned us to be able to comply with the updated NESHAP requirements within the timeframes specified by the final rule, but the requirements of the final rule represent significant changes from historical requirements and are challenging for existing EO sterilization facilities like ours, and therefore we cannot provide certainty that we will be able to comply with the requirements of the final rule at our EO facilities within the time required. The FIFRA ID for EO also will apply to our EO sterilization facilities in the United States, and certain requirements proposed for the ID in 2023 would require practices that remain untested or not widely adopted at existing EO sterilization facilities and could be inconsistent with meeting the requirements of the final NESHAP rule. Compliance with the final NESHAP and ID may ultimately require additional facility modifications, capital expenditures and operational costs beyond what the Company is presently anticipating.
Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408).

Item 6. Exhibits.
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No	Description of Exhibits	Form	File No.	Exhibit	Filing Date	Furnished/Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
10.1	Amendment No. 3 to the First Lien Credit Agreement, dated as of March 1, 2024 by and among Sotera Health Company, Sotera Health Holdings, the Refinancing Revolving Lenders, and JPMorgan Chase Bank, N.A., as First Lien Administrative Agent	8-K	001-39729	10.1	2024-03-01
10.2	Executed Amended and Restated Employment Offer by Sotera Health Company and Jonathan M. Lyons dated as of February 26, 2024	10-K	001-39729	10.7	2024-02-27
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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
Date: May 2, 2024