Form 10-Q
period 2024-06-30
Sotera Health Co
filed 2024-08-05
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of July 29, 2024, there were 283,214,342 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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
Unless expressly indicated or the context requires otherwise, the terms “Sotera Health,” “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Sotera Health Company, a Delaware corporation, and, where appropriate, its subsidiaries on a consolidated basis.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$246,084	$296,407
Restricted cash short-term	1,674	5,247
Accounts receivable, net of allowance for uncollectible accounts of $3,111 and $4,689, respectively	123,659	147,696
Inventories, net	57,872	48,316
Prepaid expenses and other current assets	56,652	53,846
Income taxes receivable	11,736	5,732
Total current assets	497,677	557,244
Property, plant, and equipment, net	994,614	946,914
Operating lease assets	24,272	24,037
Deferred income taxes	4,749	4,993
Post-retirement assets	30,721	28,482
Other assets	39,541	41,242
Other intangible assets, net	367,938	416,318
Goodwill	1,098,306	1,111,190
Total assets	$3,057,818	$3,130,420
Liabilities and equity
Current liabilities:
Accounts payable	$64,487	$71,039
Accrued liabilities	69,054	122,471
Deferred revenues	12,989	13,492
Current portion of long-term debt	11,092	4,797
Current portion of finance lease obligations	2,767	8,771
Current portion of operating lease obligations	4,835	5,934
Income taxes payable	4,409	4,150
Total current liabilities	169,633	230,654
Long-term debt	2,213,518	2,223,674
Finance lease obligations, less current portion	93,518	63,793
Operating lease obligations, less current portion	21,353	20,087
Noncurrent asset retirement obligations	48,096	47,944
Deferred lease income	17,906	18,762
Post-retirement obligations	8,184	8,439
Noncurrent liabilities	8,762	8,879
Deferred income taxes	54,084	64,454
Total liabilities	2,635,054	2,686,686
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at June 30, 2024 and December 31, 2023	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 authorized; no shares issued at June 30, 2024 and December 31, 2023	—	—
Treasury stock, at cost (2,823 and 3,207 shares at June 30, 2024 and December 31, 2023, respectively)	(24,764)	(27,182)
Additional paid-in capital	1,229,428	1,215,178
Retained deficit	(639,363)	(654,440)
Accumulated other comprehensive loss	(145,397)	(92,682)
Total equity	422,764	443,734
Total liabilities and equity	$3,057,818	$3,130,420
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Service	$237,756	$226,050	$464,237	$440,560
Product	38,838	29,232	60,533	35,312
Total net revenues	276,594	255,282	524,770	475,872
Cost of revenues:
Service	109,136	103,900	219,988	208,110
Product	14,667	11,794	24,876	16,671
Total cost of revenues	123,803	115,694	244,864	224,781
Gross profit	152,791	139,588	279,906	251,091
Operating expenses:
Selling, general and administrative expenses	60,575	60,287	118,784	122,197
Amortization of intangible assets	15,417	16,097	31,149	32,324
Total operating expenses	75,992	76,384	149,933	154,521
Operating income	76,799	63,204	129,973	96,570
Interest expense, net	40,388	30,728	82,159	59,598
Loss on refinancing of debt	23,400	—	24,090	—
Foreign exchange (gain) loss	(611)	465	(1,183)	812
Other income, net	(1,520)	(2,474)	(1,249)	(3,727)
Income before income taxes	15,142	34,485	26,156	39,887
Provision for income taxes	6,388	10,972	11,079	13,532
Net income	8,754	23,513	15,077	26,355
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $10, $6, $47, and $(11), respectively)	30	18	143	(33)
Interest rate derivatives (net of taxes of $(857), $1,036, $(711) and $(2,360), respectively)	(2,461)	4,002	(2,042)	(5,249)
Foreign currency translation	(23,110)	21,374	(50,816)	32,631
Comprehensive income (loss)	$(16,787)	$48,907	$(37,638)	$53,704
Earnings per share:
Basic	$0.03	$0.08	$0.05	$0.09
Diluted	0.03	0.08	0.05	0.09
Weighted average number of shares outstanding:
Basic	282,894	280,893	282,403	280,793
Diluted	284,541	283,147	284,264	283,040
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$15,077	$26,355
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	40,381	37,920
Amortization of intangible assets	39,879	41,108
Loss on refinancing of debt	24,090	—
Deferred income taxes	(8,099)	315
Share-based compensation expense	18,844	15,661
Accretion of asset retirement obligations	1,278	1,127
Unrealized foreign exchange (gains) losses	(6,980)	4,601
Unrealized gain (loss) on derivatives not designated as hedging instruments	1,750	(747)
Amortization of debt issuance costs	4,704	4,112
Other	(3,258)	(2,623)
Changes in operating assets and liabilities:
Accounts receivable	22,261	2,549
Inventories	(11,084)	(3,877)
Other current assets	(3,602)	(9,220)
Accounts payable	(1,959)	(20,325)
Accrued liabilities	(18,585)	22,273
Illinois EO litigation settlement	—	(407,712)
Georgia EO litigation settlement	(35,000)	—
Income taxes payable / receivable, net	(5,343)	(14,067)
Other liabilities	(128)	(512)
Other long-term assets	(3,232)	358
Net cash provided by (used in) operating activities	70,994	(302,704)
Investing activities:
Purchases of property, plant and equipment	(76,811)	(98,134)
Other investing activities	37	32
Net cash used in investing activities	(76,774)	(98,102)
Financing activities:
Proceeds from long-term borrowings	2,259,350	500,000
Payment of revolving credit facility	—	(200,000)
Payments of debt issuance costs and debt discount	(30,204)	(24,672)
Payment on long-term borrowings	(2,260,600)	—
Buyout of leased facility	(6,736)	—
Other financing activities	(3,172)	(2,122)
Net cash (used in) provided by financing activities	(41,362)	273,206
Effect of exchange rate changes on cash and cash equivalents	(6,754)	1,796
Net decrease in cash and cash equivalents, including restricted cash	(53,896)	(125,804)
Cash and cash equivalents, including restricted cash, at beginning of period	301,654	396,294
Cash and cash equivalents, including restricted cash, at end of period	$247,758	$270,490
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$111,169	$78,352
Cash paid during the period for income taxes, net of tax refunds received	27,714	27,590
Purchases of property, plant and equipment included in accounts payable	13,538	16,986
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2024
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at March 31, 2024	283,071	$2,860	$(26,042)	$1,220,547	$(648,117)	$(119,856)	$429,392
Share-based compensation plans	143	—	1,278	8,881	—	—	10,159
Comprehensive income (loss):							—
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	30	30
Foreign currency translation	—	—	—	—	—	(23,110)	(23,110)
Interest rate derivatives, net of tax	—	—	—	—	—	(2,461)	(2,461)
Net income	—	—	—	—	8,754	—	8,754
Balance at June 30, 2024	283,214	$2,860	$(24,764)	$1,229,428	$(639,363)	$(145,397)	$422,764

	Six Months Ended June 30, 2024
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2023	282,830	$2,860	$(27,182)	$1,215,178	$(654,440)	$(92,682)	$443,734
Share-based compensation plans	384	—	2,418	14,250	—	—	16,668
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	143	143
Foreign currency translation	—	—	—	—	—	(50,816)	(50,816)
Interest rate derivatives, net of tax	—	—	—	—	—	(2,042)	(2,042)
Net income	—	—	—	—	15,077	—	15,077
Balance at June 30, 2024	283,214	$2,860	$(24,764)	$1,229,428	$(639,363)	$(145,397)	$422,764
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
2.Recent Accounting Standards
Accounting Standard Updates (“ASU”) Issued But Not Yet Adopted
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
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three and six months ended June 30, 2024 and 2023:

(thousands of U.S. dollars)	Three Months Ended June 30, 2024
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$176,354	$40,974	$—	$217,328
Over time	—	270	58,996	59,266
Total	$176,354	$41,244	$58,996	$276,594

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)	Three Months Ended June 30, 2023
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$166,590	$30,653	$—	$197,243
Over time	—	1,322	56,717	58,039
Total	$166,590	$31,975	$56,717	$255,282

(thousands of U.S. dollars)	Six Months Ended June 30, 2024
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$342,851	$64,025	$—	$406,876
Over time	—	1,226	116,668	117,894
Total	$342,851	$65,251	$116,668	$524,770

(thousands of U.S. dollars)	Six Months Ended June 30, 2023
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$326,587	$38,241	$—	$364,828
Over time	—	2,285	108,759	111,044
Total	$326,587	$40,526	$108,759	$475,872
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $13.0 million and $13.5 million at June 30, 2024 and December 31, 2023, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
4.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
	June 30, 2024	December 31, 2023
Raw materials and supplies	$46,626	$43,411
Work-in-process	2,371	471
Finished goods	9,104	4,670
	58,101	48,552
Reserve for excess and obsolete inventory	(229)	(236)
Inventories, net	$57,872	$48,316

Sotera Health Company
Notes to Consolidated Financial Statements
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
	June 30, 2024	December 31, 2023
Prepaid taxes	$3,709	$4,129
Prepaid business insurance	3,827	7,174
Prepaid rent	1,226	1,150
Customer contract assets	21,599	17,785
Current deposits	501	715
Prepaid maintenance contracts	455	422
Value added tax receivable	3,576	4,306
Prepaid software licensing	2,746	2,503
Stock supplies	3,881	3,669
Embedded derivatives	1,571	1,225
Other	13,561	10,768
Prepaid expenses and other current assets	$56,652	$53,846
6.Goodwill and Other Intangible Assets
Changes to goodwill during the six months ended June 30, 2024 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2023	$659,888	$276,929	$174,373	$1,111,190
Changes due to foreign currency exchange rates	(3,311)	(8,582)	(991)	(12,884)
Goodwill at June 30, 2024	$656,577	$268,347	$173,382	$1,098,306
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of June 30, 2024
Finite-lived intangible assets
Customer relationships	$652,688	$511,941
Proprietary technology	75,453	51,222
Trade names	2,545	1,425
Land-use rights	8,529	1,912
Sealed source and supply agreements	202,400	110,243
Other	4,448	3,302
Total finite-lived intangible assets	946,063	680,045

Indefinite-lived intangible assets
Regulatory licenses and other(a)	76,229	—
Trade names / trademarks	25,691	—
Total indefinite-lived intangible assets	101,920	—
Total	$1,047,983	$680,045

Sotera Health Company
Notes to Consolidated Financial Statements

As of December 31, 2023	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$657,673	$485,188
Proprietary technology	84,918	56,846
Trade names	2,567	1,207
Land-use rights	8,756	1,855
Sealed source and supply agreements	208,919	107,561
Other	4,517	2,905
Total finite-lived intangible assets	967,350	655,562

Indefinite-lived intangible assets
Regulatory licenses and other(a)	78,684	—
Trade names / trademarks	25,846	—
Total indefinite-lived intangible assets	104,530	—
Total	$1,071,880	$655,562
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
Amortization expense for finite-lived intangible assets was $19.8 million and $20.5 million for the three months ended June 30, 2024 and 2023, respectively. $15.4 million and $16.1 million was included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2024 and 2023, respectively, whereas the remainder was included in “Cost of revenues.”
Amortization expense for finite-lived intangible assets was $39.9 million and $41.1 million for the six months ended June 30, 2024 and 2023, respectively. $31.1 million and $32.3 million was included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023, respectively.
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2024	$39,468
2025	42,138
2026	22,039
2027	20,962
2028	20,414
Thereafter	120,997
Total	$266,018
The weighted-average remaining useful life of the finite-lived intangible assets was approximately nine years as of June 30, 2024.

Sotera Health Company
Notes to Consolidated Financial Statements
7.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	June 30, 2024	December 31, 2023
Accrued employee compensation	$30,352	$35,037
Georgia EO litigation settlement reserve	—	35,000
Illinois EO litigation settlement reserve	—	288
Other legal reserves	370	1,480
Accrued interest expense	6,422	26,681
Embedded derivatives	2,508	414
Professional fees	17,367	12,691
Accrued utilities	1,924	2,056
Insurance accrual	3,248	2,922
Accrued taxes	2,337	2,407
Other	4,526	3,495
Accrued liabilities	$69,054	$122,471
8.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of June 30, 2024	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured notes due 2031	$750,000	$(3,996)	$—	746,004
Term loan due 2031	1,509,350	(7,002)	(23,742)	1,478,606
	2,259,350	(10,998)	(23,742)	2,224,610
Less current portion	11,320	(51)	(177)	11,092
Long-term debt	$2,248,030	$(10,947)	$(23,565)	$2,213,518

(thousands of U.S. dollars)
As of December 31, 2023	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Term loan, due 2026	$1,763,100	$(1,606)	$(10,298)	1,751,196
Term loan B, due 2026	497,500	(7,616)	(12,609)	477,275
	2,260,600	(9,222)	(22,907)	2,228,471
Less current portion	5,000	(76)	(127)	4,797
Long-term debt	$2,255,600	$(9,146)	$(22,780)	$2,223,674
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

Sotera Health Company
Notes to Consolidated Financial Statements
incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.

On May 30, 2024, the Company and SHH entered into Amendment No. 4 (“Amendment No. 4”) to the Senior Secured Credit Facilities. Among other changes, Amendment No. 4 provides for term loans (the “Refinancing Term Loans”) to SHH in an aggregate principal amount of $1,509.4 million. Pursuant to Amendment No. 4, the Refinancing Term Loans shall have an applicable interest rate margin per annum equal to (i) ABR plus 2.25% for ABR Loans (as defined in the Credit Agreement), (ii) daily simple SOFR plus 3.25% for RFR Loans (as defined in the Credit Agreement) and (iii) Term SOFR plus 3.25% for Term Benchmark Loans (as defined in the Credit Agreement), in each case with a 0.00% applicable floor and the applicable interest rate margin shall be subject to a pricing step-down of 0.25% when the Senior Secured Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.30:1.00. The Refinancing Term Loans are also subject to a “soft call” premium of 1.00% for certain repricing transactions with respect to the Refinancing Term Loans that occur within the six-month period after the effective date of Amendment No. 4. The Refinancing Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031. The weighted average interest rate on borrowings under the Refinancing Term Loans for the three months ended June 30, 2024 was 8.58%.

On May 30, 2024, SHH, the Company and certain subsidiaries of the Company (the “Guarantors”), and Wilmington Trust, National Association, as trustee, paying agent, registrar, transfer agent and notes collateral agent, entered into an indenture (the “Indenture”) governing SHH’s newly issued $750.0 million aggregate principal amount of 7.375% senior secured notes due 2031 (the “Secured Notes”). The Secured Notes will pay interest semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024, at a rate of 7.375% per year, and will mature on June 1, 2031. The Secured Notes may be redeemed, at any time or from time to time, in whole or in part, on or after June 1, 2027 at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. At any time or from time to time, prior to June 1, 2027, the Secured Notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount thereof plus a make-whole premium, together with accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. In addition, at any time or from time to time, prior to June 1, 2027, SHH may redeem up to 40% of the aggregate principal amount of the Secured Notes (including any additional Secured Notes issued under the Indenture) with an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 107.375% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Further, at any time or from time to time, on or before June 1, 2027, SHH may redeem up to 10% of the then outstanding aggregate principal amount of Secured Notes (including any additional Secured Notes issued under the Indenture) during each of the twelve-month periods after the issue date, at a redemption price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date.

The obligations under the Indenture are secured pursuant to a security agreement, dated as of May 30, 2024, by and among SHH, the Company, the other grantors party thereto, and Wilmington Trust, National Association (the “Security Agreement”), as may be amended from time to time, and related financing statements.
The Company used the combined net proceeds from the Refinancing Terms Loans and Secured Notes, along with cash on hand, to refinance its existing $1,763.1 million Term Loan due 2026 and $496.3 million Term Loan B due 2026.

On March 1, 2024, the Company and SHH entered into Amendment No. 3 (“Amendment No. 3”) to the Revolving Credit Facility. Among other changes, Amendment No. 3 provides (i) for new commitments under the existing Revolving Credit Facility to replace the existing revolving commitments in an aggregate principal amount of $83.0 million, (ii) that certain of the lenders providing revolving credit commitments shall also provide additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $37.5 million and (iii) for the extension of the maturity date of the Revolving Credit Facility to March 1, 2029.

Sotera Health Company
Notes to Consolidated Financial Statements
The Senior Secured Credit Facilities and the Indenture contain additional covenants that, among other things, restrict, subject to certain exceptions, limitations and qualifications, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur additional indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and the Indenture. The Senior Secured Credit Facilities and the Indenture also contain certain customary affirmative covenants and events of default, including upon a change of control. In addition, an event of default under the Senior Secured Credit Facilities and the Indenture would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of the greater of (i) $162.6 million or (ii) 30.0% of consolidated EBITDA or LTM EBITDA (as defined in the Credit Agreement and the Indenture, respectively) and the judgments were not stayed or remained undischarged for a period of 60 consecutive days. As of June 30, 2024, we were in compliance with all of the covenants under the Senior Secured Credit Facilities and the Indenture.
All of SHH’s obligations under the Senior Secured Credit Facilities and the Indenture are unconditionally guaranteed by the Company and each existing and subsequently acquired or organized direct or indirect wholly owned domestic restricted subsidiary of the Company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences. All obligations under the Senior Secured Credit Facilities and the Indenture, and the guarantees of such obligations, are secured by substantially all assets of the borrower and guarantors, subject to permitted liens and other exceptions and exclusions, as outlined in the Senior Secured Credit Facilities, the Indenture and the Security Agreement.
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of June 30, 2024, the Company had $23.7 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $400.1 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 15, “Financial Instruments and Financial Risk”, “Derivative Instruments.”
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of June 30, 2024, are as follows:

(thousands of U.S. dollars)
2024	$3,773
2025	15,094
2026	15,094
2027	15,094
2028	15,094
Thereafter	2,195,201
Total	$2,259,350
9.Income Taxes
Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and the taxing jurisdictions where the earnings will occur, the impact of state and local taxes, our ability to utilize tax credits and net operating loss carryforwards and available tax planning alternatives. Our effective tax rates were 42.2% and 42.4% for the three and six months ended June 30, 2024, respectively, compared to 31.8% and 33.9% for the three and six months ended June 30, 2023, respectively.
Income tax expense for the three and six months ended June 30, 2024 differed from the statutory rate primarily due to the valuation allowance attributable to the limitation on the deductibility of interest expense and the impact of the foreign rate

Sotera Health Company
Notes to Consolidated Financial Statements
differential, partially offset by a benefit for state income taxes. Income tax expense for the three and six months ended June 30, 2023 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential, and global intangible low-tax income (“GILTI”). Income tax expense for the six months ended June 30, 2023 was also favorably impacted by a benefit for state income taxes.
10.Employee Benefits
The Company sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution pension plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined benefit pension plan
The following defined benefit pension plan disclosure relates to Nordion. Certain immaterial foreign defined benefit pension plans have been excluded from the table below. The interest cost, expected return on plan assets and amortization of net actuarial gain are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic pension benefit for the defined benefit plan for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2024	2023	2024	2023
Service cost	$142	$132	$287	$263
Interest cost	2,612	2,742	5,263	5,466
Expected return on plan assets	(3,961)	(4,046)	(7,980)	(8,065)
Net periodic benefit	$(1,207)	$(1,172)	$(2,430)	$(2,336)
Other benefit plans
Other benefit plans disclosed below relate to Nordion and include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. Certain immaterial other foreign benefit plans have been excluded from the table below. All but one non-pension post-employment benefit plans are unfunded. The components of net periodic benefit cost for the other benefit plans for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2024	2023	2024	2023
Service cost	$2	$2	$5	$4
Interest cost	85	90	171	180
Amortization of net actuarial gain	(33)	(44)	(66)	(88)
Net periodic benefit cost	$54	$48	$110	$96
The Company currently has no funding requirements as the Nordion pension plan has a going concern surplus as defined by Canadian federal regulation, which requires solvency testing on defined benefit pension plans on an annual basis.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of June 30, 2024 and December 31, 2023, we had letters of credit outstanding relating to the defined benefit plans totaling $15.9 million and $16.0 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.

Sotera Health Company
Notes to Consolidated Financial Statements
11.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – April 1, 2024	$(7,184)		$(118,737)	$6,065		$(119,856)
Other comprehensive income (loss) before reclassifications	63		(23,110)	1,177		(21,870)
Amounts reclassified from accumulated other comprehensive income (loss)	(33)	(a)	—	(3,638)	(b)	(3,671)
Net current-period other comprehensive income (loss)	30		(23,110)	(2,461)		(25,541)
Ending balance – June 30, 2024	$(7,154)		$(141,847)	$3,604		$(145,397)

Beginning balance – January 1, 2024	$(7,297)		$(91,031)	$5,646		(92,682)
Other comprehensive income (loss) before reclassifications	209		(50,816)	5,228		(45,379)
Amounts reclassified from accumulated other comprehensive income (loss)	(66)	(a)	—	(7,270)	(b)	(7,336)
Net current-period other comprehensive income (loss)	143		(50,816)	(2,042)		(52,715)
Ending balance – June 30, 2024	$(7,154)		$(141,847)	$3,604		$(145,397)

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives	Total
Beginning balance – April 1, 2023	$3,158		$(119,948)	$12,092	$(104,698)
Other comprehensive income (loss) before reclassifications	62		21,374	10,950	32,386
Amounts reclassified from accumulated other comprehensive income (loss)	(44)	(a)	—	(6,948)	(6,992)
Net current-period other comprehensive income (loss)	18		21,374	4,002	25,394
Ending balance – June 30, 2023	$3,176		$(98,574)	$16,094	$(79,304)

Beginning balance – January 1, 2023	$3,209		$(131,205)	$21,343	$(106,653)
Other comprehensive income (loss) before reclassifications	55		32,631	8,555	41,241
Amounts reclassified from accumulated other comprehensive income (loss)	(88)	(a)	—	(13,804)	(13,892)
Net current-period other comprehensive income (loss)	(33)		32,631	(5,249)	27,349
Ending balance – June 30, 2023	$3,176		$(98,574)	$16,094	$(79,304)
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
We recognized $0.4 million and $0.5 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.
A summary of the activity for the six months ended June 30, 2024 related to the restricted stock awards distributed in respect of the pre-IPO awards (Class B-1 and B-2 Units) is presented below:

	Restricted Stock - Pre- IPO B-1	Restricted Stock - Pre- IPO B-2
Unvested at December 31, 2023	352,447	987,111
Forfeited	(2,650)	—
Vested	(144,795)	(987,111)
Unvested at June 30, 2024	205,002	—
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

We recognized $9.8 million ($4.6 million for stock options and $5.2 million for RSUs) and $7.9 million ($3.7 million for stock options and $4.2 million for RSUs) of share-based compensation expense for these awards for the three months ended June 30, 2024 and 2023, respectively. We recognized $18.1 million ($8.6 million for stock options and $9.5 million for RSUs) and $14.7 million ($6.8 million for stock options and $7.9 million for RSUs) for the six months ended June 30, 2024 and 2023, respectively, in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses.”
Stock Options
Stock options generally vest ratably over a period of two to four years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the six months ended June 30, 2024:

Sotera Health Company
Notes to Consolidated Financial Statements

	Number of Shares	Weighted-average Exercise Price
At December 31, 2023	6,972,661	$15.17
Granted	1,586,669	14.56
Forfeited	(80,751)	19.45
At June 30, 2024	8,478,579	$15.02
As of June 30, 2024, there were 4.2 million vested and exercisable stock options.
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on our market price on the date of grant. The following table summarizes our unvested RSUs activity for the six months ended June 30, 2024:

	Number of Shares	Weighted-average Grant Date Fair Value
Unvested at December 31, 2023	2,298,836	$13.81
Granted	1,181,863	13.98
Forfeited	(48,125)	15.05
Vested	(538,939)	17.55
Unvested at June 30, 2024	2,893,635	$13.16
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

Our basic and diluted earnings per common share are calculated as follows:

Sotera Health Company
Notes to Consolidated Financial Statements

	Three Months Ended		Six Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Earnings:
Net income	$8,754	$23,513	$15,077	$26,355
Less: Allocation to participating securities	7	137	33	159
Net income attributable to Sotera Health Company common shareholders	$8,747	$23,376	$15,044	$26,196
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	282,894	280,893	282,403	280,793
Dilutive effect of potential common shares	1,647	2,254	1,861	2,247
Weighted-average common shares outstanding - diluted	284,541	283,147	284,264	283,040
Earnings per Common Share:
Net income per common share attributable to Sotera Health Company common shareholders - basic	$0.03	$0.08	$0.05	$0.09
Net income per common share attributable to Sotera Health Company common shareholders - diluted	0.03	0.08	0.05	0.09
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
in thousands of share amounts	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stock options	5,776	4,283	5,248	3,928
RSUs	1,800	1,308	1,583	1,138
Total anti-dilutive securities	7,576	5,591	6,831	5,066
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
Illinois
Subsidiaries of the Company and other parties are defendants in approximately 40 lawsuits in Illinois in which plaintiffs allege personal injuries or wrongful death resulting from purported emissions and releases of EO from Sterigenics’ former Willowbrook facility (the “Willowbrook Cases”). The Willowbrook Cases are pending in the Circuit Court of Cook County and have been assigned to a single judge for coordinated discovery and pretrial proceedings.
We intend to vigorously defend the Willowbrook Cases.
Georgia
Subsidiaries of the Company and other parties are defendants in lawsuits in Georgia in which plaintiffs allege personal injuries, wrongful death and property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility (the “Atlanta Cases”).
Approximately 280 personal injury and wrongful death claims are pending in the State Court of Cobb County and have been consolidated for pretrial purposes (the “Consolidated Personal Injury Cases”). The Consolidated Personal Injury Cases are proceeding under a case management order pursuant to which a “pool” of eight cases will proceed to judicial determination of general causation issues in Phase 1 and specific causation issues in Phase 2; the first trial of any “pool” case that survives Phases 1 and 2 is not expected to begin before September 2025. The remaining Consolidated Personal Injury Cases (including nine cases that include both personal injury and property claims) are stayed. Two additional personal injury lawsuits pending in Cobb County have not been consolidated. The parties have jointly asked the court to stay one of these cases along with the stayed cases in the Consolidated Personal Injury Cases. In the other case, employees of a sterilization customer of Sterigenics allege they were injured while working at the customer’s distribution facility by exposure to residual EO allegedly emanating from products of the customer that had been sterilized at Sterigenics’ Atlanta facility; discovery is underway and, pursuant to the customer’s contract with Sterigenics, the customer is indemnifying Sterigenics against this lawsuit.
Subsidiaries of the Company are also defendants in approximately 365 property devaluation lawsuits pending in the State Court of Cobb County that have been consolidated for pretrial purposes (the “Consolidated Property Cases”). Nine of the Consolidated Property Cases are proceeding under case management orders and the remaining cases are stayed.
We intend to vigorously defend the Atlanta Cases.
California
Subsidiaries of the Company and other parties are defendants in two lawsuits in Los Angeles County Superior Court in which plaintiffs allege personal injuries and wrongful death resulting from emissions and releases of EO from Sterigenics’ Vernon facilities (the “Vernon Cases”). The lawsuits remain in preliminary stages.
We intend to vigorously defend the Vernon Cases.
New Mexico
The Company and certain subsidiaries are defendants in a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico in which the New Mexico Attorney General ( “NMAG”) alleges that emissions and releases of EO from Sterigenics’ facility in Santa Teresa have deteriorated the air quality in surrounding communities and materially contributed to increased health risks for residents of those communities. In April 2024, the Court of Appeals of the State of New Mexico denied the NMAG’s petition for leave to file an interlocutory appeal of the August 2023 order granting Sterigenics’ motion for summary

Sotera Health Company
Notes to Consolidated Financial Statements
judgment on strict liability, the Unfair Practices Act claim, and the claims for decreased property values, increased healthcare costs and medical monitoring costs. The case has been remanded to the District Court of Doña Ana County for further proceedings on the remaining claims. The case is set for trial in July 2026. A defense motion challenging the Court’s jurisdiction over Sotera Health Company and another defendant remains pending.
The Company, Sterigenics and certain other subsidiaries are also defendants in a lawsuit pending in the United States District Court for the District of New Mexico alleging wrongful death resulting from purported exposure to EO used, emitted and released from Sterigenics’ facility in Santa Teresa while the decedent was working at a different company’s facility approximately one mile away. The case is set for trial in October 2025.
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
We are pursuing additional insurance coverage for our legal expenses related to EO tort lawsuits like the Illinois, Georgia, California and New Mexico matters described above. In 2021, Sterigenics filed an insurance coverage lawsuit in the U.S. District Court for the Northern District of Illinois relating to two commercial general liability policies issued in the 1980s (the “Northern District of Illinois Coverage Lawsuit”). The court issued an order declaring that the defendant insurer owes Sterigenics and another insured party a duty to defend the Willowbrook Cases (the “Duty to Defend Order”) and entered judgment for Sterigenics in January 2024 in the amount of $110.2 million for certain defense costs incurred in the Willowbrook Cases as of August 2022 (the “Defense Costs Judgment”). The defendant insurer has appealed the Duty to Defend Order and Defense Costs Judgment. Sterigenics is also a party in insurance coverage lawsuits pending in the Circuit Court of Cook County, Illinois and the Delaware Superior Court relating to insurance coverage from various historical commercial general liability policies for certain EO litigation settlement amounts and defense costs that the insurer in the Northern District of Illinois Coverage Lawsuit may fail to fund. The Delaware Superior Court case is stayed pending resolution of the coverage lawsuit in the Circuit Court of Cook County, Illinois. It is not possible to predict how much, if any, of the insurance proceeds sought will ultimately be recovered.

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
The Company has also received demands pursuant to 8 Del. C. §220 for inspections of its books and records (“220 Demands”) from shareholders purporting to investigate potential wrongdoing by Company fiduciaries and other issues. The Company has produced documents in response to the 220 Demands and may produce additional documents.
In May 2024, a stockholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware for the benefit of the Company as the nominal defendant (“the May 2024 Derivative Litigation”). The May 2024 Derivative Litigation plaintiffs allege breaches of fiduciary duties, insider trading, unjust enrichment and other violations by certain past and present directors and senior executives of the Company and the Company’s private equity stockholders. On June 25, 2024, the court stayed the May 2024 Derivative Litigation pending a ruling on the merits on the motion to dismiss the Amended Complaint in the Michigan Funds Litigation.
The Company believes that the allegations and claims in the Michigan Funds Litigation, 220 Demands and May 2024 Derivative Litigation are without merit, and plans to vigorously defend the Michigan Funds Litigation and May 2024 Derivative Litigation.
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

In March 2023, we entered into an interest rate swap agreement with a notional amount of $400.0 million. The interest rate swap was effective on August 23, 2023 and expires on August 23, 2025. We have designated the interest rate swap as a cash flow hedge designed to hedge the variability of cash flows attributable to changes in the SOFR benchmark interest rate of our variable rate borrowings. We receive interest at the one-month Term SOFR rate and pay a fixed interest rate under the terms of the swap agreement.
In May 2022, we entered into two interest rate cap agreements with a combined notional amount of $1,000.0 million for a total option premium of $4.1 million. The interest rate caps became effective as of July 31, 2023 and expired on July 31, 2024. We designated these interest rate caps as cash flow hedges designed to hedge the variability of cash flows attributable to changes in the benchmark interest rate of our variable rate borrowings. Accordingly, the interest rate cap agreements hedged the variability of cash flows attributable to changes in SOFR by limiting our cash flow exposure related to Term SOFR under a portion of our variable rate borrowings to 3.5%.

Sotera Health Company
Notes to Consolidated Financial Statements
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
The following table provides a summary of the notional and fair values of our derivative instruments:

	June 30, 2024				December 31, 2023
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate caps	$1,000.0		$1,528	—	$1,000.0	$8,763	$—
Interest rate swaps	400.0		3,817	—	400.0	1,487	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	$204.4		$84	$17	$171.0	$149	$9
Embedded derivatives	136.7	(a)	1,571	2,508	150.1	1,225	405
Total	$1,741.1		$7,000	$2,525	$1,721.1	$11,624	$414
(a)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
Embedded derivative assets/liabilities and foreign currency forward contracts are included in “Prepaid expenses and other current assets” and “Accrued liabilities” on our Consolidated Balance Sheets depending upon their position at period end. Interest rate swaps and interest rate caps are included in “Other assets”, and “Noncurrent liabilities”, respectively, on the Consolidated Balance Sheets depending upon their position at period end.

Sotera Health Company
Notes to Consolidated Financial Statements
The following table summarizes the activities of our derivative instruments for the periods presented, and the line item in which they are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized gain on interest rate derivatives recorded in interest expense, net(a)	(4,906)	(9,400)	(9,802)	(18,571)
Unrealized loss (gain) on embedded derivatives recorded in other expense (income), net	(83)	(973)	1,750	(747)
Realized loss (gain) on foreign currency forward contracts recorded in foreign exchange (gain) loss	1,499	(2,393)	5,507	(1,944)
Unrealized loss (gain) on foreign currency forward contracts recorded in foreign exchange (gain) loss	653	—	73	(282)
(a) Amounts primarily represent quarterly settlement of interest rate caps and swaps.
We expect to reclassify approximately $4.8 million of pre-tax net gains on derivative instruments from accumulated other comprehensive income (loss) to income during the next 12 months associated with our cash flow hedges. Refer to Note 11, “Other Comprehensive Income (Loss)” for unrealized gains on interest rate derivatives, net of applicable tax, recorded in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income to interest expense, net of applicable tax, during the three and six months ended June 30, 2024.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of June 30, 2024 and December 31, 2023, accounts receivable was net of an allowance for uncollectible accounts of $3.1 million and $4.7 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following table discloses the fair value of our financial assets and liabilities:

As of June 30, 2024		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$1,528	$—	$1,528	$—
Interest rate swaps	3,817	—	3,817	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract assets	84	—	84	—
Foreign currency forward contract liabilities	17	—	17	—
Embedded derivative assets	1,571	—	1,571	—
Embedded derivative liabilities	2,508	—	2,508	—
Current portion of long-term debt(c)
Term loan, due 2031	11,092	—	11,292	—
Long-Term Debt(c)
Senior secured notes, due 2031	746,004	—	749,100	—
Term loan, due 2031	1,467,514	—	1,494,285	—
Finance Lease Obligations (with current portion)(d)	96,285	—	96,285	—

As of December 31, 2023		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$8,763	$—	$8,763	$—
Interest rate swaps	1,487	—	1,487	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contracts	149	—	149	—
Foreign currency forward liabilities	9	—	9	—
Embedded derivative assets	1,225	—	1,225	—
Embedded derivative liabilities	405	—	405	—
Current portion of long-term debt(c)
Term loan B, due 2026	4,797	—	$5,000	—
Long-Term Debt(c)
Term loan, due 2026	1,751,197	—	1,758,163	—
Term loan B, due 2026	472,477	—	492,500	—
Finance Lease Obligations (with current portion)(d)	72,564	—	72,564	—
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
(c)Carrying amounts of current portion of long-term debt and long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair value of these instruments are based upon quoted prices for each Term Loan and the Secured Notes in inactive markets as provided by an independent fixed income security pricing service.
(d)Fair value approximates carrying value.

Sotera Health Company
Notes to Consolidated Financial Statements
16.Segment Information
We identify our operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Sterigenics, Nordion and Nelson Labs. We have determined our reportable segments based upon an assessment of organizational structure, service types, and internally prepared financial statements. Our chief operating decision-maker evaluates performance and allocates resources based on net revenues and segment income after the elimination of intercompany activities. The accounting policies of our reportable segments are the same as those described in Note 1, “Significant Accounting Policies” of the Company’s annual consolidated financial statements and accompanying notes in our 2023 10-K.
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
For the three months ended June 30, 2024, three customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 20.6%, 17.0% and 10.5% of the total segment’s external net revenues for the three months ended June 30, 2024. For the three months ended June 30, 2023, five customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 31.3%, 13.4%, 12.5%, 10.7% and 10.7% of the total segment’s external net revenues for the three months ended June 30, 2023.
For the six months ended June 30, 2024, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 20.0%, 12.8%, 12.4% and 10.0% of the total segment’s external net revenues for the six months ended June 30, 2024. For the six months ended June 30, 2023, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 26.3%, 17.5%, 10.7% and 10.1% of the total segment's external net revenues for the six months ended June 30, 2023.

Sotera Health Company
Notes to Consolidated Financial Statements
Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2024	2023	2024	2023
Segment revenues(a)
Sterigenics	$176,354	$166,590	$342,851	$326,587
Nordion	41,244	31,975	65,251	40,526
Nelson Labs	58,996	56,717	116,668	108,759
Total net revenues	$276,594	$255,282	$524,770	$475,872
Segment income(b)
Sterigenics	$96,778	$91,450	$182,596	$174,290
Nordion	23,420	17,784	34,205	19,310
Nelson Labs	17,137	19,251	32,478	33,353
Total segment income	$137,335	$128,485	$249,279	$226,953
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $17.9 million and $14.7 million in revenues from sales to our Sterigenics segment for the three months ended June 30, 2024 and 2023, respectively, and $27.9 million and $17.6 million in revenues from sales to our Sterigenics segment for the six months ended June 30, 2024 and 2023, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for these periods.
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
Capital expenditures by segment for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
(thousands of U.S. dollars)	2024	2023
Sterigenics	$53,798	$73,725
Nordion	19,463	16,283
Nelson Labs	3,550	8,126
Total capital expenditures	$76,811	$98,134
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the chief operating decision-maker.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of segment income to consolidated income before taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment income	$137,335	$128,485	$249,279	$226,953
Less adjustments:
Interest expense, net(a)	40,388	30,728	82,159	59,598
Depreciation and amortization(b)	39,830	39,490	80,260	79,028
Share-based compensation(c)	10,206	8,409	18,863	15,757
Loss on refinancing of debt(d)	23,400	—	24,090	—
(Gain) loss on foreign currency and derivatives not designated as hedging instruments, net(e)	(698)	(409)	532	126
Business optimization expenses(f)	593	3,604	647	5,835
Professional services relating to EO sterilization facilities(g)	7,818	11,623	14,157	25,595
Secondary offering costs(h)	20	—	1,137	—
Accretion of asset retirement obligation(i)	636	555	1,278	1,127
Consolidated income before taxes	$15,142	$34,485	$26,156	$39,887
(a)Interest expense, net presented in this reconciliation for the three and six months ended June 30, 2023 has been adjusted to conform to the current year presentation to include interest expense, net on Term Loan B due 2026 attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement.
(b)Includes depreciation of Co-60 held at gamma irradiation sites.
(c)Represents share-based compensation expense to employees and Non-Employee Directors.
(d)Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the Refinancing Term Loans and the Secured Notes. The six months ended June 30, 2024 includes $0.7 million of debt refinancing costs related to Amendment No. 3 to the Senior Secured Credit Facilities.
(e)Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(f)Represents (i) certain costs related to acquisitions and the integration of recent acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, (iv) professional fees and other costs associated with business optimization, cost saving and other process enhancement projects, and (v) professional fees, payroll costs, and other costs, including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility. The six months ended June 30, 2023 includes a $1.0 million cancellation fee received from a tenant in connection with the termination of an office space lease at the Nordion facility.
(g)Represents litigation and other professional fees associated with our EO sterilization facilities. Amounts presented for the three and six months ended June 30, 2023 have been adjusted to exclude interest expense, net associated with Term Loan B due 2026 attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement.
(h)Represents expenses incurred in connection with the secondary offering of our common stock that closed on March 4, 2024.
(i)Represents non-cash accretion of asset retirement obligations related to Co-60 and gamma processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 10-K. This discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors we describe in the section entitled Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A, “Risk Factors” in our 2023 10-K.
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
For the three and six months ended June 30, 2024, respectively, we recorded net revenues of $276.6 million and $524.8 million, net income of $8.8 million and $15.1 million, Adjusted Net Income of $55.2 million and $90.8 million, and Adjusted EBITDA of $137.3 million and $249.3 million. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income, please see “Non-GAAP Financial Measures.”
STRATEGIC DEVELOPMENTS AND KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
The following summarizes strategic developments and key factors that impacted our operating results for the three and six months ended June 30, 2024 and may continue to affect our performance and financial condition in future periods.
•Business and market conditions. Consolidated net revenues for the three months ended June 30, 2024 increased 8.3% from the same period of the prior year, mainly driven by improved volumes and sustained favorability in pricing across all segments.
Consolidated net revenues for the six months ended June 30, 2024 increased 10.3% from the same period of the prior year, due to higher volumes in the Nordion and Nelson Labs segments and favorable pricing across all segments.
As discussed in more detail in our 2023 10-K, a portion of our supply of Co-60 is generated by Russian nuclear reactors. We continue to monitor the potential for disruption in the supply of Co-60 from Russian nuclear reactors. There was no impact to our supply or revenue during the three and six months ended June 30, 2024.
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

•Litigation costs. We are currently the subject of tort lawsuits alleging injury by purported exposure to EO used, emitted or released by current facilities in Atlanta, Georgia, Santa Teresa, New Mexico, and Los Angeles, California and our former facility in Willowbrook, Illinois. In addition, we are defendants in a lawsuit brought by the State of New Mexico Attorney General alleging that emissions of EO from our Santa Teresa facility negatively impacted Santa Teresa and surrounding communities. We maintain that these facilities did not pose and do not pose any safety risk to their surrounding communities. We deny the allegations in these lawsuits and are vigorously defending against these claims. See Part II, Item 1, “Legal Proceedings” and Note 14, “Commitments and Contingencies” to our consolidated financial statements.

For the three and six months ended June 30, 2024, we recorded costs of $7.8 million and $14.2 million, respectively, representing professional fees and other expenses related to litigation associated with our EO sterilization facilities.
•Borrowings and financial leverage. On May 30, 2024, the Company and SHH entered into Amendment No. 4 to the Senior Secured Credit Facilities, which provided for the issuance of term loans to the Company in an aggregate principal amount of $1.5 billion maturing on May 30, 2031. On the same date, the Company issued Secured Notes in an aggregate principal amount of $750.0 million, which bear interest at an annual rate of 7.375% and mature on June 1, 2031. The proceeds from the Refinancing Term Loans and the issuance of the Secured Notes, along with cash on the balance sheet, were used to refinance all of the Company’s outstanding existing term loans due December 2026.
On March 21, 2024, the Company entered into Amendment No. 3 to the Senior Secured Credit Facilities. Among other changes, the Amendment provides (i) for new commitments under the existing Revolving Credit Facility to replace existing revolving commitments in an aggregate principal amount of $83 million, (ii) that certain of the lenders providing revolving credit commitments shall also provide additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $37.5 million and (iii) for the extension of the maturity date of the Revolving Credit Facility to March 1, 2029. Amendment No. 3 does not give effect to any other material changes to the terms and conditions of the Credit Agreement, including with respect to the amount of commitments under the Revolving Credit Facility Amendment, which remains $423.8 million.

CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended June 30, 2024 as compared to Three Months Ended June 30, 2023
The following table sets forth the components of our results of operations for the three months ended June 30, 2024 and 2023.

(thousands of U.S. dollars)	2024	2023	$ Change	% Change

Total net revenues	$276,594	$255,282	$21,312	8.3%
Total cost of revenues	123,803	115,694	8,109	7.0%
Total operating expenses	75,992	76,384	(392)	(0.5)%
Operating income	76,799	63,204	13,595	21.5%
Net income	8,754	23,513	(14,759)	(62.8)%
Adjusted Net Income(a)	55,187	55,517	(330)	(0.6)%
Adjusted EBITDA(a)	137,335	128,485	8,850	6.9%
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

Total Net Revenues
The following table compares our revenues by type for the three months ended June 30, 2024 to the three months ended June 30, 2023.

(thousands of U.S. dollars)
Net revenues for the three months ended June 30,	2024	2023	$ Change	% Change

Service	$237,756	$226,050	$11,706	5.2%
Product	38,838	29,232	9,606	32.9%
Total net revenues	$276,594	$255,282	$21,312	8.3%
Net revenues were $276.6 million in the three months ended June 30, 2024, an increase of $21.3 million, or 8.3%, as compared with the three months ended June 30, 2023. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended June 30, 2024 increased approximately 8.8% compared with the three months ended June 30, 2023.
Service revenues
Service revenues increased $11.7 million, or 5.2%, to $237.8 million in the three months ended June 30, 2024 as compared to $226.1 million in the three months ended June 30, 2023. The growth in net service revenues was primarily driven by favorable pricing of $8.0 million and $1.7 million in the Sterigenics and Nelson Labs segments, respectively. Sterigenics and Nelson Labs also benefited from a favorable increase in volume and mix of $2.4 million and $0.8 million, respectively.
Product revenues
Product revenues increased $9.6 million, or 32.9%, to $38.8 million in the three months ended June 30, 2024 as compared to $29.2 million in the three months ended June 30, 2023. The timing of reactor harvest schedules was a primary driver for improvements in volume and mix of $8.7 million at Nordion. In addition, Nordion benefited from favorable pricing impacts of $1.2 million.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended June 30, 2024 to the three months ended June 30, 2023.

(thousands of U.S. dollars)
Cost of revenues for the three months ended June 30,	2024	2023	$ Change	% Change

Service	$109,136	$103,900	$5,236	5.0%
Product	14,667	11,794	2,873	24.4%
Total cost of revenues	$123,803	$115,694	$8,109	7.0%
Total cost of revenues accounted for approximately 44.8% and 45.3% of our consolidated net revenues for the three months ended June 30, 2024 and 2023, respectively.
Cost of service revenues
Cost of service revenues increased $5.2 million, or 5.0%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The growth in cost of service revenues was partially driven by a $4.5 million increase in employee compensation costs and $1.1 million of depreciation related to capital assets recently placed in service.
Cost of product revenues
Cost of product revenues increased $2.9 million, or 24.4%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily a result of higher volumes of Co-60 shipments, which resulted in increases in direct material and transportation costs of $2.9 million.

Operating Expenses
The following table compares our operating expenses for the three months ended June 30, 2024 to the three months ended June 30, 2023:

(thousands of U.S. dollars)
Operating expenses for the three months ended June 30,	2024	2023	$ Change	% Change

Selling, general and administrative (“SG&A”) expenses	$60,575	$60,287	$288	0.5%
Amortization of intangible assets	15,417	16,097	(680)	(4.2)%
Total operating expenses	$75,992	$76,384	$(392)	(0.5)%
Operating expenses accounted for approximately 27.5% and 29.9% of our consolidated net revenues for the three months ended June 30, 2024 and 2023, respectively.
SG&A
SG&A expenses increased $0.3 million, or 0.5%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily driven by a $1.8 million increase in share-based compensation expense and a $1.4 million increase in other incremental SG&A compensation-related costs. The increase was partially offset by a $2.3 million decline in legal and other professional services expenses.
  Amortization of intangible assets
Amortization of intangible assets decreased $0.7 million to $15.4 million, or 4.2%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due mainly to changes in foreign currency exchange rates.
Interest Expense, Net
Interest expense, net increased $9.7 million, or 31.4%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The main drivers of the increase in interest expense, net were a $5.3 million decline in interest income and a $4.5 million decline in favorable impacts from interest rate derivative activity. The weighted average interest rate on our outstanding debt was 8.19% and 8.20% at June 30, 2024 and 2023, respectively.
Loss on Refinancing of Debt
Loss on refinancing of debt for the three months ended June 30, 2024 was $23.4 million and occurred in connection with the refinancing of our capital structure in May 2024. The refinancing activity resulted in the write off of certain unamortized debt issuance costs and discounts on the Term Loans due 2026. In addition, certain new debt issuance costs and discounts were expensed upon the issuance of the Refinancing Term Loans and Secured Notes.
Foreign Exchange (Gain) Loss
Foreign exchange gain was $0.6 million for the three months ended June 30, 2024 as compared to a loss of $0.5 million in the three months ended June 30, 2023. The change in foreign exchange (gain) loss in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relates to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities. As described in Note 15, “Financial Instruments and Financial Risk”, we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.
Other Income, Net
Other income, net was $1.5 million for the three months ended June 30, 2024 compared to $2.5 million for the three months ended June 30, 2023. The majority of the variance stemmed from a net decrease in the fair value of Nordion’s embedded derivative assets, resulting in a decrease in other income of $0.9 million from the three months ended June 30, 2024 compared to the same period of the prior year.

Provision for Income Taxes
Provision for income tax decreased $4.6 million to a net provision of $6.4 million for the three months ended June 30, 2024 as compared to $11.0 million in the three months ended June 30, 2023. The change was primarily attributable to lower pre-tax income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, partially offset by an increase in the valuation allowance against our excess interest expense carryforward balance.
Provision for income taxes for the three months ended June 30, 2024 differed from the statutory rate primarily due to the impact of the valuation allowance attributable to the limitation on the deductibility of interest expense and the foreign rate differential, partially offset by a benefit for state income taxes. Provision for income taxes for the three months ended June 30, 2023 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential, and GILTI.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended June 30, 2024 was $8.8 million, as compared to net income of $23.5 million for the three months ended June 30, 2023 due to the factors described above. Adjusted Net Income was $55.2 million for the three months ended June 30, 2024, as compared to $55.5 million for the three months ended June 30, 2023, and Adjusted EBITDA was $137.3 million for the three months ended June 30, 2024, as compared to $128.5 million for the three months ended June 30, 2023. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
Six Months Ended June 30, 2024 as compared to Six Months Ended June 30, 2023
The following table sets forth the components of our results of operations for the six months ended June 30, 2024 and 2023.

(thousands of U.S. dollars)	2024	2023	$ Change	% Change

Total net revenues	$524,770	$475,872	$48,898	10.3%
Total cost of revenues	244,864	224,781	20,083	8.9%
Total operating expenses	149,933	154,521	(4,588)	(3.0)%
Operating income	129,973	96,570	33,403	34.6%
Net income	15,077	26,355	(11,278)	(42.8)%
Adjusted Net Income(a)	90,816	91,374	(558)	(0.6)%
Adjusted EBITDA(a)	249,279	226,953	22,326	9.8%
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
Total Net Revenues
The following table compares our revenues by type for the six months ended June 30, 2024 to the six months ended June 30, 2023.

(thousands of U.S. dollars)
Net revenues for the six months ended June 30,	2024	2023	$ Change	% Change

Service	$464,237	$440,560	$23,677	5.4%
Product	60,533	35,312	25,221	71.4%
Total net revenues	$524,770	$475,872	$48,898	10.3%
Net revenues were $524.8 million in the six months ended June 30, 2024, an increase of $48.9 million, or 10.3%, as compared with the six months ended June 30, 2023. Excluding the impact of foreign currency exchange rates, net revenues in the six months ended June 30, 2024 increased approximately 10.2% compared with the six months ended June 30, 2023.

Service revenues
Service revenues increased $23.7 million, or 5.4%, to $464.2 million in the six months ended June 30, 2024 as compared to $440.6 million in the six months ended June 30, 2023. The growth in net service revenues was primarily driven by favorable pricing of $15.9 million and $3.3 million in the Sterigenics and Nelson Labs segments, respectively, a favorable change in service revenue volume and mix of $4.7 million in the Nelson Labs segment and a benefit from changes in foreign currency exchange rates of $0.6 million.
Product revenues
Product revenues increased $25.2 million, or 71.4%, to $60.5 million in the six months ended June 30, 2024 as compared to $35.3 million in the six months ended June 30, 2023. The timing of reactor harvest schedules was a primary driver for the improvements in volume and mix of $24.3 million at Nordion. In addition, Nordion benefited from favorable pricing impacts of $1.3 million.
Total Cost of Revenues
The following table compares our cost of revenues by type for the six months ended June 30, 2024 to the six months ended June 30, 2023.

(thousands of U.S. dollars)
Cost of revenues for the six months ended June 30,	2024	2023	$ Change	% Change

Service	$219,988	$208,110	$11,878	5.7%
Product	24,876	16,671	8,205	49.2%
Total cost of revenues	$244,864	$224,781	$20,083	8.9%
Total cost of revenues accounted for approximately 46.7% and 47.2% of our consolidated net revenues for the six months ended June 30, 2024 and 2023, respectively.
Cost of service revenues
Cost of service revenues increased $11.9 million, or 5.7%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The growth in cost of service revenues was primarily driven by higher employee compensation costs of $8.1 million, a $2.2 million increase in depreciation related to capital assets recently placed in service, and a $1.4 million increase in certain facility repairs and maintenance costs.
Cost of product revenues
Cost of product revenues increased $8.2 million, or 49.2%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily a result of higher volumes of Co-60 shipments, which resulted in increases in direct material and transportation costs of $7.8 million.
Operating Expenses
The following table compares our operating expenses for the six months ended June 30, 2024 to the six months ended June 30, 2023:

(thousands of U.S. dollars)
Operating expenses for the six months ended June 30,	2024	2023	$ Change	% Change

SG&A expenses	$118,784	$122,197	$(3,413)	(2.8)%
Amortization of intangible assets	31,149	32,324	(1,175)	(3.6)%
Total operating expenses	$149,933	$154,521	$(4,588)	(3.0)%
Operating expenses accounted for approximately 28.6% and 32.5% of our consolidated net revenues for the six months ended June 30, 2024 and 2023, respectively.

SG&A expenses
SG&A expenses decreased $3.4 million, or 2.8%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease was driven primarily by a $9.6 million decline in legal and other professional services expenses. This decrease was partially offset by a $3.1 million increase in share-based compensation expense and $3.1 million of other incremental SG&A compensation-related costs.
  Amortization of intangible assets
Amortization of intangible assets decreased $1.2 million to $31.1 million, or 3.6%, for the six months ended June 30, 2024 as compared to the three months ended June 30, 2023 due mainly to changes in foreign currency exchange rates.
Interest Expense, Net
Interest expense, net increased $22.6 million, or 37.9%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was mainly driven by an increase in the interest rate on variable rate borrowings over the course of the first half of 2024, which contributed to a $9.5 million increase interest expense. The variance was also the result of an $8.8 million decline in favorable impacts from interest rate derivative activity, a $6.2 million decline in interest income and $0.6 million increase in debt issuance cost and debt discount amortization. Partially offsetting these factors was a $3.3 million increase in capitalized interest. The weighted average interest rate on our outstanding debt was 8.19% and 8.20% at June 30, 2024 and 2023, respectively.
Loss on Refinancing of Debt
Loss on refinancing of debt for the six months ended June 30, 2024 was $24.1 million and occurred primarily in connection with the refinancing our of our capital structure in May 2024. The refinancing activity resulted in the write off of certain unamortized debt issuance costs and discounts on the Term Loans due 2026. In addition, certain new debt issuance costs and discounts were expensed upon the issuance of the Term Loan and Secured Notes due 2031. Loss on refinancing of debt for the six months ended June 30, 2024 also included the write off of $0.7 million of unamortized debt issuance costs attributable to the Revolving Credit Facility in connection with Amendment No. 3 to the Revolving Credit Facility.
Foreign Exchange (Gain) Loss
Foreign exchange gain was $1.2 million for the six months ended June 30, 2024 as compared to a $0.8 million loss in the six months ended June 30, 2023. The change in foreign exchange loss in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relates to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities. As described in Note 15, “Financial Instruments and Financial Risk”, we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.
Other Income, Net
Other income, net was $1.2 million for the six months ended June 30, 2024 compared to $3.7 million for the six months ended June 30, 2023. The majority of the variance stemmed from a decline in the fair value of Nordion’s embedded derivatives in the six months ended June 30, 2024, resulting in a decrease in other income of $2.5 million compared to the same the period in the prior year.
Provision for Income Taxes
Provision for income taxes decreased $2.5 million to a net provision of $11.1 million for the six months ended June 30, 2024 as compared to $13.5 million in the six months ended June 30, 2023. The change was primarily attributable to lower pre-tax income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, partially offset by an increase in the valuation allowance against our excess interest expense carryforward balance.
Provision for income taxes for the six months ended June 30, 2024 differed from the statutory rate due to the impact of the valuation allowance attributable to the limitation on the deductibility of interest expense and the foreign rate differential, partially offset by a benefit for state income taxes. Provision for income taxes for the six months ended June 30, 2023 differed from the statutory rate primarily due to a net increase in the foreign differential and GILTI.

Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the six months ended June 30, 2024 was $15.1 million, as compared to net income of $26.4 million for the six months ended June 30, 2023 due to the factors described above. Adjusted Net Income was $90.8 million for the six months ended June 30, 2024, as compared to $91.4 million for the six months ended June 30, 2023, and Adjusted EBITDA was $249.3 million for the six months ended June 30, 2024, as compared to $227.0 million for the six months ended June 30, 2023. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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
•loss on refinancing of debt incurred in connection with refinancing or early extinguishment of long-term debt;
•expenses incurred in connection with the secondary offering of our common stock;
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
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2024	2023	2024	2023
Net income	$8,754	$23,513	$15,077	$26,355
Amortization of intangibles	19,755	20,502	39,879	41,109
Share-based compensation(a)	10,206	8,409	18,863	15,757
Loss on refinancing of debt(b)	23,400	—	24,090	—
(Gain) loss on foreign currency and derivatives not designated as hedging instruments, net(c)	(698)	(409)	532	126
Business optimization expenses(d)	593	3,604	647	5,835
Professional services relating to EO sterilization facilities(e)	7,818	11,623	14,157	25,595
Secondary offering costs(f)	20	—	1,137	—
Accretion of asset retirement obligations(g)	636	555	1,278	1,127
Income tax benefit associated with pre-tax adjustments(h)	(15,297)	(12,280)	(24,844)	(24,530)
Adjusted Net Income	55,187	55,517	90,816	91,374
Interest expense, net(i)	40,388	30,728	82,159	59,598
Depreciation(j)	20,075	18,988	40,381	37,919
Income tax provision applicable to Adjusted Net Income(k)	21,685	23,252	35,923	38,062
Adjusted EBITDA(l)	$137,335	$128,485	$249,279	$226,953
(a)    Represents share-based compensation expense to employees and Non-Employee Directors.
(b)    Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the Refinancing Term Loans and the Secured Notes. The six months ended June 30, 2024 includes $0.7 million of debt refinancing costs related to Amendment No. 3 to the Senior Secured Credit Facilities.
(c)    Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(d)    Represents (i) certain costs related to acquisitions and the integration of recent acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, (iv) professional fees and other costs associated with business optimization, cost saving and other process enhancement projects, and (v) professional fees, payroll costs, and other costs, including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility. The six months ended June 30, 2023 includes a $1.0 million cancellation fee received from a tenant in connection with the termination of an office space lease at the Nordion facility.
(e)    Represents litigation and other professional fees associated with our EO sterilization facilities. Amounts presented for the three and six months ended June 30, 2023 have been adjusted to exclude interest expense, net associated with Term Loan B due 2026 attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement.
(f)    Represents expenses incurred in connection with the secondary offering of our common stock that closed on March 4, 2024.
(g)    Represents non-cash accretion of asset retirement obligations related to Co-60 and gamma processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.
(h)    Represents the income tax impact of adjustments calculated based on the tax rate applicable to each item. We eliminate the effect of tax rate changes as applied to tax assets and liabilities and unusual items from our presentation of adjusted net income.

(i)    Interest expense, net presented in this reconciliation for the three and six months ended June 30, 2023 has been adjusted to conform to the current year presentation to include interest expense, net on Term Loan B due 2026 attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement.
(j)    Includes depreciation of Co-60 held at gamma irradiation sites.
(k)    Represents the difference between income tax provision or benefit as determined under U.S. GAAP and the income tax provision or benefit associated with pre-tax adjustments described in footnote (h).
(l)    $23.4 million and $24.4 million of the adjustments for the three months ended June 30, 2024 and 2023, respectively, and $47.2 million of the adjustments for the six months ended June 30, 2024 and 2023, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.
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

Segment Results for the Three Months Ended June 30, 2024 and 2023
The following tables compare segment net revenue and segment income for the three months ended June 30, 2024 to the three months ended June 30, 2023:

	Three Months Ended June 30,
(thousands of U.S. dollars)	2024	2023	$ Change	% Change

Net Revenues
Sterigenics	$176,354	$166,590	$9,764	5.9%
Nordion	41,244	31,975	9,269	29.0%
Nelson Labs	58,996	56,717	2,279	4.0%
Segment Income
Sterigenics	$96,778	$91,450	$5,328	5.8%
Nordion	23,420	17,784	5,636	31.7%
Nelson Labs	17,137	19,251	(2,114)	(11.0)%
Segment Income margin
Sterigenics	54.9%	54.9%
Nordion	56.8%	55.6%
Nelson Labs	29.0%	33.9%
Net Revenues by Segment
Sterigenics net revenues were $176.4 million for the three months ended June 30, 2024, an increase of $9.8 million, or 5.9%, as compared to the three months ended June 30, 2023. The increase reflects favorable impacts from pricing of 4.9% as well as higher volume and changes in mix of 1.4%, partially offset by 0.4% due to unfavorable changes in foreign currency exchange rates.
Nordion net revenues were $41.2 million for the three months ended June 30, 2024, an increase of $9.3 million, or 29.0%, as compared to the three months ended June 30, 2023. The timing of reactor harvest schedules resulted in favorable volume and mix of 26.5%, which was a primary driver for net revenue, and favorable pricing of 3.8% also drove improvement. Partially offsetting this increase was an unfavorable impact of 1.3% from changes in foreign currency exchange rates.
Nelson Labs net revenues were $59.0 million for the three months ended June 30, 2024, an increase of $2.3 million, or 4.0%, as compared to the three months ended June 30, 2023. The increase was attributable to favorable pricing impacts of 3.0% as well as volume improvements and changes in mix of 1.4%. Partially offsetting this increase was an unfavorable impact from foreign currency exchange rates of 0.4%.
Segment Income
Sterigenics segment income was $96.8 million for the three months ended June 30, 2024, an increase of $5.3 million, or 5.8%, as compared to the three months ended June 30, 2023. The increase in segment income was primarily a result of favorable customer pricing, volume and changes in mix, partially offset by inflation.
Nordion segment income was $23.4 million for the three months ended June 30, 2024, an increase of $5.6 million, or 31.7%, as compared to the three months ended June 30, 2023. The timing of reactor harvest schedules was a primary driver for the increase in segment income and segment income margin, as well as favorable pricing.
Nelson Labs segment income was $17.1 million for the three months ended June 30, 2024, a decrease of $2.1 million, or 11.0%, as compared to the three months ended June 30, 2023. The decrease in segment income and segment income margin was primarily due to the impacts of volume and mix, as well as higher labor costs, partially offset by favorable pricing.

Segment Results for the Six Months Ended June 30, 2024 and 2023
The following tables compare segment net revenue and segment income for the six months ended June 30, 2024 to the six months ended June 30, 2023:

	Six Months Ended June 30,
(thousands of U.S. dollars)	2024	2023	$ Change	% Change

Net Revenues
Sterigenics	$342,851	$326,587	$16,264	5.0%
Nordion	65,251	40,526	24,725	61.0%
Nelson Labs	116,668	108,759	7,909	7.3%
Segment Income
Sterigenics	$182,596	$174,290	$8,306	4.8%
Nordion	34,205	19,310	14,895	77.1%
Nelson Labs	32,478	33,353	(875)	(2.6)%
Segment Income margin
Sterigenics	53.3%	53.4%
Nordion	52.4%	47.6%
Nelson Labs	27.8%	30.7%
Net Revenues by Segment
Sterigenics net revenues were $342.9 million for the six months ended June 30, 2024, an increase of $16.3 million, or 5.0%, as compared to the six months ended June 30, 2023. The increase was primarily attributable to favorable impacts from pricing of 4.9% and changes in foreign currency exchange rates of 0.2%.
Nordion net revenues were $65.3 million for the six months ended June 30, 2024, an increase of $24.7 million, or 61.0%, as compared to the six months ended June 30, 2023. The timing of reactor harvest schedules resulted in favorable volumes and changes in mix of 58.8%, and a favorable impact from pricing of 3.2% also drove improvement. Partially offsetting these factors was an unfavorable impact of 1.0% from changes in foreign exchange rates.
Nelson Labs net revenues were $116.7 million for the six months ended June 30, 2024, an increase of $7.9 million, or 7.3%, as compared to the six months ended June 30, 2023. The change was attributable to increases in volume and changes in mix of 4.3% coupled with a favorable impact from pricing of 3.0%.
Segment Income
Sterigenics segment income was $182.6 million for the six months ended June 30, 2024, an increase of $8.3 million, or 4.8%, as compared to the six months ended June 30, 2023. The increase in segment income was driven primarily by favorable customer pricing, partially offset by inflation.
Nordion segment income was $34.2 million for the six months ended June 30, 2024, an increase of $14.9 million, or 77.1%, as compared to the six months ended June 30, 2023. The timing of reactor harvest schedules was a primary driver for the increase in segment income and segment income margin.
Nelson Labs segment income was $32.5 million for the six months ended June 30, 2024, a decrease of $0.9 million, or 2.6%, as compared to the six months ended June 30, 2023. The decrease in segment income and segment income margin was primarily due to the impact of volume and mix, as well as higher labor costs, partially offset by favorable pricing.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of June 30, 2024, we had $246.1 million of unrestricted cash and cash equivalents. This is a decrease of $50.3 million from the balance at December 31, 2023. The decrease in unrestricted cash and cash equivalents is mainly attributable to the $35.0 million payment of the Atlanta settlement in January 2024 and the $30.2 million payment in debt issuance costs and discounts associated with the issuance of the Refinancing Term Loans and Secured Notes in May 2024. Our foreign subsidiaries held cash of approximately $238.1 million at June 30, 2024 and $224.1 million at December 31, 2023. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
As described in more detail below, on March 1, 2024, the Company and SHH entered into Amendment No. 3 to the Revolving Credit Facility. Amendment No. 3 did not materially change to the terms and conditions of the Credit Agreement, including with respect to the amount of commitments under the Revolving Credit Facility, which remains $423.8 million.
As discussed below, on May 30, 2024 the Company and SHH closed on the Refinancing Term Loans in an aggregate principal amount of $1,509.4 million as well as an issuance of Secured Notes in an aggregate principal amount of $750.0 million (collectively, the “Financings”), both of which mature in 2031. The Company used the net proceeds from the Financings, along with cash on hand, to refinance its existing $1,763.1 million Term Loan and $496.3 million Term Loan due 2026.

Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements (inclusive of debt service on our long-term debt), make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs that we expect to continue to incur for at least the next twelve months and the foreseeable future thereafter. Our primary long-term liquidity requirements beyond the next 12 months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of June 30, 2024, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of June 30, 2024, our interest rate derivatives limit our cash flow exposure of our variable rate borrowings under the Term Loans. Refer to Note 15, “Financial Instruments and Financial Risk”, “Derivative Instruments” for additional information about changes in interest rate risk.

Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the six months ended June 30, 2024, our capital expenditures amounted to $76.8 million, compared to $98.1 million for the six months ended June 30, 2023.
Cash Flow Information

(thousands of U.S. dollars)	Six Months Ended June 30,
	2024	2023
Net Cash Provided by (Used in):
Operating activities	$70,994	$(302,704)
Investing activities	(76,774)	(98,102)
Financing activities	(41,362)	273,206
Effect of foreign currency exchange rate changes on cash and cash equivalents	(6,754)	1,796
Net decrease in cash and cash equivalents, including restricted cash	$(53,896)	$(125,804)
Operating activities
Cash flows from operating activities increased $373.7 million to net cash provided of $71.0 million in the six months ended June 30, 2024 compared to $302.7 million of net cash used in operating activities for the six months ended June 30, 2023. The change in overall cash flows from operating activities was primarily due to the timing of the release of the $407.7 million Illinois settlement funds on June 30, 2023 and the release of the $35.0 million Atlanta settlement funds in January 2024.

Investing activities
Cash used by investing activities decreased $21.3 million to net cash used of $76.8 million in the six months ended June 30, 2024 compared to $98.1 million for the six months ended June 30, 2024. The variance was primarily driven by a decrease in cash paid for capital expenditures of $21.3 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Financing activities
Cash used in financing activities was $41.4 million for the six months ended June 30, 2024 compared to $273.2 million of cash provided by financing activities for the six months ended June 30, 2023. The difference was mainly attributable to $500.0 million in proceeds from the issuance of Term Loan B due 2026 on February 23, 2023, partially offset by the $200.0 million paydown of the outstanding balance on the Revolving Credit Facility concurrent with the issuance of Term Loan B due 2026. Additionally, in the six months ended June 30, 2024, the Company paid $6.7 million to acquire certain facilities through the settlement of a finance lease and paid $5.5 million of incremental debt issuance costs as compared to the comparable period of the prior year.
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, SHH, our wholly-owned subsidiary, entered into the Senior Secured Credit Facilities, consisting of both the Term Loan and the Revolving Credit Facility pursuant to the Credit Agreement. The total borrowing capacity under the Revolving Credit Facility is $423.8 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.

On May 30, 2024, the Company and SHH entered into Amendment No. 4 to the Senior Secured Credit Facilities. Among other changes, Amendment No. 4 provides for the Refinancing Term Loans to SHH in an aggregate principal amount of $1,509.4 million. Pursuant to Amendment No. 4, the Refinancing Term Loans shall have an applicable interest rate margin per annum equal to (i) ABR plus 2.25% for ABR Loans (as defined in the Credit Agreement), (ii) daily simple SOFR plus 3.25% for RFR Loans (as defined in the Credit Agreement) and (iii) Term SOFR plus 3.25% for Term Benchmark Loans (as defined in the Credit Agreement), in each case with a 0.00% applicable floor and the applicable interest rate margin shall be subject to a pricing step-down of 0.25% when the Senior Secured Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.30:1.00. The Refinancing Term Loans are also subject to a “soft call” premium of 1.00% for certain repricing transactions with respect to the Refinancing Term Loans that occur within the six-month period after the effective date of Amendment No. 4. The Refinancing Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031. The weighted average interest rate on borrowings under the Refinancing Term Loans for the three months ended June 30, 2024 was 8.58%.

On May 30, 2024, SHH, the Company, the Guarantors, and Wilmington Trust, National Association, as trustee, paying agent, registrar, transfer agent and notes collateral agent, entered into the Indenture governing SHH’s newly issued $750.0 million aggregate principal amount of 7.375% Secured Notes. The Secured Notes will pay interest semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024, at a rate of 7.375% per year, and will mature on June 1, 2031. The Secured Notes may be redeemed, at any time or from time to time, in whole or in part, on or after June 1, 2027 at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. At any time or from time to time, prior to June 1, 2027, the Secured Notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount thereof plus a make-whole premium, together with accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. In addition, at any time or from time to time, prior to June 1, 2027, SHH may redeem up to 40% of the aggregate principal amount of the Secured Notes (including any additional Secured Notes issued under the Indenture) with an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 107.375% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Further, at any time or from time to time, on or before June 1, 2027, SHH may redeem up to 10% of the then outstanding aggregate principal amount of Secured Notes (including any additional Secured Notes issued under the Indenture) during each of the twelve-month periods after the issue date, at a redemption price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date.

The obligations under the Indenture are secured pursuant to a security agreement, dated as of May 30, 2024, by and among SHH, the Company, the other grantors party thereto, and Wilmington Trust, National Association (the “Security Agreement”), as may be amended from time to time, and related financing statements.
The Company used the combined net proceeds from the Refinancing Terms Loans and Secured Notes, along with cash on hand, to refinance its existing $1,763.1 million Term Loan due 2026 and $496.3 million Term Loan B due 2026.

On March 1, 2024, the Company and SHH entered into Amendment No. 3 to the Revolving Credit Facility. Among other changes, Amendment No. 3 provides (i) for new commitments under the existing Revolving Credit Facility to replace the existing revolving commitments in an aggregate principal amount of $83.0 million, (ii) that certain of the lenders providing revolving credit commitments shall also provide additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $37.5 million and (iii) for the extension of the maturity date of the Revolving Credit Facility to March 1, 2029.
The Senior Secured Credit Facilities and the Indenture contain additional covenants that, among other things, restrict, subject to certain exceptions, limitations and qualifications, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur additional indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and the Indenture. The Senior Secured Credit Facilities and the Indenture also contain certain customary affirmative covenants and events of default, including upon a change of control. In addition, an event of default under the Senior Secured Credit Facilities and the Indenture would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of the greater of (i) $162.6 million or (ii) 30.0% of consolidated EBITDA or LTM EBITDA (as defined in the Credit Agreement and the Indenture, respectively) and the judgments were not stayed or remained undischarged for a period of 60 consecutive days. As of June 30, 2024, we were in compliance with all of the covenants under the Senior Secured Credit Facilities and the Indenture.
All of SHH’s obligations under the Senior Secured Credit Facilities and the Indenture are unconditionally guaranteed by the Company and each existing and subsequently acquired or organized direct or indirect wholly owned domestic restricted subsidiary of the Company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences. All obligations under the Senior Secured Credit Facilities and the Indenture, and the guarantees of such obligations, are secured by substantially all assets of the borrower and guarantors, subject to permitted liens and other exceptions and exclusions, as outlined in the Senior Secured Credit Facilities, the Indenture and the Security Agreement.
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of June 30, 2024, the Company had $23.7 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $400.1 million.
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates made in connection with the preparation of the financial statements is included in Item 7 of 2023 10-K. There have been no significant changes in critical accounting policies, management estimates or accounting policies since the year ended December 31, 2023.
NEW ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements applicable to our business, see Note 2, “Recent Accounting Standards” to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2023 10-K. These market risks have not materially changed for the three and six months ended June 30, 2024.
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
Changes in Internal Control
During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be subject to various legal proceedings arising in the ordinary course of our business, including claims relating to personal injury, property damage, workers’ compensation, employee safety, corporate governance and our disclosures as a Nasdaq-listed, publicly traded company. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At this time, and except as is noted herein, we are unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations and matters concerning other allegations of other improprieties, or the incidence of any such matters in the future. Information regarding our material legal proceedings is included below.
Legal Proceedings Described in Note 14 “Commitments and Contingencies” of Our Consolidated Financial Statements
Note 14, “Commitments and Contingencies” to our consolidated financial statements for the three and six months ended June 30, 2024 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 14 “Commitments and Contingencies” for information regarding the following legal proceedings, which information is incorporated into this item by reference:
•Ethylene Oxide Tort Litigation – Illinois, Georgia, California and New Mexico;
•Insurance Coverage for Environmental Liabilities; and
•Sotera Health Company Securities Litigation and Related Matters.
Legal Proceedings That Are Not Described in Note 14 “Commitments and Contingencies” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 14 “Commitments and Contingencies” to our consolidated financial statements for the three and six months ended June 30, 2024 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party. SEC regulations require disclosure of environmental proceedings that involve a government authority and potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Effective January 1, 2024, except for the previously disclosed Notices of Violation issued to Sterigenics’ facilities in Queensbury, New York, Los Angeles, California and Ontario, California, the Company uses a threshold of $1.0 million to determine whether the disclosure of any such proceedings is required because we believe matters under this threshold are not material to the Company.

Notice of Violation at Queensbury, New York Ethylene Oxide Sterilization Facility

In May 2023, Sterigenics received a Notice of Violation (“NOV”) from the New York State Department of Environmental Conservation (“DEC”) relating to a May 2023 power outage at Sterigenics’ Queensbury, New York facility that resulted in a failure to restart the facility’s scrubber system. On June 10, 2024, Sterigenics and DEC entered into an Administrative Order on Consent pursuant to which Sterigenics agreed to implement additional remedial measures and pay a civil penalty, none of which resulted in a material expense.

Notices of Violation at Vernon and Ontario, California Ethylene Oxide Sterilization Facilities

In 2022, the South Coast Air Quality Management District (“SCAQMD”) in Southern California initiated an investigation into EO sterilization facilities located in the SCAQMD region, including Sterigenics’ facilities in Vernon and Ontario, California. In connection with this investigation, SCAQMD issued NOVs to the Vernon and Ontario facilities alleging violations of SCAQMD operational, maintenance, permitting and reporting requirements and that levels of ambient EO detected by SCAQMD during 2022 caused a public nuisance for off-site workers around the facilities in violation of general prohibitions on emissions. Sterigenics disputes the allegations and expects to be able to resolve the NOVs for an immaterial amount.

Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2023 10-K filed with the SEC on February 27, 2024, and Part II, Item 1A,“Risk Factors,” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed with the SEC on May 2, 2024.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408).

Item 6. Exhibits.
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No	Description of Exhibits	Form	File No.	Exhibit	Filing Date	Furnished/Filed Herewith
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sotera, dated May 23, 2024	8-K	001-39729	3.1	2024-05-24
4.1
Indenture dated as of May 30, 2024, among Sotera Health Holdings, LLC, as Issuer of the Notes, Sotera Health Company, as Holdings, and the Guarantors party hereto and Wilmington Trust, National Association
*
4.2	Form of 7.375% Senior Secured Notes due 2031 (included as Exhibit A to Exhibit 4.1)					*
4.3	Notes Security Agreement, dated as of May 30, 2024, among Sotera Health Holdings, LLC, Sotera Health Company, the other Grantors party thereto, and Wilmington Trust, National Association					*†
10.1
Amendment No. 4 to First Lien Credit Agreement, dated as of May 30, 2024, among Sotera Health Company, Sotera Health Holdings, LLC, each Term and Revolving Lender party and JPMorgan Chase Bank, N.A., as First Lien Administrative Agent
*†
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
*    Filed Herewith
**    Furnished Herewith
†    Portions of this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOTERA HEALTH COMPANY

By:	/s/ Jonathan M. Lyons
Name:	Jonathan M. Lyons
Title:	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: August 5, 2024