Form 10-Q
period 2024-09-30
Sotera Health Co
filed 2024-11-05
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Registrant’s telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of October 25, 2024, there were 283,239,029 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$306,738	$296,407
Restricted cash short-term	1,744	5,247
Accounts receivable, net of allowance for uncollectible accounts of $3,015 and $4,689, respectively	130,121	147,696
Inventories, net	53,647	48,316
Prepaid expenses and other current assets	57,421	53,846
Income taxes receivable	13,942	5,732
Total current assets	563,613	557,244
Property, plant, and equipment, net	1,026,028	946,914
Operating lease assets	29,266	24,037
Deferred income taxes	4,946	4,993
Post-retirement assets	32,916	28,482
Other assets	35,436	41,242
Other intangible assets, net	351,977	416,318
Goodwill	1,104,555	1,111,190
Total assets	$3,148,737	$3,130,420
Liabilities and equity
Current liabilities:
Accounts payable	$70,754	$71,039
Accrued liabilities	82,885	122,471
Deferred revenue	10,653	13,492
Current portion of long-term debt	14,795	4,797
Current portion of finance lease obligations	2,822	8,771
Current portion of operating lease obligations	5,287	5,934
Income taxes payable	8,341	4,150
Total current liabilities	195,537	230,654
Long-term debt	2,210,815	2,223,674
Finance lease obligations, less current portion	97,934	63,793
Operating lease obligations, less current portion	25,953	20,087
Noncurrent asset retirement obligations	49,102	47,944
Deferred lease income	17,984	18,762
Post-retirement obligations	8,223	8,439
Noncurrent liabilities	9,285	8,879
Deferred income taxes	63,741	64,454
Total liabilities	2,678,574	2,686,686
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at September 30, 2024 and December 31, 2023	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 authorized; no shares issued at September 30, 2024 and December 31, 2023	—	—
Treasury stock, at cost (2,798 and 3,207 shares at September 30, 2024 and December 31, 2023, respectively)	(24,612)	(27,182)
Additional paid-in capital	1,238,899	1,215,178
Retained deficit	(622,365)	(654,440)
Accumulated other comprehensive loss	(124,619)	(92,682)
Total equity	470,163	443,734
Total liabilities and equity	$3,148,737	$3,130,420
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Service	$238,790	$227,120	$703,027	$667,680
Product	46,678	36,057	107,211	71,369
Total net revenues	285,468	263,177	810,238	739,049
Cost of revenues:
Service	111,080	103,580	331,068	311,690
Product	16,364	13,613	41,240	30,284
Total cost of revenues	127,444	117,193	372,308	341,974
Gross profit	158,024	145,984	437,930	397,075
Operating expenses:
Selling, general and administrative expenses	62,009	54,112	180,793	176,309
Amortization of intangible assets	15,508	15,774	46,657	48,098
Total operating expenses	77,517	69,886	227,450	224,407
Operating income	80,507	76,098	210,480	172,668
Interest expense, net	41,572	40,627	123,731	100,225
Loss on refinancing of debt	70	—	24,160	—
Georgia EO litigation settlement	—	35,000	—	35,000
Foreign exchange (gain) loss	(1,054)	(426)	(2,237)	386
Other (income) expense, net	(2,835)	427	(4,084)	(3,300)
Income before income taxes	42,754	470	68,910	40,357
Provision for income taxes	25,756	14,130	36,835	27,662
Net income (loss)	16,998	(13,660)	32,075	12,695
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $(45), $(43), $2, and $(54), respectively)	(137)	(126)	6	(159)
Interest rate derivatives (net of taxes of $(1,399), $(934), $(2,110) and $(3,294), respectively)	(4,016)	(1,714)	(6,058)	(6,963)
Foreign currency translation	24,931	(32,996)	(25,885)	(365)
Comprehensive income (loss)	$37,776	$(48,496)	$138	$5,208
Earnings (loss) per share:
Basic	$0.06	$(0.05)	$0.11	$0.04
Diluted	0.06	(0.05)	0.11	0.04
Weighted average number of shares outstanding:
Basic	283,059	281,105	282,624	280,898
Diluted	285,564	281,105	284,660	283,190
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income	$32,075	$12,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,588	55,913
Amortization of intangible assets	59,737	61,290
Loss on refinancing of debt	24,160	—
Deferred income taxes	1,891	3,284
Share-based compensation expense	28,633	24,034
Accretion of asset retirement obligations	1,915	1,683
Unrealized foreign exchange (gain) loss	(5,755)	2,444
Unrealized loss on derivatives not designated as hedging instruments	576	1,087
Amortization of debt issuance costs	5,958	6,522
Other	(4,275)	(3,492)
Changes in operating assets and liabilities:
Accounts receivable	16,242	302
Inventories	(6,223)	(866)
Other current assets	(3,293)	(892)
Accounts payable	884	(17,412)
Accrued liabilities	(3,018)	(11,389)
Illinois EO litigation settlement	—	(407,712)
Georgia EO litigation settlement	(35,000)	35,000
Income taxes payable / receivable, net	(4,254)	(18,366)
Other liabilities	(308)	(809)
Other long-term assets	(5,086)	(4,171)
Net cash provided by (used in) operating activities	168,447	(260,855)
Investing activities:
Purchases of property, plant and equipment	(113,200)	(150,149)
Other investing activities	74	69
Net cash used in investing activities	(113,126)	(150,080)
Financing activities:
Proceeds from long-term borrowings	2,259,350	500,000
Payment of revolving credit facility	—	(200,000)
Payment of long-term borrowings	(2,260,600)	(1,250)
Payments of debt issuance costs and debt discount	(32,054)	(25,645)
Buyout of leased facility	(6,736)	—
Other financing activities	(3,976)	(3,353)
Net cash provided by (used in) financing activities	(44,016)	269,752
Effect of exchange rate changes on cash and cash equivalents	(4,477)	(2,577)
Net increase (decrease) in cash and cash equivalents, including restricted cash	6,828	(143,760)
Cash and cash equivalents, including restricted cash, at beginning of period	301,654	396,294
Cash and cash equivalents, including restricted cash, at end of period	$308,482	$252,534
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$142,779	$150,696
Cash paid during the period for income taxes, net of tax refunds received	42,447	42,587
Purchases of property, plant and equipment included in accounts payable	16,372	16,383
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2024
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at June 30, 2024	283,214	$2,860	$(24,764)	$1,229,428	$(639,363)	$(145,397)	$422,764
Share-based compensation plans	25	—	152	9,471	—	—	9,623
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(137)	(137)
Foreign currency translation	—	—	—	—	—	24,931	24,931
Interest rate derivatives, net of tax	—	—	—	—	—	(4,016)	(4,016)
Net income	—	—	—	—	16,998	—	16,998
Balance at September 30, 2024	283,239	$2,860	$(24,612)	$1,238,899	$(622,365)	$(124,619)	$470,163

	Nine Months Ended September 30, 2024
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2023	282,830	$2,860	$(27,182)	$1,215,178	$(654,440)	$(92,682)	$443,734
Share-based compensation plans	409	—	2,570	23,721	—	—	26,291
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	6	6
Foreign currency translation	—	—	—	—	—	(25,885)	(25,885)
Interest rate derivatives, net of tax	—	—	—	—	—	(6,058)	(6,058)
Net income	—	—	—	—	32,075	—	32,075
Balance at September 30, 2024	283,239	$2,860	$(24,612)	$1,238,899	$(622,365)	$(124,619)	$470,163
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
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three and nine months ended September 30, 2024 and 2023:

(thousands of U.S. dollars)	Three Months Ended September 30, 2024
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$175,574	$51,263	$—	$226,837
Over time	—	50	58,581	58,631
Total	$175,574	$51,313	$58,581	$285,468

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)	Three Months Ended September 30, 2023
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$168,347	$37,068	$—	$205,415
Over time	—	3,030	54,732	57,762
Total	$168,347	$40,098	$54,732	$263,177

(thousands of U.S. dollars)	Nine Months Ended September 30, 2024
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$518,425	$115,288	$—	$633,713
Over time	—	1,276	175,249	176,525
Total	$518,425	$116,564	$175,249	$810,238

(thousands of U.S. dollars)	Nine Months Ended September 30, 2023
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$494,934	$75,309	$—	$570,243
Over time	—	5,315	163,491	168,806
Total	$494,934	$80,624	$163,491	$739,049
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $10.7 million and $13.5 million at September 30, 2024 and December 31, 2023, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
4.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
	September 30, 2024	December 31, 2023
Raw materials and supplies	$41,523	$43,411
Work-in-process	1,459	471
Finished goods	10,896	4,670
	53,878	48,552
Reserve for excess and obsolete inventory	(231)	(236)
Inventories, net	$53,647	$48,316

Sotera Health Company
Notes to Consolidated Financial Statements
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
	September 30, 2024	December 31, 2023
Prepaid taxes	$4,394	$4,129
Prepaid business insurance	1,280	7,174
Prepaid rent	1,290	1,150
Customer contract assets	30,417	17,785
Current deposits	651	715
Prepaid maintenance contracts	431	422
Value added tax receivable	2,133	4,306
Prepaid software licensing	2,221	2,503
Stock supplies	4,074	3,669
Embedded derivatives	1,265	1,225
Other	9,265	10,768
Prepaid expenses and other current assets	$57,421	$53,846
6.Goodwill and Other Intangible Assets
Changes to goodwill during the nine months ended September 30, 2024 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2023	$659,888	$276,929	$174,373	$1,111,190
Changes due to foreign currency exchange rates	(1,641)	(5,376)	382	(6,635)
Goodwill at September 30, 2024	$658,247	$271,553	$174,755	$1,104,555
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of September 30, 2024
Finite-lived intangible assets
Customer relationships	$656,672	$529,784
Proprietary technology	76,318	53,103
Trade names	2,549	1,549
Land-use rights	8,837	2,035
Sealed source and supply agreements	204,837	114,625
Other	4,474	3,547
Total finite-lived intangible assets	953,687	704,643

Indefinite-lived intangible assets
Regulatory licenses and other(a)	77,146	—
Trade names / trademarks	25,787	—
Total indefinite-lived intangible assets	102,933	—
Total	$1,056,620	$704,643

Sotera Health Company
Notes to Consolidated Financial Statements

As of December 31, 2023	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$657,673	$485,188
Proprietary technology	84,918	56,846
Trade names	2,567	1,207
Land-use rights	8,756	1,855
Sealed source and supply agreements	208,919	107,561
Other	4,517	2,905
Total finite-lived intangible assets	967,350	655,562

Indefinite-lived intangible assets
Regulatory licenses and other(a)	78,684	—
Trade names / trademarks	25,846	—
Total indefinite-lived intangible assets	104,530	—
Total	$1,071,880	$655,562
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
Amortization expense for finite-lived intangible assets was $19.9 million and $20.2 million for the three months ended September 30, 2024 and 2023, respectively. $15.5 million and $15.8 million was included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2024 and 2023, respectively, whereas the remainder was included in “Cost of revenues.”
Amortization expense for finite-lived intangible assets was $59.7 million and $61.3 million for the nine months ended September 30, 2024 and 2023, respectively. $46.7 million and $48.1 million was included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2024 and September 30, 2023, respectively.
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2024	$19,842
2025	42,467
2026	22,260
2027	21,183
2028	20,636
Thereafter	122,656
Total	$249,044
The weighted-average remaining useful life of the finite-lived intangible assets was approximately 9.5 years as of September 30, 2024.

Sotera Health Company
Notes to Consolidated Financial Statements
7.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	September 30, 2024	December 31, 2023
Accrued employee compensation	$34,212	$35,037
Georgia EO litigation settlement reserve	—	35,000
Illinois EO litigation settlement reserve	—	288
Other legal reserves	—	1,480
Accrued interest expense	19,508	26,681
Embedded derivatives	1,037	414
Professional fees	16,090	12,691
Accrued utilities	2,026	2,056
Insurance accrual	2,962	2,922
Accrued taxes	2,484	2,407
Other	4,566	3,495
Accrued liabilities	$82,885	$122,471
8.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of September 30, 2024	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured notes due 2031	$750,000	$(3,851)	$—	$746,149
Term loan due 2031	1,509,350	(6,781)	(23,108)	1,479,461
	2,259,350	(10,632)	(23,108)	2,225,610
Less current portion	15,094	(68)	(231)	14,795
Long-term debt	$2,244,256	$(10,564)	$(22,877)	$2,210,815

(thousands of U.S. dollars)
As of December 31, 2023	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Term loan, due 2026	$1,763,100	$(1,606)	$(10,298)	$1,751,196
Term Loan B, due 2026	497,500	(7,616)	(12,609)	477,275
	2,260,600	(9,222)	(22,907)	2,228,471
Less current portion	5,000	(76)	(127)	4,797
Long-term debt	$2,255,600	$(9,146)	$(22,780)	$2,223,674

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
On May 30, 2024, the Company and SHH entered into Amendment No. 4 (“Amendment No. 4”) to the Senior Secured Credit Facilities. Among other changes, Amendment No. 4 provides for term loans (the “Refinancing Term Loans”) to SHH in an aggregate principal amount of $1,509.4 million. Pursuant to Amendment No. 4, the Refinancing Term Loans shall have an applicable interest rate margin per annum equal to (i) ABR plus 2.25% for ABR Loans (as defined in the Credit Agreement), (ii) daily simple Secured Overnight Financing Rate (“SOFR”) plus 3.25% for RFR Loans (as defined in the Credit Agreement) and (iii) Term SOFR plus 3.25% for Term Benchmark Loans (as defined in the Credit Agreement), in each case with a 0.00% applicable floor and the applicable interest rate margin shall be subject to a pricing step-down of 0.25% when the Senior Secured Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.30:1.00. The Refinancing Term Loans are also subject to a “soft call” premium of 1.00% for certain repricing transactions with respect to the Refinancing Term Loans that occur within the six-month period after the effective date of Amendment No. 4. The Refinancing Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031. The weighted average interest rate on borrowings under the Refinancing Term Loans for the three and nine months ended September 30, 2024 was 8.56%.

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
The Company used the combined net proceeds from the Refinancing Terms Loans and Secured Notes, along with cash on hand, to refinance its previously outstanding $1,763.1 million Term Loan due 2026 and $496.3 million Term Loan B due 2026.

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

Sotera Health Company
Notes to Consolidated Financial Statements
The Senior Secured Credit Facilities and the Indenture contain additional covenants that, among other things, restrict, subject to certain exceptions, limitations and qualifications, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur additional indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and the Indenture. The Senior Secured Credit Facilities and the Indenture also contain certain customary affirmative covenants and events of default, including upon a change of control. In addition, an event of default under the Senior Secured Credit Facilities and the Indenture would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of the greater of (i) $162.6 million or (ii) 30.0% of consolidated EBITDA or LTM EBITDA (as defined in the Credit Agreement and the Indenture, respectively) and the judgments were not stayed or remained undischarged for a period of 60 consecutive days. As of September 30, 2024, we were in compliance with all of the covenants under the Senior Secured Credit Facilities and the Indenture.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of September 30, 2024, the Company had $23.9 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $399.9 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 15, “Financial Instruments and Financial Risk”, “Derivative Instruments.”
Aggregate maturities of the Company’s long-term debt, excluding debt discounts, as of September 30, 2024, are as follows:

(thousands of U.S. dollars)
2024	$3,773
2025	15,094
2026	15,094
2027	15,094
2028	15,094
Thereafter	2,195,201
Total	$2,259,350
9.Income Taxes
Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and the taxing jurisdictions where the earnings will occur, the impact of state and local taxes, our ability to utilize tax credits and net operating loss carryforwards and available tax planning alternatives. Our effective tax rates were 60.2% and 53.5% for the three and nine months ended September 30, 2024, respectively.
Income tax expense for the three and nine months ended September 30, 2024 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential and global intangible low-tax income (“GILTI”), partially offset by a benefit for state income taxes. Income tax expense for the three months ended September 30, 2023 differed from the statutory rate primarily due to a net

Sotera Health Company
Notes to Consolidated Financial Statements
increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential, and GILTI, partially offset by a benefit for state income taxes. The increase in the valuation allowance was primarily due to the $35.0 million Georgia EO litigation settlement, as described in the 2023 10-K, which resulted in additional interest limitation. Income tax expense for the nine months ended September 30, 2023 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the foreign rate differential and GILTI, partially offset by a benefit for state income taxes.
10.Employee Benefits
The Company sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution pension plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined benefit pension plans
The following defined benefit pension plan disclosure relates to Nordion. Certain immaterial foreign defined benefit pension plans have been excluded from the table below. The interest cost, expected return on plan assets and amortization of net actuarial gain are recorded in “Other (income) expense, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic pension benefit for the defined benefit plans for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2024	2023	2024	2023
Service cost	$143	$132	$430	$395
Interest cost	2,619	2,745	7,882	8,211
Expected return on plan assets	(3,972)	(4,050)	(11,952)	(12,115)
Net periodic benefit	$(1,210)	$(1,173)	$(3,640)	$(3,509)
Other benefit plans
Other benefit plans disclosed below relate to Nordion and include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. Certain immaterial other foreign benefit plans have been excluded from the table below. All but one non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2024	2023	2024	2023
Service cost	$3	$2	$8	$6
Interest cost	84	91	255	271
Amortization of net actuarial gain	(33)	(44)	(99)	(132)
Net periodic cost	$54	$49	$164	$145
The Company currently has no funding requirements as the Nordion pension plan has a going concern surplus as defined by Canadian federal regulation, which requires solvency testing on defined benefit pension plans on an annual basis.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of September 30, 2024 and December 31, 2023, we had letters of credit outstanding relating to the defined benefit plans totaling $16.1 million and $16.0 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.

Sotera Health Company
Notes to Consolidated Financial Statements
11.    Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – July 1, 2024	$(7,154)		$(141,847)	$3,604		$(145,397)
Other comprehensive income (loss) before reclassifications	(104)		24,931	(2,044)		22,783
Amounts reclassified from accumulated other comprehensive income (loss)	(33)	(a)	—	(1,972)	(b)	(2,005)
Net current-period other comprehensive income (loss)	(137)		24,931	(4,016)		20,778
Ending balance – September 30, 2024	$(7,291)		$(116,916)	$(412)		$(124,619)

Beginning balance – January 1, 2024	$(7,297)		$(91,031)	$5,646		$(92,682)
Other comprehensive income (loss) before reclassifications	105		(25,885)	3,185		(22,595)
Amounts reclassified from accumulated other comprehensive income (loss)	(99)	(a)	—	(9,243)	(b)	(9,342)
Net current-period other comprehensive income (loss)	6		(25,885)	(6,058)		(31,937)
Ending balance – September 30, 2024	$(7,291)		$(116,916)	$(412)		$(124,619)

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives	Total
Beginning balance – July 1, 2023	$3,176		$(98,574)	$16,094	$(79,304)
Other comprehensive income (loss) before reclassifications	(82)		(32,996)	2,976	(30,102)
Amounts reclassified from accumulated other comprehensive income (loss)	(44)	(a)	—	(4,690)	(4,734)
Net current-period other comprehensive income (loss)	(126)		(32,996)	(1,714)	(34,836)
Ending balance – September 30, 2023	$3,050		$(131,570)	$14,380	$(114,140)

Beginning balance – January 1, 2023	$3,209		$(131,205)	$21,343	$(106,653)
Other comprehensive income (loss) before reclassifications	(27)		(365)	11,531	11,139
Amounts reclassified from accumulated other comprehensive income (loss)	(132)	(a)	—	(18,494)	(18,626)
Net current-period other comprehensive income (loss)	(159)		(365)	(6,963)	(7,487)
Ending balance – September 30, 2023	$3,050		$(131,570)	$14,380	$(114,140)
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
12. Share-Based Compensation
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
Restricted stock distributed in respect of pre-IPO Class B-2 Units were considered performance vesting units. The required performance threshold for the vesting of B-2 restricted stock is the first date on which (i) our Sponsors have received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Sotera Health Topco Parent, L.P. (of which the Company was a direct wholly owned subsidiary prior to the IPO) and (ii) the Sponsors’ internal rate of return exceeds 20%, subject to such grantee’s continued services through such date. Both performance thresholds were satisfied on March 4, 2024 and, as a result, all outstanding B-2 Units fully vested as of that date. Share-based compensation expense attributed to the pre-IPO Class B-2 awards was recorded in the fourth quarter of 2020 as the related performance conditions were considered probable of achievement and the implied service conditions were met.
We recognized $0.4 million and $0.5 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the three months ended September 30, 2024 and 2023, respectively, and $1.3 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.
A summary of the activity for the nine months ended September 30, 2024 related to the restricted stock awards distributed in respect of the pre-IPO awards (Class B-1 and B-2 Units) is presented below:

	Restricted Stock - Pre- IPO B-1	Restricted Stock - Pre- IPO B-2
Unvested at December 31, 2023	352,447	987,111
Forfeited	(2,651)	—
Vested	(214,723)	(987,111)
Unvested at September 30, 2024	135,073	—
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
We recognized $9.4 million ($4.5 million for stock options and $4.9 million for RSUs) and $7.9 million ($3.8 million for stock options and $4.1 million for RSUs) of share-based compensation expense for these awards for the three months ended September 30, 2024 and 2023, respectively. We recognized $27.5 million ($13.1 million for stock options and $14.4 million for RSUs) and $22.7 million ($10.7 million for stock options and $12.0 million for RSUs) for the nine months ended September 30, 2024 and 2023, respectively, in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses.”
Stock Options
Stock options generally vest ratably over a period of two to four years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the nine months ended September 30, 2024:

Sotera Health Company
Notes to Consolidated Financial Statements

	Number of Shares	Weighted Average Exercise Price
At December 31, 2023	6,972,661	$15.17
Granted	1,594,921	14.55
Forfeited	(165,235)	18.71
At September 30, 2024	8,402,347	$14.99
As of September 30, 2024, there were 4.2 million stock options vested and exercisable.
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on our market price on the date of grant. The following table summarizes our unvested RSUs activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted-average Grant Date Fair Value
Unvested at December 31, 2023	2,298,836	$13.81
Granted	1,195,243	13.99
Forfeited	(141,859)	12.36
Vested	(575,248)	17.52
Unvested at September 30, 2024	2,776,972	$13.19
13. Earnings (Loss) Per Share
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
In periods in which the Company has net income, earnings per share is calculated using the two-class method. This method is required as unvested restricted stock distributed in respect of pre-IPO Class B-1 and B-2 awards have the right to receive non-forfeitable dividends or dividend equivalents if the Company were to declare dividends on its common stock. Pursuant to the two-class method, earnings for each period are allocated on a pro-rata basis to common stockholders and unvested pre-IPO Class B-1 and B-2 restricted stock awards. As of March 4, 2024, the performance threshold applicable to all Class B-2 restricted stock awards were fully satisfied, thereby releasing the vesting and forfeiture restrictions on these common shares. Beginning on that date, B-2 restricted stock was not included in the earnings allocation. Diluted earnings per share is computed using the more dilutive of (a) the two-class method or (b) treasury stock method, as applicable, to the potentially dilutive instruments.

Our basic and diluted earnings per common share are calculated as follows:

Sotera Health Company
Notes to Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands of U.S. dollars and share amounts (except per share amounts)	2024	2023	2024	2023
Earnings:
Net income (loss)	$16,998	$(13,660)	$32,075	$12,695
Less: Allocation to participating securities	10	—	53	74
Net income (loss) attributable to Sotera Health Company common shareholders	$16,988	$(13,660)	$32,022	$12,621
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	283,059	281,105	282,624	280,898
Dilutive effect of potential common shares(a)	2,505	—	2,036	2,292
Weighted-average common shares outstanding - diluted	285,564	281,105	284,660	283,190
Earnings per Common Share:
Net income (loss) per common share attributable to Sotera Health Company common shareholders - basic	$0.06	$(0.05)	$0.11	$0.04
Net income (loss) per common share attributable to Sotera Health Company common shareholders - diluted	0.06	(0.05)	0.11	0.04
(a)As the Company reported a net loss for the three months ended September 30, 2023, the calculation of diluted weighted average common shares outstanding is not applicable because the effect of including the potential common shares would be anti-dilutive.
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands of share amounts	2024	2023	2024	2023
Stock options	5,718	7,001	5,406	4,049
RSUs	8	3,315	477	303
Total anti-dilutive securities	5,726	10,316	5,883	4,352
14. Commitments and Contingencies
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
Illinois
As of September 30, 2024, subsidiaries of the Company and other parties were defendants in 64 lawsuits in Illinois in which plaintiffs allege personal injuries or wrongful death resulting from purported emissions and releases of EO from Sterigenics’ former Willowbrook facility (the “Willowbrook Cases”). The Willowbrook Cases are pending in the Circuit Court of Cook County and have been assigned to a single judge for coordinated discovery and pretrial proceedings. Two of the cases are set for trial in April 2025.
We intend to vigorously defend the Willowbrook Cases.
Georgia
Subsidiaries of the Company and other parties are defendants in lawsuits in Georgia in which plaintiffs allege personal injuries, wrongful death and property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility (the “Atlanta Cases”).
As of September 30, 2024, subsidiaries of the Company and other parties were defendants in 290 personal injury and wrongful death claims in the State Court of Cobb County. 288 of the claims have been consolidated for pretrial purposes (the “Consolidated Personal Injury Cases”). The Consolidated Personal Injury Cases are proceeding under a case management order pursuant to which a “pool” of eight cases will proceed to judicial determination of general causation issues in Phase 1 and specific causation issues in Phase 2; the first trial of any “pool” case that survives Phases 1 and 2 is not expected to begin before September 2025. The remaining Consolidated Personal Injury Cases (including nine cases that include both personal injury and property claims) are stayed. Two additional personal injury lawsuits pending in Cobb County have not been consolidated. The parties have jointly asked the court to stay one of these cases along with the stayed cases in the Consolidated Personal Injury Cases. In the other case, employees of a sterilization customer of Sterigenics allege they were injured while working at the customer’s distribution facility by exposure to residual EO allegedly emanating from products of the customer that had been sterilized at Sterigenics’ Atlanta facility; discovery is underway and, pursuant to the customer’s contract with Sterigenics, the customer is indemnifying Sterigenics against this lawsuit.
As of September 30, 2024, subsidiaries of the Company were also defendants in 365 property devaluation lawsuits pending in the State Court of Cobb County that have been consolidated for pretrial purposes (the “Consolidated Property Cases”). Seven of the Consolidated Property Cases are proceeding under case management orders and the remaining cases are stayed.
We intend to vigorously defend the Atlanta Cases.
California
Subsidiaries of the Company and other parties are defendants in two lawsuits in Los Angeles County Superior Court in which the plaintiffs are asserting eighteen claims for personal injuries and wrongful death allegedly resulting from emissions and releases of EO from Sterigenics’ Vernon facilities (the “Vernon Cases”). The lawsuits remain in preliminary stages.
We intend to vigorously defend the Vernon Cases.
New Mexico
A lawsuit against the Company, Sterigenics and certain other subsidiaries that was pending in the United States District Court for the District of New Mexico alleging wrongful death resulting from purported exposure to EO from Sterigenics’ facility in Santa Teresa has been resolved.

Sotera Health Company
Notes to Consolidated Financial Statements
The Company and certain subsidiaries are defendants in a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico in which the New Mexico Attorney General (“NMAG”) alleges that emissions and releases of EO from Sterigenics’ facility in Santa Teresa have deteriorated the air quality in surrounding communities and materially contributed to increased health risks for residents of those communities. In April 2024, the Court of Appeals of the State of New Mexico denied the NMAG’s petition for leave to file an interlocutory appeal of the August 2023 order granting Sterigenics’ motion for summary judgment on strict liability, the Unfair Practices Act claim, and the claims for decreased property values, increased healthcare costs and medical monitoring costs. The case has been remanded to the District Court of Doña Ana County for further proceedings on the remaining claims. The case is set for trial in July 2026.
We intend to vigorously defend the NMAG’s remaining claims relating to the Santa Teresa facility.
* * *
Additional EO tort lawsuits may be filed in the future against the Company and/or its subsidiaries relating to Sterigenics’ Willowbrook, Atlanta, Santa Teresa, Vernon or other EO facilities. Based on our view of the strength of the science and related evidence that emissions of EO from Sterigenics’ operations have not caused and could not have caused the harms alleged in such lawsuits, we believe that losses in the remaining or future EO cases through trials and any appeals that may prove necessary are not probable. Although the Company intends to defend itself vigorously on the merits, future settlements of EO tort lawsuits are reasonably possible. The Willowbrook and Atlanta Settlements (as previously defined in Note 20, Commitments and Contingencies of our 2023 10-K) were driven by dynamics unique to the cases that were settled and thus should not give rise to presumptions that the Company will settle additional EO tort lawsuits and/or that any such settlements will be for comparable amounts.
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
We are pursuing additional insurance coverage for our legal expenses related to EO tort lawsuits like the Illinois, Georgia, California and New Mexico matters described above. In 2021, Sterigenics filed an insurance coverage lawsuit in the U.S. District Court for the Northern District of Illinois relating to two commercial general liability policies issued in the 1980s (the “Northern District of Illinois Coverage Lawsuit”). The court issued an order declaring that the defendant insurer owes Sterigenics and another insured party a duty to defend the Willowbrook Cases (the “Duty to Defend Order”) and entered judgment for Sterigenics in January 2024 in the amount of $110.2 million for certain defense costs incurred in the Willowbrook Cases as of August 2022 (the “Defense Costs Judgment”). The defendant insurer has appealed the Duty to Defend Order and Defense Costs Judgment; briefing is complete and an oral argument was held before the United States Court of Appeals for the Seventh Circuit on September 25, 2024.

Sotera Health Company
Notes to Consolidated Financial Statements
Sterigenics is also a party in insurance coverage lawsuits pending in the Circuit Court of Cook County, Illinois and the Delaware Superior Court relating to insurance coverage from various historical commercial general liability policies for certain EO litigation settlement amounts and defense costs that the insurer against which a judgment has been secured in the Northern District of Illinois Coverage Lawsuit may fail to fund. The Delaware Superior Court case is stayed pending resolution of the coverage lawsuit in the Circuit Court of Cook County, Illinois. It is not possible to predict how much, if any, of the insurance proceeds sought will ultimately be recovered.
Sotera Health Company Securities Litigation and Related Matters
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
In May 2024, a stockholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware for the benefit of the Company as the nominal defendant (the “May 2024 Derivative Litigation”). The May 2024 Derivative Litigation plaintiffs allege breaches of fiduciary duties, insider trading, unjust enrichment and other violations by certain past and present directors and senior executives of the Company and the Company’s private equity stockholders. On June 25, 2024, the court stayed the May 2024 Derivative Litigation pending a ruling on the merits on the motion to dismiss the Amended Complaint in the Michigan Funds Litigation.
The Company believes that the allegations and claims in the Michigan Funds Litigation, 220 Demands and May 2024 Derivative Litigation are without merit, and plans to vigorously defend the Michigan Funds Litigation and May 2024 Derivative Litigation.
15. Financial Instruments and Financial Risk
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
The following table provides a summary of the notional and fair values of our derivative instruments:

	September 30, 2024				December 31, 2023
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value				Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate caps	$—		$—	$—	$1,000.0		$8,763	$—
Interest rate swaps	400.0		—	457	400.0		1,487	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	$217.5		$—	$808	171.0		149	9
Embedded derivatives	237.7	(a)	1,265	1,037	150.1	(a)	1,225	405
Total	$855.2		$1,265	$2,302	$1,721.1		$11,624	$414
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following tables summarizes the activities of our derivative instruments for the periods presented, and the line item in which they are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2024	2023	2024	2023
Realized gain on interest rate derivatives recorded in interest expense, net(a)	(2,659)	(7,277)	(12,461)	(27,288)
Unrealized (gain) loss on embedded derivatives recorded in other (income) expense, net	(1,174)	1,833	576	1,087
Realized (gain) loss on foreign currency forward contracts recorded in foreign exchange (gain) loss	(1,985)	1,946	3,521	3
Unrealized loss on foreign currency forward contracts recorded in foreign exchange (gain) loss	876	1,230	948	949
(a)    Amounts primarily represent quarterly settlement of interest rate caps and swaps.
We expect to reclassify approximately $0.5 million of pre-tax net losses on derivative instruments from accumulated other comprehensive income (loss) to income during the next 12 months associated with our cash flow hedges. Refer to Note 11,“Other Comprehensive Income (Loss)” for unrealized gains and losses on interest rate derivatives, net of applicable tax, recorded in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income to interest expense, net of applicable tax, during the three and nine months ended September 30, 2024.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of September 30, 2024 and December 31, 2023, accounts receivable was net of an allowance for uncollectible accounts of $3.0 million and $4.7 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following table discloses the fair value of our financial assets and liabilities:

As of September 30, 2024		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap liabilities	457	—	457	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract assets	—	—	—	—
Foreign currency forward contract liabilities	808	—	808	—
Embedded derivative assets	1,265	—	1,265	—
Embedded derivative liabilities	1,037	—	1,037	—
Current portion of long-term debt(c)
Term loan, due 2031	14,795	—	15,038	—
Long-Term Debt(c)
Senior secured notes, due 2031	746,149	—	774,375	—
Term loan, due 2031	1,464,666	—	1,488,727	—
Finance Lease Obligations (with current portion)(d)	100,756	—	100,756	—

As of December 31, 2023		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$8,763	$—	$8,763	$—
Interest rate swaps	1,487	—	1,487	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contracts	149	—	149	—
Foreign currency forward liabilities	9		9
Embedded derivative assets	1,225	—	1,225	—
Embedded derivative liabilities	405	—	405	—
Current portion of long-term debt(c)
Revolving credit facility	4,797	—	5,000	—
Long-Term Debt(c)
Term loan, due 2026	1,751,197	—	1,758,163	—
Term loan B, due 2026	472,477	—	492,500	—
Finance Lease Obligations (with current portion)(d)	72,564	—	72,564	—
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
16. Segment Information
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
Segment Revenue Concentrations
For the three months ended September 30, 2024, three customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 19.5%, 11.7%, and 10.7% of the total segment’s external net revenues for the three months ended September 30, 2024. For the three months ended September 30, 2023, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 15.4%, 13.5%, 13.5%, and 11.3% of the total segment’s external net revenues for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, three customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 18.8%, 13.8%, and 12.9% of the total segment’s external net revenues for the nine months ended September 30, 2024. For the nine months ended September 30, 2023, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 19.9%, 14.4%, 12.7%, and 12.1% of the total segment's external net revenues for the nine months ended September 30, 2023.

Sotera Health Company
Notes to Consolidated Financial Statements
Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2024	2023	2024	2023
Segment revenues(a)
Sterigenics	$175,574	$168,347	$518,425	$494,934
Nordion	51,313	40,098	116,564	80,624
Nelson Labs	58,581	54,732	175,249	163,491
Total net revenues	$285,468	$263,177	$810,238	$739,049
Segment income(b)
Sterigenics	$95,989	$93,169	$278,585	$267,459
Nordion	31,733	24,052	65,938	43,362
Nelson Labs	18,639	17,107	51,117	50,460
Total segment income	$146,361	$134,328	$395,640	$361,281
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $15.1 million and $11.2 million in revenues from sales to our Sterigenics segment for the three months ended September 30, 2024 and 2023, respectively, and $43.0 million and $28.8 million in revenues from sales to our Sterigenics segment for the nine months ended September 30, 2024 and 2023, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for these periods.
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
Capital expenditures by segment for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(thousands of U.S. dollars)	2024	2023
Sterigenics	$83,975	$115,438
Nordion	23,409	23,875
Nelson Labs	5,816	10,836
Total capital expenditures	$113,200	$150,149
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the chief operating decision maker.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of segment income to consolidated income before taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment income	$146,361	$134,328	$395,640	$361,281
Less adjustments:
Interest expense, net(a)	41,572	40,627	123,731	100,225
Depreciation and amortization(b)	42,551	38,175	122,811	117,203
Share-based compensation(c)	9,860	8,378	28,723	24,135
Loss on refinancing of debt(d)	70	—	24,160	—
(Gain) loss on foreign currency and derivatives not designated as hedging instruments, net(e)	(2,231)	1,333	(1,699)	1,459
Business optimization expenses(f)	2,387	1,435	3,034	7,270
Professional services relating to EO sterilization facilities(g)	8,200	8,355	22,357	33,950
Georgia EO litigation settlement(h)	—	35,000	—	35,000
Secondary offering costs(i)	562	—	1,699	—
Accretion of asset retirement obligation(j)	636	555	1,914	1,682
Consolidated income before taxes	$42,754	$470	$68,910	$40,357
(a)Interest expense, net presented in this reconciliation for the three and nine months ended September 30, 2023 has been adjusted to conform to the current year presentation to include interest expense, net on Term Loan B due 2026 attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement.
(b)Includes depreciation of Co-60 held at gamma irradiation sites. The three and nine months ended September 30, 2024 excludes accelerated depreciation associated with business optimization activities.
(c)Represents share-based compensation expense to employees and Non-Employee Directors.
(d)Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the Refinancing Term Loans and the Secured Notes. The nine months ended September 30, 2024 also includes $0.7 million of debt refinancing costs related to Amendment No. 3 to the Senior Secured Credit Facilities.
(e)Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(f)Represents (i) certain costs related to acquisitions and the integration of recent acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, (iv) professional fees and other costs associated with business optimization, cost saving and other process enhancement projects, and (v) professional fees, payroll costs, and other costs, including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility. The nine months ended September 30, 2023 includes a $1.0 million cancellation fee received from a tenant in connection with the termination of an office space lease at the Nordion facility.
(g)Represents litigation and other professional fees associated with our EO sterilization facilities. Amounts presented for the three and nine months ended September 30, 2023 have been adjusted to exclude interest expense, net associated with Term Loan B due 2026 attributable to the loan proceeds that were used to fund a $408.0 million Illinois EO litigation settlement.
(h)Represents the cost to settle 79 pending EO claims in Georgia under a settlement term sheet entered into on December 21, 2023.
(i)Represents expenses incurred in connection with secondary offerings of our common stock that closed on March 4, 2024 and September 6, 2024, respectively.
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
For the three and nine months ended September 30, 2024, respectively, we recorded net revenues of $285.5 million and $810.2 million, net income of $17.0 million and $32.1 million, Adjusted Net Income of $48.9 million and $139.8 million, and Adjusted EBITDA of $146.4 million and $395.6 million. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income (loss), please see “Non-GAAP Financial Measures.”
STRATEGIC DEVELOPMENTS AND KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
The following summarizes strategic developments and key factors that have impacted our operating results for the three and nine months ended September 30, 2024 and may continue to affect our performance and financial condition in future periods.
•Business and market conditions. Consolidated net revenues for the three and nine months ended September 30, 2024 increased 8.5% and 9.6%, respectively, compared to the same period of the prior year, mainly driven by higher volumes across all segments and favorability in pricing.
As discussed in more detail in our 2023 10-K, a portion of our supply of Co-60 is generated by Russian nuclear reactors. We continue to monitor the potential for future disruption in the supply of Co-60 from Russian nuclear reactors. There was no impact to our supply or revenue during the three and nine months ended September 30, 2024.
•Investment initiatives. We continue to advance our growth-related investments, including our two active capacity expansion projects within the Sterigenics segment, Co-60 development projects in the Nordion segment and lab expansion efforts to support pharma testing services in the Nelson Labs segment.
•Disciplined and strategic M&A activity. We remain committed to our highly disciplined acquisition strategy and continue to seek suitable acquisition targets.
•Litigation costs. We are currently the subject of tort lawsuits alleging injury by purported exposure to EO used, emitted or released by current facilities in Atlanta, Georgia and Los Angeles, California and our former facility in Willowbrook, Illinois. In addition, we are defendants in a lawsuit brought by the State of New Mexico Attorney General alleging that emissions of EO from our Santa Teresa facility negatively impacted Santa Teresa and surrounding communities. We maintain that these facilities did not pose and do not pose any safety risk to their surrounding communities. We deny the allegations in these lawsuits and are vigorously defending against these claims. See Part II, Item 1, “Legal Proceedings” and Note 14, “Commitments and Contingencies” to our consolidated financial statements.

For the three and nine months ended September 30, 2024, we recorded costs of $8.2 million and $22.4 million, respectively, representing professional fees and other expenses related to litigation associated with our EO sterilization facilities.

•Borrowings and financial leverage. On May 30, 2024, the Company and SHH entered into Amendment No. 4 to the Senior Secured Credit Facilities, which provided for the issuance of term loans to the Company in an aggregate principal amount of $1.5 billion maturing on May 30, 2031. On the same date, the Company issued Secured Notes in an aggregate principal amount of $750.0 million, which bear interest at an annual rate of 7.375% and mature on June 1, 2031. The proceeds from the Refinancing Term Loans and the issuance of the Secured Notes, along with cash on the balance sheet, were used to refinance all of the Company’s previously outstanding term loans due December 2026.
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended September 30, 2024 as compared to Three Months Ended September 30, 2023
The following table sets forth the components of our results of operations for the three months ended September 30, 2024 and 2023.

(thousands of U.S. dollars)	2024	2023	$ Change	% Change

Total net revenues	$285,468	$263,177	$22,291	8.5%
Total cost of revenues	127,444	117,193	10,251	8.7%
Total operating expenses	77,517	69,886	7,631	10.9%
Operating income	80,507	76,098	4,409	5.8%
Net income (loss)	16,998	(13,660)	30,658	(224.4)%
Adjusted Net Income(a)	48,943	46,567	2,376	5.1%
Adjusted EBITDA(a)	146,361	134,328	12,033	9.0%
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
Total Net Revenues
The following table compares our revenues by type for the three months ended September 30, 2024 to the three months ended September 30, 2023.

(thousands of U.S. dollars)
Net revenues for the three months ended September 30,	2024	2023	$ Change	% Change

Service	$238,790	$227,120	$11,670	5.1%
Product	46,678	36,057	10,621	29.5%
Total net revenues	$285,468	$263,177	$22,291	8.5%
Net revenues were $285.5 million in the three months ended September 30, 2024, an increase of $22.3 million, or 8.5%, as compared with the three months ended September 30, 2023. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended September 30, 2024 increased approximately 8.9% compared with the three months ended September 30, 2023.
Service revenues
Service revenues increased $11.7 million, or 5.1%, to $238.8 million in the three months ended September 30, 2024 as compared to $227.1 million in the three months ended September 30, 2023. The increase in net service revenues was driven by favorable pricing of $7.4 million and $1.7 million in the Sterigenics and Nelson Labs segments, respectively, and a favorable impact from volume and mix of $3.4 million across all segments. These growth factors were partially offset by a $0.9 million unfavorable impact from changes in foreign currency exchange rates across all segments.
Product revenues
Product revenues increased $10.6 million, or 29.5%, to $46.7 million in the three months ended September 30, 2024 as compared to $36.1 million in the three months ended September 30, 2023. The timing of reactor harvest schedules was the primary driver for the increase in volume and mix of $8.6 million. In addition, Nordion benefited from favorable pricing of $2.3 million, partially offset by a $0.3 million unfavorable impact from changes in foreign currency exchange rates.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended September 30, 2024 to the three months ended September 30, 2023.

(thousands of U.S. dollars)
Cost of revenues for the three months ended September 30,	2024	2023	$ Change	% Change

Service	$111,080	$103,580	$7,500	7.2%
Product	16,364	13,613	2,751	20.2%
Total cost of revenues	$127,444	$117,193	$10,251	8.7%
Total cost of revenues accounted for approximately 44.6% and 44.5% of our consolidated net revenues for the three months ended September 30, 2024 and 2023, respectively.
Cost of service revenues
Cost of service revenues increased $7.5 million, or 7.2%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The key drivers of the increase in cost of service revenues were $4.3 million of incremental depreciation related to capital assets recently placed in service and $2.4 million of higher employee compensation costs.
Cost of product revenues
Cost of product revenues increased $2.8 million, or 20.2%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily a result of higher volumes of Co-60 shipments, which resulted in increases in direct material and transportation costs of $2.5 million.
The following table compares our operating expenses for the three months ended September 30, 2024 to the three months ended September 30, 2023:

(thousands of U.S. dollars)
Operating expenses for the three months ended September 30,	2024	2023	$ Change	% Change

Selling, general and administrative (“SG&A”) expenses	$62,009	$54,112	$7,897	14.6%
Amortization of intangible assets	15,508	15,774	(266)	(1.7)%
Total operating expenses	$77,517	$69,886	$7,631	10.9%
Operating expenses accounted for approximately 27.2% and 26.6% of our consolidated net revenues for the three months ended September 30, 2024 and 2023, respectively.
SG&A
SG&A expenses increased $7.9 million, or 14.6%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily driven by incremental SG&A related compensation costs of $3.5 million, a $1.5 million increase in share-based compensation expense, a $0.9 million increase in legal and other professional service expenses and a $0.9 million increase in depreciation for capital assets recently placed in service.

  Amortization of intangible assets
Amortization of intangible assets decreased $0.3 million, or 1.7%, to $15.5 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due mainly to changes in foreign currency exchange rates.
Interest Expense, Net
Interest expense, net increased $0.9 million, or 2.3%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was driven by a $3.6 million net unfavorable change from interest rate derivative activity, partially offset by a decrease in in the interest rate on variable rate borrowings, resulting in $2.4 million of decline in interest expense.
Foreign Exchange Gain
Foreign exchange gain was $1.1 million for the three months ended September 30, 2024 as compared to a gain of $0.4 million in the three months ended September 30, 2023. The change in foreign exchange gain in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relates to short-term gains and losses on transactions denominated in currencies other than the functional currency of our operating entities. As described in Note 15, “Financial Instruments and Financial Risk” to our consolidated financial statements, we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.
Other (Income) Expense, Net
Other income, net was $2.8 million for the three months ended September 30, 2024 compared to other expense, net of $0.4 million for the three months ended September 30, 2023. The fluctuation was mainly driven by changes in the fair value of the embedded derivatives in Nordion’s contracts, resulting in a $3.0 million increase in other income.
Provision for Income Taxes
Provision for income tax increased $11.6 million to a net provision of $25.8 million for the three months ended September 30, 2024 as compared to $14.1 million in the three months ended September 30, 2023. The change was driven by higher pre-tax income in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 (driven mainly by a $35.0 million Georgia EO litigation settlement accrual as described in the 2023 10-K) and an incremental increase in the valuation allowance attributable to the limitation on the deductibility of interest expense.
Provision for income taxes for the three months ended September 30, 2024 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential and global intangible low-tax income (“GILTI”), partially offset by a benefit for state income taxes. Provision for income taxes for the three months ended September 30, 2023 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the foreign rate differential, and GILTI, partially offset by a benefit for state income taxes. The increase in the valuation allowance in the three months ended September 30, 2023 was primarily due to a $35.0 million Georgia EO litigation settlement which resulted in additional interest limitation.
Net Income (Loss), Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended September 30, 2024 was $17.0 million, as compared to a net loss of $13.7 million for the three months ended September 30, 2023 due to the factors described above. Adjusted Net Income was $48.9 million for the three months ended September 30, 2024, as compared to $46.6 million for the three months ended September 30, 2023. Adjusted EBITDA was $146.4 million for the three months ended September 30, 2024, as compared to $134.3 million for the three months ended September 30, 2023. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.

Nine Months Ended September 30, 2024 as compared to Nine Months Ended September 30, 2023
The following table sets forth the components of our results of operations for the nine months ended September 30, 2024 and 2023.

(thousands of U.S. dollars)	2024	2023	$ Change	% Change

Total net revenues	$810,238	$739,049	$71,189	9.6%
Total cost of revenues	372,308	341,974	30,334	8.9%
Total operating expenses	227,450	224,407	3,043	1.4%
Operating income	210,480	172,668	37,812	21.9%
Net income	32,075	12,695	19,380	152.7%
Adjusted Net Income(a)	139,759	137,941	1,818	1.3%
Adjusted EBITDA(a)	395,640	361,281	34,359	9.5%
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
Total Net Revenues
The following table compares our revenues by type for the nine months ended September 30, 2024 to the nine months ended September 30, 2023.

(thousands of U.S. dollars)
Net revenues for the nine months ended September 30,	2024	2023	$ Change	% Change

Service	$703,027	$667,680	$35,347	5.3%
Product	107,211	71,369	35,842	50.2%
Total net revenues	$810,238	$739,049	$71,189	9.6%
Net revenues were $810.2 million in the nine months ended September 30, 2024, an increase of $71.2 million, or 9.6%, as compared with the nine months ended September 30, 2023. Changes in foreign currency exchange rates had no material impact on consolidated net revenues in the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023, although there were impacts when viewed at the segment reporting level.
Service revenues
Service revenues increased $35.3 million, or 5.3%, to $703.0 million in the nine months ended September 30, 2024 as compared to $667.7 million in the nine months ended September 30, 2023. The growth in net service revenues was driven by favorable pricing of $23.2 million and $5.0 million in the Sterigenics and Nelson Labs segments, respectively, coupled with a favorable impact from volume and mix of $7.3 million across all segments.
Product revenues
Product revenues increased $35.8 million, or 50.2%, to $107.2 million in the nine months ended September 30, 2024 as compared to $71.4 million in the nine months ended September 30, 2023. The timing of reactor harvest schedules was the primary driver of the improvements in volume and mix of $33.0 million along with a favorable pricing impact of $3.6 million. Partially offsetting this increase was an unfavorable impact from changes in foreign currency exchange rates of $0.8 million.
Total Cost of Revenues
The following table compares our cost of revenues by type for the nine months ended September 30, 2024 to the nine months ended September 30, 2023.

(thousands of U.S. dollars)
Cost of revenues for the nine months ended September 30,	2024	2023	$ Change	% Change

Service	$331,068	$311,690	$19,378	6.2%
Product	41,240	30,284	10,956	36.2%
Total cost of revenues	$372,308	$341,974	$30,334	8.9%
Total cost of revenues accounted for approximately 46.0% and 46.3% of our consolidated net revenues for the nine months ended September 30, 2024 and 2023, respectively.
Cost of service revenues
Cost of service revenues increased $19.4 million, or 6.2%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The key drivers of the increase in cost of service revenues were $10.6 million of higher employee compensation costs and $6.5 million of incremental depreciation related to capital assets recently placed in service.
Cost of product revenues
Cost of product revenues increased $11.0 million, or 36.2%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was primarily a result of higher volumes of Co-60 shipments, which resulted in increases in direct material and transportation costs of $10.2 million.
Operating Expenses
The following table compares our operating expenses for the nine months ended September 30, 2024 to the nine months ended September 30, 2023:

(thousands of U.S. dollars)
Operating expenses for the nine months ended September 30,	2024	2023	$ Change	% Change

Selling, general and administrative expenses	$180,793	$176,309	$4,484	2.5%
Amortization of intangible assets	46,657	48,098	(1,441)	(3.0)%
Total operating expenses	$227,450	$224,407	$3,043	1.4%
Operating expenses accounted for approximately 28.1% and 30.4% of our consolidated net revenues for the nine months ended September 30, 2024 and 2023, respectively.
SG&A expenses
SG&A expenses increased $4.5 million, or 2.5%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was driven primarily by $8.2 million of incremental SG&A compensation-related costs, a $4.6 million increase in share-based compensation expense. Partially offsetting this increase was an $8.7 million decrease in legal and other professional services expenses.
  Amortization of intangible assets
Amortization of intangible assets decreased $1.4 million or 3.0% to $46.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to changes in foreign currency exchange rates.
Interest Expense, Net
Interest expense, net increased $23.5 million, or 23.5%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase was driven by lower favorability from interest rate derivative activity of $12.5 million and $10.9 million of incremental interest expense, driven by the $500 million Term Loan that closed in February 2023 as well as higher variable interest rates on variable rate debt in the first half of 2024.

Loss on Refinancing of Debt
Loss on refinancing of debt for the nine months ended September 30, 2024 was $24.2 million and occurred in connection with the refinancing of our capital structure in May 2024 and Amendment No. 3 to Revolving Credit Facility. The refinancing activity resulted in the write off of certain unamortized debt issuance costs and discounts on the Term Loans due 2026. In addition, certain new debt issuance costs and discounts were expensed upon the issuance of the Refinancing Term Loans and Secured Notes.
Foreign Exchange (Gain) Loss
Foreign exchange gain was $2.2 million for the nine months ended September 30, 2024 as compared to a loss of $0.4 million in the nine months ended September 30, 2023. The change in foreign exchange (gain) loss in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relates to short-term losses and gains on transactions denominated in currencies other than the functional currency of our operating entities. As described in Note 15, “Financial Instruments and Financial Risk” to our consolidated financial statements, we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk of our international subsidiaries.
Other Income, Net
Other income, net increased $0.8 million, or 23.8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The fluctuation was mainly driven by activity in the Nordion segment, including a $0.5 million increase in the unrealized gain on embedded derivatives.
Provision for Income Taxes
Provision for income tax increased $9.2 million to a net provision of $36.8 million for the nine months ended September 30, 2024 as compared to $27.7 million for the nine months ended September 30, 2023. The change was attributable to higher pre-tax income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 and an incremental increase in the valuation allowance attributable to the limitation on the deductibility of interest expense.
Provision for income taxes for the nine months ended September 30, 2024 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the foreign rate differential and GILTI, partially offset by a benefit for state income taxes. Provision for income taxes for the nine months ended September 30, 2023 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense and the foreign rate differential, partially offset by a benefit for state income taxes.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the nine months ended September 30, 2024 was $32.1 million, as compared to net income of $12.7 million for the nine months ended September 30, 2023 due to the factors described above. Adjusted Net Income was $139.8 million for the nine months ended September 30, 2024, as compared to $137.9 million for the nine months ended September 30, 2023. Adjusted EBITDA was $395.6 million for the nine months ended September 30, 2024, as compared to $361.3 million for the nine months ended September 30, 2023. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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

Segment Results for the Three Months Ended September 30, 2024 and 2023
The following tables compare segment net revenue and segment income for the three months ended September 30, 2024 to the three months ended September 30, 2023:

	Three Months Ended September 30,
(thousands of U.S. dollars)	2024	2023	$ Change	% Change

Net Revenues
Sterigenics	$175,574	$168,347	$7,227	4.3%
Nordion	51,313	40,098	11,215	28.0%
Nelson Labs	58,581	54,732	3,849	7.0%
Segment Income
Sterigenics	$95,989	$93,169	$2,820	3.0%
Nordion	31,733	24,052	7,681	31.9%
Nelson Labs	18,639	17,107	1,532	9.0%
Segment Income margin
Sterigenics	54.7%	55.3%
Nordion	61.8%	60.0%
Nelson Labs	31.8%	31.3%
Net Revenues by Segment
Sterigenics net revenues were $175.6 million for the three months ended September 30, 2024, an increase of $7.2 million, or 4.3%, as compared to the three months ended September 30, 2023. The increase was mainly attributable to a 4.4% favorable impact from pricing and a 0.5% increase in volume and mix, partially offset by a 0.6% decrease due to changes in foreign currency exchange rates.
Nordion net revenues were $51.3 million for the three months ended September 30, 2024, an increase of $11.2 million, or 28.0%, as compared to the three months ended September 30, 2023. The increase was primarily attributable to changes in volume and mix of 23.2% and favorable pricing of 5.7%, partially offset by a 0.9% unfavorable impact from changes in foreign currency exchange rates.

Nelson Labs net revenues were $58.6 million for the three months ended September 30, 2024, an increase of $3.8 million, or 7.0%, as compared to the three months ended September 30, 2023. The increase was attributable to favorable changes in volume and mix of 3.7% and a favorable impact from pricing of 3.1%.
Segment Income
Sterigenics segment income was $96.0 million for the three months ended September 30, 2024, an increase of $2.8 million, or 3.0%, as compared to the three months ended September 30, 2023. The increase in segment income was primarily a result of favorable customer pricing as well as volume and mix. Increases in employee compensation costs negatively impacted segment income and segment income margin.
Nordion segment income was $31.7 million for the three months ended September 30, 2024, an increase of $7.7 million, or 31.9%, as compared to the three months ended September 30, 2023. The timing of reactor harvest schedules was a primary driver for the increase in segment income and segment income margin, as well as favorable pricing, partially offset by unfavorable changes in foreign currency exchange rates.
Nelson Labs segment income was $18.6 million for the three months ended September 30, 2024, an increase of $1.5 million, or 9.0%, as compared to the three months ended September 30, 2023. The increase in segment income and segment income margin was primarily a result of favorable pricing, volume and mix, and improvements in labor productivity, partially offset by increases in employee compensation costs.
Segment Results for the Nine Months Ended September 30, 2024 and 2023
The following tables compare segment net revenue and segment income for the nine months ended September 30, 2024 to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
(thousands of U.S. dollars)	2024	2023	$ Change	% Change

Net Revenues
Sterigenics	$518,425	$494,934	$23,491	4.7%
Nordion	116,564	80,624	35,940	44.6%
Nelson Labs	175,249	163,491	11,758	7.2%
Segment Income
Sterigenics	$278,585	$267,459	$11,126	4.2%
Nordion	65,938	43,362	22,576	52.1%
Nelson Labs	51,117	50,460	657	1.3%
Segment Income margin
Sterigenics	53.7%	54.0%
Nordion	56.6%	53.8%
Nelson Labs	29.2%	30.9%
Net Revenues by Segment
Sterigenics net revenues were $518.4 million for the nine months ended September 30, 2024, an increase of $23.5 million, or 4.7%, as compared to the nine months ended September 30, 2023. The increase was mainly attributable to a 4.7% favorable impact from pricing.
Nordion net revenues were $116.6 million for the nine months ended September 30, 2024, an increase of $35.9 million, or 44.6%, as compared to the nine months ended September 30, 2023. The increase was driven by favorable changes in volume and mix of 41.1% and pricing of 4.4%. Partially offsetting this decrease was an unfavorable impact from changes in foreign currency exchange rates of 0.9%.
Nelson Labs net revenues were $175.2 million for the nine months ended September 30, 2024, an increase of $11.8 million, or 7.2%, as compared to the nine months ended September 30, 2023. The increase was attributable to favorable changes in volume and mix of 4.1% and a favorable impact from pricing of 3.0%.

Segment Income
Sterigenics segment income was $278.6 million for the nine months ended September 30, 2024, an increase of $11.1 million, or 4.2%, as compared to the nine months ended September 30, 2023. The increase in segment income was fueled mainly by favorable pricing, partially offset by ongoing pressure from inflation and higher employee compensation costs.
Nordion segment income was $65.9 million for the nine months ended September 30, 2024, an increase of $22.6 million, or 52.1%, as compared to the nine months ended September 30, 2023. The timing of reactor harvest schedules was a primary driver for the increase in segment income and segment income margin.
Nelson Labs segment income was $51.1 million for the nine months ended September 30, 2024, an increase of $0.7 million, or 1.3%, as compared to the nine months ended September 30, 2023. The increase in segment income was mainly attributable to favorable pricing and labor productivity improvements. The decline in segment income margin was primarily due to the impact of volume and mix, as well as increases in employee compensation costs, partially offset by favorable pricing.
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
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2024	2023	2024	2023
Net income (loss)	$16,998	$(13,660)	$32,075	$12,695
Amortization of intangibles	19,858	20,181	59,737	61,290
Share-based compensation(a)	9,860	8,378	28,723	24,135
Loss on refinancing of debt(b)	70	—	24,160	—
Loss (gain) on foreign currency and derivatives not designated as hedging instruments, net(c)	(2,231)	1,333	(1,699)	1,459
Business optimization project expenses(d)	2,387	1,435	3,034	7,270
Professional services relating to EO sterilization facilities(e)	8,200	8,355	22,357	33,950
Georgia EO litigation settlement(f)	—	35,000	—	35,000
Secondary offering costs(g)	562	—	1,699	—
Accretion of asset retirement obligations(h)	636	555	1,914	1,682
Income tax benefit associated with pre-tax adjustments(i)	(7,397)	(15,010)	(32,241)	(39,540)
Adjusted Net Income	48,943	46,567	139,759	137,941
Interest expense, net(j)	41,572	40,627	123,731	100,225
Depreciation(k)	22,693	17,994	63,074	55,913
Income tax provision applicable to Adjusted Net Income(l)	33,153	29,140	69,076	67,202
Adjusted EBITDA(m)	$146,361	$134,328	$395,640	$361,281
(a)    Represents share-based compensation expense to employees and Non-Employee Directors.
(b)    Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the Refinancing Term Loans and the Secured Notes. The nine months ended September 30, 2024 also includes $0.7 million of debt refinancing costs related to Amendment No. 3 to the Senior Secured Credit Facilities.
(c)    Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(d)    Represents (i) certain costs related to acquisitions and the integration of recent acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, (iv) professional fees and other costs associated with business optimization, cost saving and other process enhancement projects, and (v) professional fees, payroll costs, and other costs, including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility. The nine months ended September 30, 2023 includes a $1.0 million cancellation fee received from a tenant in connection with the termination of an office space lease at the Nordion facility.
(e)    Represents litigation and other professional fees associated with our EO sterilization facilities. Amounts presented for the three and nine months ended September 30, 2023 have been adjusted to exclude interest expense, net associated with Term Loan B due 2026 attributable to the loan proceeds that were used to fund a $408.0 million Illinois EO litigation settlement.
(f)    Represents the cost to settle 79 pending EO claims in Georgia under a settlement term sheet entered into on December 21, 2023.

(g)    Represents expenses incurred in connection with secondary offerings of our common stock that closed on March 4, 2024 and September 6, 2024, respectively.
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
(j)    Interest expense, net presented in this reconciliation for the three and nine months ended September 30, 2023 has been adjusted to conform to the current year presentation to include interest expense, net on Term Loan B due 2026 attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement.
(k)    Includes depreciation of Co-60 held at gamma irradiation sites. The three and nine months ended September 30, 2024 excludes accelerated depreciation associated with business optimization activities.
(l)    Represents the difference between the income tax provision as determined under U.S. GAAP and the income tax benefit associated with pre-tax adjustments described in footnote (i).
(m)    $25.8 million and $22.4 million of the adjustments for the three months ended September 30, 2024 and 2023, respectively, and $73.0 million and $69.7 million of the adjustments for the nine months ended September 30, 2024 and 2023, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of September 30, 2024, we had $306.7 million of unrestricted cash and cash equivalents. This is a decrease of $10.3 million from the balance at December 31, 2023. The decrease in unrestricted cash and cash equivalents was a result of $113.2 million in cash paid for capital expenditures, $44.0 million in cash used in financing activities, partially offset by $168.4 million of cash flows provided by operating activities, which includes a $35.0 million payment of the Georgia EO litigation settlement in January 2024. Our foreign subsidiaries held cash of approximately $297.8 million at September 30, 2024 and $224.1 million at December 31, 2023. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
As described in more detail below, on March 1, 2024, the Company and SHH entered into Amendment No. 3 to the Revolving Credit Facility. Amendment No. 3 did not materially change to the terms and conditions of the Credit Agreement, including with respect to the amount of commitments under the Revolving Credit Facility, which remains $423.8 million.
As discussed below, on May 30, 2024 the Company and SHH closed on the Refinancing Term Loans in an aggregate principal amount of $1,509.4 million as well as an issuance of Secured Notes in an aggregate principal amount of $750.0 million, both of which mature in 2031. The Company used the net proceeds from the Refinancing Term Loans and Secured Notes, along with cash on hand, to refinance its previously outstanding $1,763.1 million and $496.3 million Term Loans due 2026.

Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements (inclusive of debt service on our long-term debt), make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs that we expect to continue to incur for at least the next twelve months and the foreseeable future thereafter. Our primary long-term liquidity requirements beyond the next twelve months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of September 30, 2024, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of September 30, 2024, our interest rate derivatives limit our cash flow exposure of our variable rate borrowings under the Term Loans. Refer to Note 15, “Financial Instruments and Financial Risk”, “Derivative Instruments” to our consolidated financial statements for additional information about changes in interest rate risk.

Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the nine months ended September 30, 2024, our capital expenditures amounted to $113.2 million, compared to $150.1 million for the nine months ended September 30, 2023.

Cash Flow Information

(thousands of U.S. dollars)	Nine Months Ended September 30,
	2024	2023
Net Cash Provided by (Used in):
Operating activities	$168,447	$(260,855)
Investing activities	(113,126)	(150,080)
Financing activities	(44,016)	269,752
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,477)	(2,577)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$6,828	$(143,760)
Operating activities
Cash flows from operating activities increased $429.3 million to net cash provided of $168.4 million in the nine months ended September 30, 2024 compared to net cash used of $260.9 million for the nine months ended September 30, 2023. The increase in cash flows from operating activities in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the timing of the settlement fund release of approximately $408.0 million on June 30, 2023 in connection with the settlements of the Illinois EO claims and an increase in operating income of $37.8 million in the nine months ended September 30, 2024 compared to the same period in the prior year.
Investing activities
Cash used by investing activities decreased $37.0 million to net cash used of $113.1 million in the nine months ended September 30, 2024 compared to $150.1 million for the nine months ended September 30, 2023. The variance was primarily driven by a decrease in cash paid for capital expenditures of $36.9 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Financing activities
Cash used in financing activities was $44.0 million for the nine months ended September 30, 2024 compared to net cash provided by financing activities of $269.8 million for the nine months ended September 30, 2023, resulting in a net change of $313.8 million. The difference was mainly attributable to $298.8 million of debt proceeds (net of repayments) in the nine months ended September 30, 2023 compared to $1.3 million of debt repayments (net of debt proceeds) in the nine months ended September 30, 2024. Cash outflows for debt issuance costs also increased $6.4 million during the nine months ended September 30, 2024 compared to the same period in the prior year. In addition, a purchase option for a leased facility was exercised in the first quarter of 2024 resulting in a $6.7 million cash outflow.
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
On May 30, 2024, the Company and SHH entered into Amendment No. 4 (“Amendment No. 4”) to the Senior Secured Credit Facilities. Among other changes, Amendment No. 4 provides for term loans (the “Refinancing Term Loans”) to SHH in an aggregate principal amount of $1,509.4 million. Pursuant to Amendment No. 4, the Refinancing Term Loans shall have an applicable interest rate margin per annum equal to (i) ABR plus 2.25% for ABR Loans (as defined in the Credit Agreement), (ii) daily simple Secured Overnight Financing Rate (“SOFR”) plus 3.25% for RFR Loans (as defined in the Credit Agreement) and (iii) Term SOFR plus 3.25% for Term Benchmark Loans (as defined in the Credit Agreement), in each case with a 0.00% applicable floor and the applicable interest rate margin shall be subject to a pricing step-down of 0.25% when the Senior Secured Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.30:1.00. The Refinancing Term Loans are also subject to a “soft call” premium of 1.00% for certain repricing transactions with respect to the Refinancing Term Loans that occur within the six-month period after the effective date of Amendment No. 4. The Refinancing Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031. The weighted average interest rate on borrowings under the Refinancing Term Loans for the three and nine months ended September 30, 2024 was 8.56%.

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
The Company used the combined net proceeds from the Refinancing Terms Loans and Secured Notes, along with cash on hand, to refinance its previously outstanding $1,763.1 million Term Loan due 2026 and $496.3 million Term Loan B due 2026.

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
The Senior Secured Credit Facilities and the Indenture contain additional covenants that, among other things, restrict, subject to certain exceptions, limitations and qualifications, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur additional indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and the Indenture. The Senior Secured Credit Facilities and the Indenture also contain certain customary affirmative covenants and events of default, including upon a change of control. In addition, an event of default under the Senior Secured Credit Facilities and the Indenture would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of the greater of (i) $162.6 million or (ii) 30.0% of consolidated EBITDA or LTM EBITDA (as defined in the Credit Agreement and the Indenture, respectively) and the judgments were not stayed or remained undischarged for a period of 60 consecutive days. As of

September 30, 2024, we were in compliance with all of the covenants under the Senior Secured Credit Facilities and the Indenture.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of September 30, 2024, the Company had $23.9 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $399.9 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2023 Form 10-K. These market risks have not materially changed for the three and nine months ended September 30, 2024.
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
Changes in Internal Control
During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Proceedings Described in Note 14, “Commitments and Contingencies”, to Our Consolidated Financial Statements
Note 14, “Commitments and Contingencies” to our consolidated financial statements for the three and nine months ended September 30, 2024 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 14, “Commitments and Contingencies” for information regarding the following legal proceedings, which information is incorporated into this item by reference:
•Ethylene Oxide Tort Litigation – Illinois, Georgia, California and New Mexico;
•Insurance Coverage for Environmental Liabilities; and
•Sotera Health Company Securities Litigation and Related Matters.
Legal Proceedings That Are Not Described in Note 14, “Commitments and Contingencies” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 14, “Commitments and Contingencies” to our consolidated financial statements for the three and nine months ended September 30, 2024 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, the following matters also constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party. SEC regulations require disclosure of environmental proceedings that involve a government authority and potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. Effective January 1, 2024, except for the previously disclosed Notices of Violation issued to Sterigenics’ facilities in Los Angeles, California and Ontario, California (as described below), the Company uses a threshold of $1.0 million to determine whether the disclosure of any such proceedings is required because we believe matters under this threshold are not material to the Company.

Notices of Violation at Vernon and Ontario, California Ethylene Oxide Sterilization Facilities

In 2022, the South Coast Air Quality Management District (“SCAQMD”) in Southern California initiated an investigation into EO sterilization facilities located in the SCAQMD region, including Sterigenics’ facilities in Vernon and Ontario, California. In connection with this investigation, SCAQMD issued ten NOVs to the Vernon and Ontario facilities alleging violations of SCAQMD operational, maintenance, permitting and reporting requirements and that levels of ambient EO detected by SCAQMD during 2022 caused a public nuisance for off-site workers around the facilities. In August 2024, Sterigenics and SCAQMD entered into a settlement agreement pursuant to which Sterigenics paid $587,800 to settle seven of the NOVs, excluding the three NOVs alleging a public nuisance (which SCAQMD elected not to prosecute and therefore are expressly not part of the basis for the settlement). The settlement agreement expressly provides that Sterigenics denies any liability and that the agreement is not to be construed as an admission of liability or violations of SCAQMD’s requirements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2023 10-K filed with the SEC on February 27, 2024, and Part II, Item 1A,“Risk Factors,” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed with the SEC on May 2, 2024.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408).
Amended and Restated Bylaws
As part of a broader review of its governance practices and in response to amendments to the federal proxy rules adopted by the SEC, on November 4, 2024, the Board of Directors of the Company, acting upon the recommendation of the Nominating and Corporate Governance Committee of the Board, approved the amendment and restatement of the Company’s Amended and Restated Bylaws, effective as of such date (as amended and restated, the “Amended and Restated Bylaws”).
The Amended and Restated Bylaws, among other things:
•address matters relating to Rule 14a-19 under the Exchange Act, as amended (the “Universal Proxy Rule”), including requiring that any stockholder submitting a nomination notice make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with the Universal Proxy Rule;
•require additional disclosures and acknowledgments from nominating or proposing stockholders, proposed nominees and associated persons, including regarding compliance with the Universal Proxy Rule with respect to nominating stockholders;
•enhance the existing procedural mechanics in connection with stockholder nominations of directors and submission of stockholder proposals made in connection with meetings of stockholders;
•require that any stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white, with the white proxy card being reserved for exclusive use by the Board;
•require that any proposed director nominee submit to interviews with the Board or a committee;
•modify the provisions relating to the adjournment procedures for meetings of stockholders to reflect recent amendments to the General Corporation Law of the State of Delaware; and
•incorporate certain administrative, modernizing, clarifying, and conforming changes.
The foregoing general description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which are attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 6. Exhibits.
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No	Description of Exhibits	Form	File No.	Exhibit	Filing Date	Furnished/Filed Herewith

3.1	Amended and Restated Bylaws of Sotera Health Company					*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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
Date: November 5, 2024