Form 10-K
period 2024-12-31
Sotera Health Co
filed 2025-02-27
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒ Yes  ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes   ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2024, based upon the last sale price of such voting and non-voting common stock on that date, was $1,524,907,421.
As of February 20, 2025, there were 283,473,342 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Sotera Health Company intends to file the Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•evolving changes in environmental, health and safety regulations;
•health and safety risks associated with the use, storage, transportation and disposal of potentially hazardous materials such as EO and Co-60;
•the impact and outcome of current and future legal proceedings and liability claims, including litigation related to the use, emissions and releases of EO from our facilities in California, Georgia, Illinois and New Mexico and the possibility that other claims will be made in the future relating to these or other facilities;
•allegations of our failure to properly perform services and potential product liability claims, recalls, penalties and reputational harm;
•compliance with the extensive regulatory requirements to which we are subject, the related costs, and any failures to receive or maintain, or delays in receiving, required clearances or approvals;
•adverse changes in industry trends;
•competition we face;
•market conditions and changes, including inflationary trends, that impact our long-term supply contracts with variable price clauses and increase our cost of revenues;
•business continuity hazards, including supply chain disruptions and other risks associated with our operations;
•the risks of doing business internationally, including global and regional economic and political instability and compliance with various applicable laws and potentially inconsistent laws and regulations in multiple jurisdictions;
•our ability to increase capacity at existing facilities, build new facilities in a timely and cost-effective manner and renew leases for our leased facilities;
•our ability to attract and retain qualified employees;
•severe health events or environmental events;
•cybersecurity incidents, unauthorized data disclosures, and our dependence on information technology systems;
•an inability to pursue strategic transactions, find suitable acquisition targets, or integrate strategic acquisitions into our business successfully;
•our ability to maintain effective internal control over financial reporting;
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
•our ability to generate profitability in future periods;
•impairment charges on our goodwill and other intangible assets with indefinite lives, as well as other long-lived assets and intangible assets with definite lives;
•the effects of unionization efforts and labor regulations in countries in which we operate;
•adverse changes to our tax positions in U.S. or non-U.S. jurisdictions or the interpretation and application of recent U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations; and
•our significant leverage and how this significant leverage could adversely affect our ability to raise additional capital, limit our ability to react to challenges confronting our Company or broader changes in our industry or the economy, limit our flexibility in operating our business through restrictions contained in our debt agreements and/or prevent us from meeting our obligations under our existing and future agreements governing our indebtedness.

These forward-looking statements are based on current plans, estimates and projections, and therefore you should not place undue reliance on them. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them publicly in light of new information or future events, except as required by law. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Annual Report on Form 10-K, including under Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. If any of these trends, risks or uncertainties actually occur or continue, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
Unless expressly indicated or the context requires otherwise, the terms “Sotera Health,” “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Sotera Health Company, a Delaware corporation, and, where appropriate, its subsidiaries on a consolidated basis.

Part I
Item 1. Business
General Information
We are a leading global provider of mission-critical end-to-end sterilization solutions, lab testing and advisory services for the healthcare industry. We are driven by our mission: Safeguarding Global Health®. We provide end-to-end sterilization as well as microbiological and analytical lab testing and advisory services to help ensure that medical, pharmaceutical and food products are safe for healthcare practitioners, patients and consumers in the United States and around the world. In 2024, our customers included over 40 of the top 50 medical device companies and nine of the top ten global pharmaceutical companies (based on revenue). Our services are an essential aspect of our customers’ manufacturing processes and supply chains, helping to ensure sterilized medical products reach healthcare practitioners and patients. Most of our services are necessary for our customers to satisfy applicable government requirements.
We are a trusted partner to approximately 5,000 customers in over 50 countries. We strive to give our customers confidence that their products meet regulatory, safety and effectiveness requirements. With our industry-recognized scientific and technological expertise, we help promote the safety of millions of patients and healthcare practitioners around the world. Across our 62 facilities worldwide, we have over 3,000 employees who are dedicated to safety and quality.
Sotera Health Company was incorporated in Delaware in November 2017 as the parent company for Sterigenics, Nordion and Nelson Labs. We completed our initial public offering and listed our shares of common stock on the Nasdaq Global Select Market (“Nasdaq”) in November 2020 under the ticker symbol “SHC.”
Our Businesses
Sterilization Services
Our sterilization services business is comprised of Sterigenics and Nordion.
Sterigenics
We are a leading global provider of outsourced terminal sterilization and irradiation services and have provided sterilization services for over 90 years. We offer a globally integrated platform for our customers in the medical device, pharmaceutical, food safety, and advanced applications markets, with facilities strategically located to be convenient to our customers’ manufacturing sites and distribution hubs or routes.
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
We also invest in alternative modalities to serve our customers. X-ray irradiation is a process in which products such as medical devices and lab ware are exposed to machine-generated radiation in the form of X-rays for the purpose of sterilization and decontamination. X-rays are similar in performance to gamma rays and are useful for processing certain materials by virtue of the high penetration capabilities of X-ray. We utilize X-ray irradiation at one of our sterilization facilities for bio-hazard reduction for the United States Postal Service (“USPS”). We are also investing in NO2-based sterilization and other technologies, which have been effective in sterilizing of prefilled syringes, drug-device combination products and custom implants.
Sterilization Applications
Sterigenics primarily provides sterilization services for medical device manufacturers and the pharmaceutical industry. Sterigenics also provides decontamination services for the food industry. Additionally, Sterigenics provides various advanced applications for other organizations and companies, including the USPS and semiconductor manufacturers. Our customers select the sterilization method that meets the needs of their products and requirements of regulators and we deliver sterilization services according to their customer-specific protocols. In most cases, customers are serviced from more than one facility.
•Medical device sterilization. Medical device sterilization is a regulatory requirement in many jurisdictions and an important and last step in the manufacturing of healthcare products such as medical protective barriers, including PPE, procedure kits and trays, implants, syringes, catheters and wound care products. A broad range of single-use, prepackaged medical products, as well as certain consumer products, are required by government regulations to be sterile, or meet certain acceptable microbial levels when sold. These products are not manufactured in a “sterile” or “clean” environment and are therefore inhabited by potentially harmful microbes. Products must therefore be treated before shipment, either in-house by the manufacturer or by an outsourced sterilization provider such as Sterigenics.
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
Sterigenics Customers
In 2024, Sterigenics served more than 2,000 customers. We follow extensive validation procedures with our customers to determine the optimal sterilization method for each product and to validate that the chosen method will achieve the sterility requirement for that product. Once a sterilization process has been validated, we adhere to our customers’ process specifications to treat their product.
Although sterilization services are an essential element in our customers’ manufacturing processes, they generally represent a small fraction of the total end-product cost of medical devices. We believe this means that our customers choose our services based on quality, consistency of service and location rather than solely on the cost. These deep, tenured customer relationships are supported by multi-year contracts with cost pass-through provisions, which have resulted in recurring revenue streams.
For many products, our customers are required to include the specific chamber or chambers at which the product was validated to validate a product’s listing in the Food and Drug Administration (“FDA”) (or foreign equivalent) product registration and are typically required to re-register if they switch facilities, which makes switching locations for a particular product a difficult and expensive process for our customers. This dynamic contributes to low customer turnover and long-term relationships.
In addition, Sterigenics has achieved high historical customer retention and renewal rates—Sterigenics has 100% renewal rates of its top ten customers for more than five consecutive years, and an average tenure of over a decade with its top 25 customers over the last five years—and minimal customer concentration. We have also introduced innovative, advanced processing systems for outsourced sterilization that are designed to enhance operating efficiencies, improve turnaround times and provide for greater processing flexibility without sacrificing quality, consistency or reliability. More than 90% of Sterigenics’ revenues for the year ended December 31, 2024 were from customers under multi-year contracts.

Sterigenics Competition
We compete globally with Applied Sterilization Technologies, a segment of STERIS plc, as well as other smaller or regional outsourced sterilization companies. In addition, some manufacturers have invested or are investing in in-house sterilization capabilities. We also face competition from other technologies. Our services generally compete on the basis of the quality of technology and services offered, level of expertise in each of the major sterilization methods, level of expertise in the applicable regulatory requirements, proximity to customers and the cost of services.
Sterigenics Suppliers
Sterigenics primarily purchases its supply of Co-60 sources, the key input into the gamma sterilization process, from Nordion. Our supply of Co-60 sources is at times impacted by the global availability of Co-60. Our supply of EO is sourced from various suppliers around the world. There is more than one supplier of EO in most of the countries in which we operate; however, in the United States, there is a single supplier for EO to our industry. We have not historically experienced any supply disruptions, and our U.S. supplier has redundant production facilities to help ensure reliable EO supply. We also have a license in the United States to distribute EO to self-supply should the need arise and we determine the need to make the necessary investments.
Sterigenics Facilities
With 48 facilities in 13 countries, our global network of sterilization facilities represents a significant competitive advantage. We serve many of our sterilization customers at more than one facility, with approximately 80% of Sterigenics’ net revenues attributable to customers using more than one of our facilities and more than 50% of Sterigenics’ net revenues attributable to customers using five or more of our facilities in 2024. Extensive capital, technical expertise and regulatory knowledge are required to build and maintain our facilities. We estimate that building a new facility may cost over $50 million and the cost may vary depending on sterilization modality, in addition to requiring extensive and complex licensing approval and regulatory compliance processes. We estimate that the cost to replicate the facilities in our network alone could exceed $2.0 billion, in addition to investments required to meet associated technical and regulatory requirements.
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
By leveraging a global operating system, we drive operational excellence across our network of facilities to achieve high levels of safety, quality, operating efficiency and customer satisfaction to provide a uniform customer experience. Most of our facilities are either International Organization for Standardization (“ISO”) 13485 certified, ISO 9001 certified, or both, as well as licensed and registered in all necessary jurisdictions to comply with government required regulations.
Nordion
Nordion is the leading global provider of Co-60 used in the sterilization and irradiation processes for the medical device, pharmaceutical, food safety, and high-performance materials industries, as well as in the treatment of cancer. Co-60 is a radioactive isotope that emits gamma radiation that sterilizes items by killing contaminating micro-organisms. In addition, Nordion is a leading global provider of gamma irradiation systems, which are the units that house the Co-60 sources within a gamma sterilization facility. We estimate that gamma sterilization, which is a critical component of the global infection control supply chain, accounts for approximately 30% of single-use medical device sterilization worldwide. Nordion’s customers include outsourced contract sterilizers, including Sterigenics, medical device manufacturers that sterilize their products in-house and other specialized medical device manufacturers. Approximately 90% of Nordion’s revenues for the year ended December 31, 2024 were from customers under multi-year contracts.
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
Nordion Products
Co-60 is sold to customers by its level of radioactivity as measured in curies. Our customers typically buy low specific activity Co-60 (“LSA Co-60”) for industrial sterilization use and HSA Co-60 for medical use. At our Ottawa facility, we receive and process the targets to form the final Co-60 source product with the desired amount of radioactivity for each customer order. The Co-60 sources undergo stringent and sophisticated quality assurance testing at our Ottawa facility. The final product is then placed in specialized containers, which Nordion uses to transport Co-60 to our customers.
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
Nordion currently has access to Co-60 supply at multiple nuclear reactors pursuant to multi-year contracts with three operators that cover 13 reactors at five generating stations, that extend to dates between 2026 and 2064, with our largest supplier under contract until 2064. See Item 1A, “Risk Factors”—Risks Related to the Company—We depend on a limited number of counterparties to provide the materials and resources we need to operate our business. Any disruption in the availability of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of geopolitical instability and sanctions against Russia by the United States, Canada, United Kingdom and European Union, may have a material adverse effect on our operating results.” The substantial majority of our Co-60 material has historically been produced under multi-year contracts with nuclear reactor operators in Canada and Russia. Nordion provides Co-59 targets to its Canadian and Russian reactor suppliers, manufactured to proprietary specifications customized for each supplier. We also acquire a portion of our Co-60 supply from reactors that produce Co-60 in Argentina, China and India.
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
Nordion Customers
In 2024, Nordion supplied products and services to approximately 40 customers, including medical device manufacturers and gamma sterilization service providers. Co-60’s consumable nature results in annual natural decay at an approximately 12% annual rate, which creates stable, recurring demand as customers must purchase incremental supply in order to satisfy ongoing needs. We are integral to our customers’ operations due to highly coordinated and complex installation and service processes that require expertise in handling and shipping radioactive material as well as our deep knowledge of the relevant regulatory and compliance requirements. Customer relationships are typically governed by multi-year supply agreements.
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
Nordion’s main competitors in the HSA Co-60 industry include suppliers in China, Sweden and North America that have the capability to produce medical Co-60.
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
•Routine Sterility and Quality Control Testing. Once a product has received regulatory approval and is in production, Nelson Labs provides ongoing quality control testing, including production batch verification testing and environmental testing of the client’s production systems and facilities, the requirements for which vary based on applicable standards. Nelson Labs performs bacterial endotoxin testing or quarterly dose audits for devices sterilized using irradiation, and biological indicator testing for devices sterilized with EO. Nelson Labs also provides testing for producers of non-sterile products to ensure they are free of objectionable organisms. Often, Nelson Labs provides this ongoing routine quality control testing (based on production lot sizes) for the products for which it performed initial validation testing. These products are often sterilized by Sterigenics.

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
We operate in an industry that requires significant regulatory and specialized scientific expertise. At a minimum, providers must maintain the proper certifications and accreditations from key regulatory and accreditation bodies, as well as obtain qualification by each customer as a “qualified supplier,” which is often required at the corporate level and at each of the customer’s operating sites. We employ approximately 600 scientists, technicians and service specialists, creating a substantial competitive advantage in terms of expertise. Our experts serve in predominant roles on a number of standards writing organizations, including the United States Pharmacopeia, AAMI, American Society of Testing and Materials and the ISO. We have established credibility and trust with regulators and standards writing organizations which helps us educate customers about the continually changing testing requirements in a complex and evolving regulatory landscape. Our regulatory and scientific expertise in laboratory testing allows us to serve as a thought leader within the industry and provide high-quality service to our customers. We focus on providing highly differentiated services that our customers can rely upon to ensure compliance of and enhance their products. For example, over the course of 15 years, we have developed a proprietary, world-class compound database with over 8,000 known elements which enables our extractables and leachables testing. This database allows us to provide analytical data that differentiates our capabilities from our competitors.
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
Nelson Labs benefits from many of the same underlying growth drivers as our sterilization business, including the global utilization of medical devices and pharmaceutical products and the importance of compliance with continuously evolving global regulatory requirements. In particular, recent global regulatory changes, such as the enactment of the European Union Medical Device Regulation 2017/745 and the FDA’s modernization of the premarket notification process under Section 510(k) of the Federal Food, Drug and Cosmetic Act, have increased the requirements for the testing and sterilization of medical devices. The COVID-19 pandemic also increased testing demand due to new FDA Emergency Use Authorizations, which define testing criteria necessary for the direct release of masks and respirators to hospitals and clinics without FDA submission. Because we provide product development and validation testing services to clients launching new products or altering existing products, this business benefits from the ongoing technological advances and increasing complexity of medical and pharmaceutical products.
Nelson Labs Customers
In 2024, Nelson Labs served approximately 3,000 customers, including many leading medical device manufacturers and pharmaceutical companies. We have recurring and stable customer relationships and benefit from minimal customer concentration. Our services are an essential component in our customers’ research and development and ongoing quality control processes but represent a small portion of end-product cost, which allows us to maintain long-term customer relationships and provide services that are integral to the supply chains of our global customers. We support customers through solutions-focused relationship managers, dedicated service centers and a team-wide service ethic. Nelson Labs has developed a proprietary customer portal that provides our customers quick and convenient access to important product information and customer service. The portal allows our customers to see their tests, status of the tests, estimated completion date and final reports and includes a live chat system connected to our customer service team.
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
Human Capital Resources
One of our values is People. We value a global team that is talented, experienced, inclusive, respectful, passionate and collaborative. Our human capital strategy is aligned with our business strategy and priorities and focuses on developing and delivering global solutions to attract, develop, engage and retain top talent. On an annual basis, we review our employees to assess performance and leadership potential. We also create succession plans and individual development plans to ensure we have the team needed for the future. As of December 31, 2024, we employed over 3,000 employees worldwide. Certain of our employees, primarily outside of the United States, are represented by labor unions or work councils and are negotiating or working under collective bargaining or similar agreements, some of which are subject to periodic renegotiation. One labor union within the U.S., representing approximately 40 employees, is covered under a collective bargaining agreement.
We are committed to providing a safe work environment for our employees and contractors. We have implemented a health and safety program to manage workplace safety hazards and to protect employees. The program includes periodic reviews of our work practices by external third parties as inputs for continuous improvement. Additionally, as part of our corporate governance practices, we review the outcomes of our safety program at the highest levels of the Company, including our board of directors.
We are committed to creating a positive employee experience for our teams. We work to achieve this through our focus on the inclusion, well-being and development of all of our team members.
Governmental Regulation and Environmental Matters
We are subject to environmental, health and safety laws and regulations in the jurisdictions in which we operate, including laws, regulations and permit requirements with respect to our use of Co-60, EO and E-beam. These requirements limit emissions of, and the exposure of workers to, gamma radiation and EO. Nordion’s Kanata facility is licensed as a Class 1B nuclear facility in Canada, regulated by the Canadian Nuclear Safety Commission (“CNSC”), and is audited across various dimensions of this license on an annual basis. Our Nuclear Substance Processing Facility Operating license, CNSC Export license and CNSC Device servicing licenses for our Kanata facility were renewed in October 2015 for a 10-year period, and Nordion is currently engaged in the renewal process for these licenses set to expire in 2025. In addition to the nuclear aspect of our products, many of the products that we process are medical devices directed for human use or products used in the manufacture of medical devices that are directed for human use. Our facilities hold various ISO certifications including ISO 9002, 9001, 13485, 14001, 45001 and 17025. We have device, facility, and specific product registrations with North American (Health Canada and the FDA) and European Drug and Device health regulators. These regulators exert oversight through requirements for a product registration and direct audit of our operations.
Additionally, our operations in the United States and the majority of our facilities outside the United States (to the extent we are processing or testing a product that will end up in the U.S. market) are regulated by the FDA. We are also regulated by other health regulatory authorities in other countries. Specifically, these operations include some of our sterilization and product testing activities that may constitute “manufacturing” activities and are subject to FDA requirements. These requirements include site, contract drug manufacturer and supplier of active pharmaceutical ingredients registration and listing and manufacturing requirements. Regulations issued by the Occupational Safety and Health Administration (“OSHA”), the U.S. Nuclear Regulatory Commission (“NRC”) and other agencies also require that equipment used at our facilities be designed and operated in a manner that is safe and with proper safety precautions and practices when handling, monitoring and storing EO and Co-60.

We strive to comply with these regulatory requirements and could be subject to significant civil and criminal fines and penalties for non-compliance. To reduce the risk of noncompliance, we employ engineering and procedural controls and pollution control equipment and undertake internal and external regulatory compliance audits at our facilities. We have a proactive environmental health and safety (“EH&S”) program and a culture of safety and quality across all business units, and we employ a Senior Vice President of Environmental, Health and Safety who reports directly to the Chief Executive Officer and has a team of approximately 50 employees.
For additional information, please see Item 1A, “Risk Factors”—Risks Related to the Company. We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive certain permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may impact our revenues, profitability, financial condition or value. We may face liability and reputational risks even if we comply with all laws and regulations.”
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

Our EO sterilization facilities evacuate EO from the sterilization chambers and aeration rooms. Most countries in which we operate have varying emission control requirements for EO emissions from our facilities. We are investing in additional controls on EO emissions at our facilities to meet or exceed current and expected future regulatory requirements and further reduce facility emissions. In the United States, our supplier maintains FIFRA registrations for EO as a medical device sterilant for users of EO across the United States. On March 14, 2024, the US EPA announced final rules under the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) to govern EO sterilization facilities in the United States. The final regulation requires EO sterilization facilities to implement additional air pollution technologies, practices and procedures designed to further reduce EO emissions. For facilities like ours, the final NESHAP regulation imposes new requirements such as higher efficiencies for EO emission controls, implementation of permanent total enclosure capture technology, and use of continuous emissions monitoring systems (“CEMS”). Our operations are required to comply with the final NESHAP EO sterilizer regulation by April 6, 2026 and to conduct a compliance test and demonstrate compliance within 180 days after that date.

In January 2025, the US EPA announced its final Interim Decision (“ID”) under FIFRA relating to the registration of EO for medical device sterilization. Over the next one to ten years, the FIFRA ID requires users of EO, including EO sterilization facilities like ours in the United States, to reach and maintain reduced employee exposure levels of EO; implement heightened worker protection practices, particularly in those areas of sterilization facilities where workers do not regularly wear respiratory protective equipment; and implement further facility design, increased employee exposure monitoring, additional indoor EO monitoring practices, sterilization cycle concentration limits, and other worker protection and training practices.

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

Each of our EO sterilization facilities utilizes a variety of control technologies (including wet scrubbers, catalytic oxidizers and dry bed scrubbers) to control emissions, and we are investing in additional control features to further reduce emissions. For 2025, we expect capital expenditures of approximately $46 million related to environmental facility enhancements across all facilities within our business, and we anticipate continuing to invest in environmental facility enhancements in the future. We consistently meet or exceed regulatory emissions control requirements, although we have periodically experienced isolated instances of emissions exceeding applicable standards or other non-compliance, none of which we believe were material. We expect to be able to satisfy any changes to applicable regulatory requirements as they evolve and are committed to doing so, although there can be no assurance that we will always be able to meet new regulatory requirements. See related Risk Factor “—We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive certain permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may impact our revenues, profitability, financial condition or value. We may face liability and reputational risks even if we comply with all laws and regulations.”
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge through the Investor Relations page of our internet website at https://investors.soterahealth.com, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The SEC maintains an internet website, https://www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors
We describe below certain risks that could adversely affect our business, prospects, financial condition or results of operations. While we believe we have identified and discussed below the key risks affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, results of operations, cash flow, liquidity or financial condition in the future. These risk factors may change from time to time and may be amended, supplemented or superseded by updates to the risk factors contained in our future periodic reports, Quarterly Reports on Form 10-Q and reports on other forms we file with the SEC. All forward-looking statements about our future results of operations or other matters made by us in this Annual Report on Form 10-K as well as our consolidated financial statements and notes, and in our subsequently filed reports to the SEC, as well as in our press releases and other public communications, are qualified by the risks described below.
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
•evolving changes in environmental, health and safety regulations, which may negatively impact our business;
•health and safety risks associated with the use, storage, transportation and disposal of potentially hazardous materials such as EO and Co-60;
•the impact and outcome of current and future legal proceedings and liability claims, including litigation related to the use, emissions and releases of EO from our facilities in California, Georgia, Illinois and New Mexico and the possibility that other claims will be made in the future relating to these or other facilities;
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
•cybersecurity incidents, unauthorized data disclosures, and our dependence on information technology systems;
•an inability to pursue strategic transactions, find suitable acquisition targets, or integrate strategic acquisitions into our business successfully;
•our ability to maintain effective internal controls over financial reporting;
•our reliance on intellectual property to maintain our competitive position and the risk of current and potential claims from third parties that we have infringed or misappropriated or are infringing or misappropriating their intellectual property rights;

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
•our significant leverage and how this significant leverage could adversely affect our ability to raise additional capital, limit our ability to react to challenges confronting our Company or broader changes in our industry or the economy, limit our flexibility in operating our business through restrictions contained in our debt agreements and prevent us from meeting our obligations under our existing and future indebtedness; and
•the substantial control that certain investment funds and entities affiliated with Warburg Pincus and GTCR, which we refer to collectively as the “Sponsors,” continue to have over us, which could limit stockholders’ ability to influence the outcome of key transactions, including a change of control.
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
We purchase certain direct materials, equipment and services necessary for our specialized products and services from a limited number of suppliers and subcontractors, and, in certain cases, we purchase large quantities of product from a sole supplier. If our significant suppliers or service providers were unable to meet their obligations under present arrangements, direct materials or equipment were to become unavailable within the geographic area from which they are now sourced, or supplies were otherwise constrained or disrupted for any reason (including as a result of a natural disaster, the unavailability or short-supply of raw materials or services, labor disruptions, changes in regulatory requirements, delays in securing required regulatory approvals, geopolitical instability, sanctions or other adverse occurrences), we may incur increased costs for our direct materials or equipment and may be unable to accommodate new business or meet our current customer commitments. For example, although there is more than one supplier of EO in most of the countries in which we operate, in the United States there is a single supplier for EO for our sterilization business. Further, our reliance on a single or limited number of suppliers may limit our negotiating power, particularly during times of rising direct material costs. Any interruptions that we experience in our supply of EO or Co-60 may disrupt, interrupt or shut down portions of our operations, materially increase our costs or have other adverse effects on our business, prospects, financial condition or results of operations.
We source a substantial portion of our Co-60 supply from three nuclear reactor operators and six reactor sites in Canada and Russia under contracts that extend to between 2026 and 2064. See Item 1, “Business—Our Businesses—Sterilization Services—Nordion—Nuclear Reactor Operators.” If there is a decrease in output from any of these reactors (including as a result of a natural disaster or other adverse occurrence), the counterparties fail to perform under their agreements with us or decline to enter into renewal contracts with us for our future supply needs and we are unable to obtain supply from other sources, or if such sources begin to compete with us in one or more geographies, this could have a material adverse effect on our business. In addition, a number of reactors that have the capacity to generate Co-60 are government owned. Priorities of governments can change. Shutdowns in the past of a government-owned reactors have decreased the availability of Co-60 and potential shutdowns in the future could decrease the availability of Co-60, which could have a material adverse effect on our business, prospects, financial condition or results of operations.
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
Expanded sanctions could target additional government- and privately-owned operations in Russia, including nuclear reactor operators, banks and logistics providers, and these expanded sanctions could prevent us from doing business with them. For example, certain banks through which our suppliers have been paid in the past have been sanctioned and there is no assurance the suppliers will continue to be able to find new, unsanctioned banking relationships in the future. Moreover, although Co-60 has not been sanctioned directly, sanctions on other products and materials imported from and exported to Russia have disrupted the logistics required to import Co-60 from Russia, requiring us, our logistics providers (including the single ocean carrier that is presently licensed to carry radioactive goods from Russia to North America) and insurers to seek licenses that will come up for renewal in 2026 and 2027. There are also various Canadian CNSC and Global Affairs Canada licenses for export and import of Canadian Co-59 “targets,” such as cobalt pellets and slugs, that require renewal on a routine basis. Although these other licenses were historically required as part of control of the nuclear industry and are not related to the increased sanction frameworks, an inability to obtain these licenses would impact future supply. CNSC licenses for the imports and exports related to the targets expire in 2028. If present or future sanctions against Russia directly or indirectly impede the shipment of Co-60 from Russia to North America or targets from North America to Russia, if we or our logistics providers are unable to secure or renew licenses under existing or future sanctions, if we are unable to identify international logistics providers needed for the supply of Co-60 or if Russia responds with further countersanctions, it may generally become more difficult to do business with Russian entities, which could have a material adverse effect on our business, prospects, financial condition or results of operations.
We may be subject to evolving changes in environmental, health and safety regulations, which may negatively impact our business.

Federal, state, local and international authorities regulate operations within our three business units, including the operation of our gamma irradiation and EO processing plants, as well as the operations of our customers. If the regulators that govern our operations or the operations of our customers were to institute restrictive or onerous policies or regulations that increase our costs or change the preferences or requirements of our customers or suppliers, demand for and the timely and cost-effective availability of our products and services may be materially affected.
Additionally, certain regulators, including the FDA, have started initiatives to encourage development of sterilization alternatives to EO processing. For example, the FDA approved vaporized hydrogen peroxide as a Category-A sterilization methodology in 2024. We have taken part in some of these initiatives. We have also made proactive, voluntary investments to enhance the emissions controls and employee protections within our EO facilities. Still, new regulations or changes to existing or expected regulations may require additional investments in new emissions control or employee protection technology or otherwise increase the cost of our gamma irradiation or EO processing. See related Risk Factor “—We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive certain permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may impact our revenues, profitability, financial condition or value. We may face liability and reputational risks even if we comply with all laws and regulations.” Reconfiguring a gamma irradiation or EO processing plant so that it is suitable for a different sterilization technology, in response to changes in demand, regulations or other factors, would require significant capital investment and require us to suspend operations at the affected facility during the conversion. Any of the foregoing could have a material adverse effect on our business, prospects, financial condition or results of operations.
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
Nordion contracts for the activation of Co-59 “targets,” such as cobalt pellets and slugs, into Co-60 in certain nuclear reactors in Canada and Russia. Our Co-59 targets (and in Canada, our adjuster rods provided to us by a supplier) function as part of the reactors’ reactivity control systems. While national laws or international conventions generally channel liability for nuclear incidents exclusively to reactor operators, equipment suppliers nevertheless could be subject to lawsuits for damage to the nuclear installation or damages from a nuclear incident that were allegedly intentionally caused. While we make efforts to protect our interests through contractual provisions, quality assurance programs and the nature of our commercial relationships, there is no assurance that any of these measures or liability channeling laws or conventions will always prove effective in shielding us from liability, and any such liability or consequences could have a material adverse impact on our business, results of operation and financial condition.
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
Potential health risks associated with exposure to EO subject us to the risk of liability claims being made against us by workers, contractors, employees of our customers and individuals who have resided, worked, attended school or otherwise spent time within miles of our EO sterilization facilities. Assessments of the potential health risks of exposure to EO have evolved over time. For example, although EO is present in the environment from a variety of sources and naturally produced by the human body, the US EPA has identified a potential for increased risk of certain cancers from exposure to EO emitted from sterilization facilities. In 2016, the US EPA published its Integrated Risk Information System toxicity assessment of EO (the “2016 IRIS Assessment”), and, since 2018, the US EPA has published National Air Toxics Assessments, which have been succeeded by Air Toxics Screening Assessments. These assessments have used the 2016 IRIS Assessment and other data to identify EO as a potential cancer concern in several areas across the country, including areas surrounding our former facility in Willowbrook, Illinois and our facilities in Atlanta, Georgia and Santa Teresa, New Mexico. Although we and other organizations disagree with the US EPA’s assessments of the carcinogenic potency of EO, Sterigenics’ facilities and other EO facilities could continue to be the subject of unfavorable air quality assessments, regulations and other initiatives as risk assessments of EO continue to evolve and we can give no assurance as to the impact of such EO risk or air quality assessments on our business, prospects, financial condition, litigation and regulatory risks or results of operations. See related Risk Factor “—We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive certain permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may impact our revenues, profitability, financial condition or value. We may face liability and reputational risks even if we comply with all laws and regulations.”

We are currently subject to lawsuits in California, Georgia, Illinois and New Mexico alleging personal injury, property devaluation and other claims related to our use of EO at, or emissions and releases of EO from our facilities. Additional EO lawsuits have been threatened relating to Sterigenics’ former facility in Willowbrook and existing facilities in Atlanta, Georgia; Charlotte, North Carolina; Grand Prairie, Texas; and Vernon, California and may be filed in the future relating to these or Sterigenics’ other EO facilities; these threats of additional EO lawsuits are comparable to threats that have similarly been made against other companies within our industry. We deny these allegations against us and our subsidiaries. See related Risk Factor “—We are currently defending certain litigation, and we are likely to be subject to additional litigation in the future,” Item 3, “Legal Proceedings” and Note 19, “Commitments and Contingencies,” to our consolidated financial statements. We may be subject to other claims by private plaintiffs and/or state or local governments and/or agencies in the future relating to our current or former facilities. In addition, we have encountered and may continue to encounter resistance, protests or other actions in communities where our existing facilities are located or where we seek to establish or expand facilities based on perceptions within these communities of the risks associated with exposure to EO. Publicity regarding community resistance to EO facilities may also have other adverse impacts, including damage to our reputation and public pressure against our facilities that may affect our ability to conduct our business.

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
Our business exposes us to significant potential risk from lawsuits, investigations and other legal proceedings. We are currently pursuing and defending various proceedings and will likely be subject to additional proceedings in the future, including potential litigation regarding the products and services we provide or which we or our predecessors have provided. As detailed in Note 19, “Commitments and Contingencies,” to our consolidated financial statements under the heading “Ethylene Oxide Tort Litigation,” we are currently subject to lawsuits in California, Georgia and Illinois brought by private plaintiffs and, in New Mexico, a government entity, alleging personal injury, property devaluation and other claims related to our use, emissions and releases of EO. Additional EO lawsuits have been threatened relating to Sterigenics’ former facility in Willowbrook and existing facilities in Atlanta, Georgia; Charlotte, North Carolina; Grand Prairie, Texas; and Vernon, California and may be filed in the future relating to these or Sterigenics’ other EO facilities; these threats of additional EO lawsuits are comparable to threats that have similarly been made against other companies within our industry.
In such litigation, plaintiffs typically seek various remedies, including injunctive relief and compensatory and punitive damages. Settlement demands may seek significant payments and other remedies, or otherwise be on terms that we do not consider reasonable under the circumstances. Settlement negotiations may result in agreements to settle claims on various terms and conditions adverse to the Company, including significant payments to settle claims that we believe are without merit. In some instances, despite our compliance with applicable laws and regulations, including those relating to emission standards, an adverse judgment or outcome may occur based on other applicable laws or principles of common law, including negligence and strict liability, and result in significant liability and reputational damage for us. Defense of litigation may result in diversion of management attention from other priorities. We may be subject to future claims in addition to those described above by or on behalf of similar groups of plaintiffs, including potentially our employees or former employees, relating to any of our current or former facilities or activities. In addition, awards against and settlements by us or our competitors or publicity associated with EO-related litigation or regulator activity could incentivize parties to bring additional claims against us.
The financial impact of litigation, particularly mass action lawsuits, is difficult to assess or quantify. The outcomes of jury trials are unpredictable and a judgment entered or settlement reached in one case is not representative of the outcome of other seemingly comparable cases. If we are the subject of future lawsuits, regardless of the merits of the claims at issue or the ultimate outcome of a case, any litigation could be costly to defend, result in an increase of our insurance premiums, and exhaust any available insurance coverage. Claims against us that result in entry of a judgment or that we settle that are not covered or not sufficiently covered by insurance policies, or which fall within retained liability under our policies, could have a material adverse impact on our business, prospects, financial condition or results of operations. Our current environmental liability insurance does not cover claims related to EO. Even where we have coverage under prior or existing policies for claims brought against us, our insurance may not be adequate to cover all potential liabilities and losses arising from those claims, and we have significant self-insured retention amounts, which we would have to pay in full before obtaining any insurance proceeds. Additionally, even where a claim should be covered by insurance, an insurer might refuse coverage. To the extent our insurance coverage is inadequate and we are not successful in identifying additional coverage for such claims, we would have to pay any costs or losses in excess of policy limits, including costs to defend such claims, and the amount of any settlement or judgment. Any settlement or judgment against us arising out of pending or future claims related to EO would likely exceed any insurance recoveries available to us and could have a material adverse effect on our business, prospects, financial condition or results of operations. See Note 19, “Commitments and Contingencies,” to our consolidated financial statements for more detail on our pending litigation.
We have received an adverse judgment and may in the future receive other adverse judgments in litigation relating to our use, emissions and releases of EO. Despite our belief that these claims are not supported by the science and are otherwise without merit, we have entered and may in the future enter into agreements to settle claims relating to our use, emissions and releases of EO. The resolution of these matters by litigation or settlement may have a negative impact on our financial condition and liquidity in the near and long term.

As described elsewhere in Note 19, “Commitments and Contingencies,” to our consolidated financial statements under the heading “Ethylene Oxide Tort Litigation,” we are subject to tort lawsuits alleging injuries caused by our use of EO and low-level environmental exposure to EO emissions and releases from certain of our sterilization facilities. Trials were conducted in the Circuit Court of Cook County, Illinois in late 2022 in two individual cases related to the Willowbrook, Illinois facility. The first trial resulted in a verdict for the plaintiff and a judgment of $358.7 million (including $320 million in punitive damages) against Sterigenics U.S., LLC and Sotera Health LLC (the “Defendant Subsidiaries”). Two months later, the second trial resulted in a verdict for the Defendant Subsidiaries.
In January 2023, the Defendant Subsidiaries entered into binding term sheets that provided an agreed path to pay $408.0 million to settle over 880 claims related to our former facility in Willowbrook, Illinois, including the claim of the plaintiff in the first trial. The settlement was finalized in June 2023. Two plaintiffs opted out of the settlement and approximately 100 more cases have since been brought relating to the Willowbrook facility, mostly in connection with illnesses diagnosed subsequent to June 2023.
In October 2023, the Defendant Subsidiaries entered into binding term sheets to pay $35 million to resolve 79 claims related to the Atlanta, Georgia facility. The settlement was finalized with 100 percent participation by the 79 eligible claimants in January 2024. Approximately 315 personal injury claims and 345 property devaluation claims related to the Atlanta facility, and a lawsuit in which employees of a sterilization customer of Sterigenics allege they were injured while working at the customer’s distribution facility by exposure to residual EO allegedly emanating from products of the customer that had been sterilized by Sterigenics remain pending in the State Court of Cobb County, Georgia.
We continue to believe that the EO-related claims are without merit and intend to vigorously defend the remaining EO cases and any future EO cases. We do not believe the damages award in the first trial in Illinois is predictive of potential future damage awards in the other EO tort cases, or that the settlement amounts reflected in the Willowbrook or Atlanta settlements described above are predictive of potential future settlements, but there can be no assurance that any cases proceeding to trial will not result in significant judgments adverse to us, the Defendant Subsidiaries or other subsidiaries and future settlements of EO cases are reasonably possible. In the event we or our subsidiaries receive one or more additional adverse judgments in any EO tort case(s), we or our subsidiaries may be required to post security of a significant amount to stay those judgments through the appeals process.
Actions required to secure appellate bonds may create a substantial strain on our and our subsidiaries’ liquidity and financial condition. There is no assurance that our subsidiaries or the Company will meet the requirements to provide an appellate bond(s) for appeals of any future adverse judgments. If we or our subsidiaries are unable to meet those requirements and are not able to secure an appellate bond when and in the form and amount required by the courts for the appeal to proceed, the judgment(s) will become enforceable and may exceed our or our subsidiaries’ ability to pay in cash. If we or our subsidiaries are unable to pay in cash, the Company or our subsidiaries may be required to seek financing, sell assets or take other measures to address the judgments. There can be no assurance that our subsidiaries or the Company will be able to secure such financing, and any sales of assets or other such actions taken to attempt to satisfy judgments may significantly limit our liquidity, harm our financial condition and increase our leverage.

In addition, an event of default under the Senior Secured Credit Facilities (as defined below) and the Indenture (as defined below) would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of the greater of (i) $162.6 million or (ii) 30.0% of consolidated EBITDA or LTM EBITDA (as defined in the Credit Agreement and the Indenture, respectively) and the judgments were not stayed or remained undischarged for a period of 60 consecutive days. Thus, if we or our subsidiaries are unable to meet collateral requirements to post an appellate bond to stay the enforceability of a judgment, absent judicial relief, we may be required to negotiate with our current lenders to avert a default under our senior secured credit facilities and the success of such negotiations cannot be assured.
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
We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive certain permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may impact our revenues, profitability, financial condition or value. We may face liability and reputational risks even if we comply with all laws and regulations.
Our industry is characterized by evolving regulations, and our operations are subject to extensive regulation in the United States and other countries where we do business. We are regulated by national and local agencies with jurisdiction over a number of areas directly or indirectly related to our businesses, including environmental, nuclear safety, homeland or national security, worker safety and health, food, drug and device manufacturing, fire protection, research, marketing, transportation, drug enforcement (governing the handling of controlled substances), protection against infectious diseases and pathogens and agriculture, fish and wildlife. These laws and regulations regulate our use of potentially hazardous materials, such as EO, Co-60 and E-beam, and can require us to carefully manage, control emissions of and/or limit human exposure to, these materials. For example, OSHA and U.S. EPA regulations and similar laws in other jurisdictions limit worker exposure to EO. In addition, FDA and comparable foreign regulations dictate the acceptable amount of EO residue on different types of sterilized products. In most jurisdictions, we are required to maintain and operate pollution control equipment to minimize emissions and releases of EO. Regulations issued by OSHA, the NRC and other agencies also require that equipment used at our facilities be designed and operated in a manner that is safe.

In the United States, the use of EO for medical device sterilization is regulated by the US EPA under the CAA and FIFRA. Our supplier maintains a FIFRA registration for the EO they sell in the United States that is used to sterilize or reduce the viable microorganisms on a listed group of products, including medical devices, pharmaceutical products, cosmetics and spice products.
In March 2024, the US EPA announced final rules under NESHAP to govern EO sterilization facilities in the United States. The final regulation requires EO sterilization facilities to implement additional air pollution technologies, practices and procedures designed to further reduce EO emissions. For facilities like ours, the final NESHAP regulation imposes new requirements such as higher efficiencies for EO emission controls, implementation of permanent total enclosure capture technology, and use of CEMS. Our operations are required to comply with the final NESHAP EO sterilizer regulation by April 6, 2026 and to conduct a compliance test and demonstrate compliance within 180 days after that date.

Over the next one to ten years, the FIFRA ID requires users of EO, including EO sterilization facilities like ours in the United States, to reach and maintain reduced employee exposure levels of EO; implement heightened worker protection practices, particularly in those areas of sterilization facilities where workers do not regularly wear respiratory protective equipment; and implement further facility design, increased employee exposure monitoring, additional indoor EO monitoring practices, sterilization cycle concentration limits, and other worker protection and training practices.

We believe that our investments in emission control enhancements and employee protection at our EO facilities have positioned us to be able to comply with the updated NESHAP and FIFRA ID requirements within the timeframes specified by the final rules, but the requirements of the final rules represent significant changes from historical requirements and are challenging for existing EO sterilization facilities like ours, and therefore we cannot provide certainty that we will be able to comply with the requirements of the final rules at our EO facilities within the time required. Compliance with the final NESHAP and ID may ultimately require additional facility modifications, capital expenditures and operational costs beyond what the Company is presently anticipating.
The US EPA has engaged in additional regulatory activities relating to EO emissions that could trigger additional community concerns and litigation regarding EO that could cause us to incur material defense costs, could result in diversion of management resources, and potentially could cause us to incur material liability or settlement costs or have other adverse effects on our business, financial condition, or operations. For example, in recent years, the US EPA has conducted outreach sessions in communities located near commercial EO sterilization facilities. Such community outreach sessions have in the past, and may in the future, create community concerns and increase the risk of litigation near commercial EO sterilization facilities, including ours, notwithstanding facility compliance with applicable rules and control of emissions beyond the requirements of applicable rules.
State and local authorities, including California and the South Coast Air Quality Management District (“SCAQMD”) in Southern California, are also conducting community outreach sessions relating to EO commercial sterilization facilities. SCAQMD also adopted new regulations for EO sterilization facilities in December 2023, which require new compliance actions by September 2025. In 2024, SCAQMD published a new health risk assessment and conducted community meetings about risks related to EO emissions from Sterigenics facilities in Vernon, California, and is expected in 2025 to do the same related to the Sterigenics facility in Ontario, California. The European Union has also been reviewing current regulations for the use of EO in EO sterilization facilities and has decided that EO as a sterilizing agent for medical devices will fall under the scope of the European Union Medical Devices Regulation, which may impose new and different regulatory requirements for the use of EO in the European Union. We expect to incur capital costs for enhancements to our equipment and to implement process automation and emission control enhancements to comply with these and other evolving requirements, and we cannot provide assurance that we will be able to timely meet all requirements. If future regulations differ from our current expectations, they may require additional modifications and capital costs beyond what we have budgeted for, which could be material. New standards for commercial EO sterilization, such as the new US EPA standards based on the 2016 IRIS Assessment, could also make it more difficult and expensive to raise capital for future investments in EO sterilization facilities.

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
To the extent Nordion ceases to operate its facility in Kanata, Canada in the future, Nordion will be responsible for the radiological decommissioning of such facility, including in respect of the portion leased by BWX Technologies, Inc. in connection with its 2018 acquisition of the Medical Isotopes business to the extent any contamination precedes such transaction. In addition, if Sterigenics in the future ceases to operate any of its irradiation facilities, it will be responsible for decommissioning costs in respect of such facilities. We currently provide financial assurance for approximately $49.1 million of such decommissioning liabilities in the aggregate in the form of letters of credit, surety bonds or other surety. Such potential decommissioning liabilities may be greater than currently estimated if additional irradiation facilities are licensed, unexpected radioactive contamination of those facilities occur, regulatory requirements change, waste volume increases, or decommissioning cost factors such as waste disposal costs increase.
See Item 1, “Business—Governmental Regulation and Environmental Matters” for more information on the regulatory requirements of our businesses. Compliance with these regulations, our own voluntary programs that relate to maintaining the safety of our employees and facilities as well as the environment, and the safety and competitiveness of our equipment, systems and facilities, may be difficult, burdensome or expensive. Any changes in these regulations, the interpretation of such regulations or our customers’ perception of such changes could require us to make adaptations that may subject us to additional costs, and ultimate costs and the timing of such costs may be difficult to accurately predict and could be material. Regulatory agencies may refuse to grant approval or clearance or may require the provision of additional data, and regulatory processes may be time consuming and costly, and their outcome may be uncertain in some of the countries in which we operate. Failure to secure renewal of permits or tightening of restrictions within our existing permits could have a material adverse effect on our business or cause us to incur material expenses. Regulatory agencies may also change policies, adopt additional regulations or revise existing regulations, each of which could impact our ability to provide our services or increase our costs. Additionally, local regulatory authorities may change the way in which they interpret and apply local regulations. For example, officials stopped operations at one of our facilities purportedly to review our fire and building code status and certificate of occupancy and we were required to initiate and prevail in litigation to establish that we were entitled to continue to operate our facility.
Our failure to comply with the regulatory requirements of these agencies and officials may subject us to administratively or judicially imposed sanctions. These sanctions include, among others, warning letters, notices of violation, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention and total or partial suspension of operations, sale and/or promotion. While we strive to comply with these regulatory requirements, we have not always been and may not always be in compliance and, as a result, can be subject to significant civil and criminal fines and penalties, including the shutdown of our operations or the suspension of our licenses, permits or registrations. See Item 3, Legal Proceedings and Note 19, “Commitments and Contingencies,” to our consolidated financial statements and related Risk Factor “—Potential health risks associated with the use of EO may subject us to future liability claims and associated adverse effects.” The failure to receive or maintain, or delays in the receipt of, relevant U.S. or international regulatory qualifications could have a material adverse effect on our business, prospects, financial condition or results of operations.

Safety risks associated with the transportation of potentially hazardous materials, such as EO and Co-60, may result in accidents or liabilities that materially affect our results of operations.
Our products, supplies and by-products are transported through a combination of ground, sea and air transport. Co-60 and EO are radioactive and potentially combustible, respectively, and must be handled carefully and in accordance with applicable laws and regulations. An incident in the transportation of our raw materials, products and by-products or our failure to comply with laws and regulations applicable to the transfer of such products could lead to injuries or significant property damage, regulatory repercussions or difficulties fulfilling our obligations to our customers, any of which could have a material adverse effect on our business, prospects, financial condition or results of operations.
Our EO and Co-60 raw materials are potentially hazardous and we are therefore subject to stringent requirements to secure these materials from theft or other unauthorized uses. If our failure to adequately secure these materials leads to them being stolen or materially damaged, our licenses to operate could be suspended, resulting in a material adverse effect to our business, prospects, financial condition or results of operations. Any such incident could also have legal consequences, such as fines and penalties for violations of regulatory requirements and/or lawsuits for personal injuries, property damage or diminution or other claims that could result in substantial liability to us. Additionally, loss of control of Co-60 sources by a customer could result in contamination and significant public health consequences.
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
If changes in healthcare regulations or other developments in the healthcare industry, including concerns around single-use medical devices or the impact of the COVID-19 pandemic, were to lead to a material reduction in medical procedures or use of medical devices, demand for our services could be adversely affected. For more information, see Risk Factor “— Severe health events or environmental events, including impacts from climate change, and natural disasters, could have material adverse effects on our business, financial condition and results of operations.” Demand for our products and services may also be affected by changes from time to time in the laws and regulations that govern our operations and industry, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which in turn may impact industry trends. New regulatory requirements could lead to changes in the medical device industry and the behavior of our customers that are difficult to predict but could have a material adverse effect on our business, prospects, financial condition or results of operations. Further, if any significant disposal restrictions or requirements are imposed that materially increase the cost or administrative burden of the disposal process for single-use medical devices, hospitals and other end-users of such devices might decrease their use of such devices in favor of reusable medical products, which would decrease the demand for our services, which could in turn have a material adverse effect on our business, prospects, financial condition or results of operations.

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
Our aggregate direct input costs, including labor, raw materials and energy, represent a significant portion of our cost of revenues. We have experienced and may continue to experience, volatility and increases in the price of certain of these costs as a result of global market and supply chain disruptions and the broader inflationary environment. Additionally, the cost of energy for some of our facilities is regulated, and we are required to work with the local utility provider, which prevents us from contracting for a lower rate or seeking an alternate supplier. Although we have attempted, and will continue to attempt, to match increases in the prices of direct materials or energy with corresponding increases in prices for our products and services, our ability to pass through increases in our input costs is highly dependent upon market conditions and we may not be able to immediately raise our prices, if at all. Most of our customer contracts for sterilization services allow us to pass through our direct material costs, but we may not be able to immediately or completely implement increases in the prices of our products and services. Specifically, there is a risk that raising prices charged to our customers could result in a loss of sales volume. Reactions or anticipated reactions by our customers and competitors to our price increases could cause us to reevaluate and possibly reverse or reduce such price increases. We also may not be able to accurately predict the volume impact of price increases, especially if our competitors are able to adjust to such input cost volatility more successfully. Material increases in the price of labor, raw materials, or energy could have a material adverse effect on our business, prospects, financial condition or results of operations, particularly if we are unable to increase the prices to our customers of our products or services to offset inflationary cost trends or if we are unable to achieve cost savings to offset such cost increases, our profits and operating results could be adversely affected.
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
We may be adversely affected by global and regional economic and political conditions. The uncertainty or deterioration of the global economic and political environment could adversely affect us. Russia’s invasion of Ukraine has significantly elevated global geopolitical tensions and continues to cause instability and volatility in global markets. The United States, Canada, the United Kingdom and European Union have implemented broad sanctions targeting Russia, which have the potential to disrupt our supply of Co-60 from Russia. The conflict between Israel and Hamas and Hamas’ allies, including Iran and factions in Lebanon, and its potential ramifications for the Middle East have caused and may continue to cause instability and volatility in global markets and adversely impact global supply chains, including potentially disrupting shipping channels. Any such disruptions could have a material adverse effect on our business, prospects, financial condition or results of operations. See related Risk Factor “—We depend on a limited number of counterparties to provide the materials and resources we need to operate our business. Any disruption in the availability of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of current geopolitical instability against Russia by the United States, Canada, United Kingdom, and European Union, may have a material adverse effect on our operating results.”
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
Many of our facilities are located on leased premises. These leases vary in length up through 2044, most with options to renew for specified periods of time. At the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may be required to relocate or close a facility. Relocating a facility involves significant expense in connection with the movement and installation of specialized equipment and any necessary recertification or licensing with regulatory authorities. Even briefly closing a facility to relocate would reduce the sales that the facility would have contributed to our revenues and could negatively impact our customer relations. Any such relocation or closure could have a material adverse effect on our business, prospects, financial condition or results of operations.

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
We maintain significant international operations, including operations in China, Brazil, Canada, Mexico, Costa Rica and other countries in Europe and Asia. As a result, we are subject to a number of risks and complications associated with international sales, services and other operations, as well as risks associated with U.S. foreign policy. These include:
•the imposition of or increases in duties and tariffs on foreign imports into the United States, particularly from Canada, China and Mexico, by the current U.S. federal administration, as well as duties and tariffs and any retaliatory measures imposed by Canada or other countries, and the Company’s ability or inability to pass through such price increases to customers;
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
•inflation, deflation and stagflation in any country in which we have a manufacturing facility; and
•foreign customers with longer payment cycles than customers in the United States.
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
Severe health events or environmental events, including impacts from climate change, and natural disasters, could have material adverse effects on our business, financial condition and results of operations.
The COVID-19 pandemic affected our business operations, including secondary effects such as increased raw material prices, labor shortages, and supply chain disruptions. If similarly severe global health crises occur in the future, the impact and effects on our business, operations and results of operations also could be material.
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
Any severe health or environmental event including as described above may also affect our suppliers or customers, which could disrupt our access to raw materials and customer product processing and exacerbate supply-chain related risks. See related Risk Factor “—Our operations are subject to a variety of business continuity hazards and risks, including supply chain disruptions due to geopolitical uncertainty and our reliance on the use and sale of products and services from single locations, any of which could interrupt production or operations or otherwise adversely affect our performance, results or value.”
Our business may be subject to system interruptions, cybersecurity incidents and unauthorized data disclosures.
Like other companies, we increasingly rely on information technology (“IT”) systems and networks and related services to conduct business, some of which are managed, hosted and/or provided by our third-party business partners. Our IT systems and infrastructure, and those of our third-party business partners, are potentially vulnerable to breakdowns or other interruptions by fire, power loss, system malfunctions and other events. Our IT systems and infrastructure are also subject to cybersecurity threats. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware, viruses, or ransomware, denial-of-service attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Like other companies with international operations, we have been subjected to targeted and non-targeted attacks and other cybersecurity incidents and continue to face numerous cybersecurity threats on a regular basis, including regular attempts to penetrate our information technology infrastructure and breaches of our security systems by our employees, both accidental and intentional. Our suppliers, contractors, service providers, and other third parties with whom we do business also experience cybersecurity threats and attacks that are similar in frequency and sophistication. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software that is commonly used by companies in cloud-based services and bundled software. Our suppliers, contractors, service providers, and other third-party business partners also experience cybersecurity threats and cybersecurity incidents that are similar in frequency and sophistication. In many cases, the Company relies on controls put in place by our suppliers, contractors, service providers and other third-party business partners to defend against and otherwise respond to cybersecurity threats and cybersecurity incidents, which may prove insufficient.

Despite the Company’s security measures, cybersecurity threats, cybersecurity incidents, outages, malfunctions, or disruptions involving our systems or those of our third party business partners, or any failure by us or our third-party business partners to effectively address, enforce or maintain our information systems may adversely affect our business strategy, results of operations or financial condition, including the release of sensitive data to unauthorized persons or to the public or the alteration or corruption of data or systems. We could also experience a business interruption, information theft or reputational damage from industrial espionage attacks, ransomware, other malware or other cybersecurity incidents or data breaches, which may compromise our, or our third-party business partners’, system infrastructure or lead to outages, data loss (whether temporary or permanent), data breaches, either internally or at our third-party providers or other business partners. Such cybersecurity incidents could compromise our trade secrets or other confidential information and result in such information being disclosed to third parties and becoming less valuable. Breaches in security, system interruptions, unauthorized disclosures of data and other cybersecurity incidents, whether perceived or actual, could adversely affect our businesses, assets, revenues, brands and reputation and result in sanctions or fines, litigation, including individual claims or consumer class actions, commercial litigation, regulatory proceedings and administrative, civil or criminal investigations, increased insurance premiums, remediation efforts, indemnification expenditures, lost revenues, payment of ransom and other potential liabilities. As detailed in Item 1C, “Cybersecurity,” we have taken steps to protect the security and integrity of the information we collect and have policies and procedures in place dealing with data privacy and security and have yet to experience any material cybersecurity incidents that have caused us to incur any material expenses or materially affected our business strategy, results of operations or financial conditions. But there can be no assurance that our efforts will prevent material breakdowns, system failures, breaches in our systems or other cybersecurity incidents or otherwise be fully effective. Any such breakdown, breach or cybersecurity incident could adversely affect our business, prospects, financial condition or results of operations, and our cyber insurance may not cover such risks or may be insufficient to compensate us for losses that may occur.
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
Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
Pursuant to the Sarbanes-Oxley Act of 2002, we furnished a report by our management on the effectiveness of our internal control over financial reporting as of December 31, 2024. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm attested to the effectiveness of our internal controls as of December 31, 2024.
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
We rely on intellectual property rights to maintain our competitive position and third parties have claimed in the past, and may claim in the future, that we infringe or misappropriate their intellectual property rights.
We rely on proprietary technology and are dependent on our ability to protect such technology. We rely primarily on trade secrets and non-disclosure and confidentiality arrangements to protect our intellectual property rights, including such rights as related to our Nelson Labs business and its lab testing services. The efforts we have taken to protect our intellectual property and proprietary technology may not be sufficient or effective. Third parties, including current or former employees, consultants, contractors, customers or partners, who have access to our confidential information (including our trade secrets), may unintentionally or willfully disclose our confidential information to others, and there can be no assurance that our trade secret rights and non-disclosure and confidentiality arrangements will provide meaningful protection of our proprietary technology.

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
Additionally, we cannot be certain that the conduct of our business does not and will not infringe or misappropriate intellectual property rights of others. From time to time, we may become subject to claims, allegations and legal proceedings, including by means of counterclaims, that we infringe or misappropriate intellectual property or other proprietary rights of third parties. For example, in December 2024, Sterigenics Petit Rechain (“Sterigenics PR”) was served with Writs of Summons in actions filed in Brussels, Belgium, in which the complainant alleges that the plaintiff’s intellectual property rights in certain products are being infringed by Sterigenics PR and by products of two Sterigenics PR customers. Such legal proceedings involving intellectual property rights are highly uncertain, can involve complex legal and scientific questions and may divert resources and the attention of management and key personnel. Our failure to prevail against infringement or misappropriation claims brought against us could also result in judgments awarding substantial damages against us, including possible treble damages and attorneys’ fees, and could result in reputational harm. Judgments that result in equitable or injunctive relief could cause us to delay or cease selling or providing certain products or services or otherwise harm our operations. We also may have to seek third party licenses to intellectual property, which may be unavailable, require payment of significant royalties or be available only at commercially unreasonable, unfavorable or otherwise unacceptable terms.
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
We have a history of net operating losses, including a net loss attributable to Sotera Health Company of $233.6 million for the year ended December 31, 2022. Although we reported net income attributable to Sotera Health Company of $44.4 million for the year ended December 31, 2024, we may not be able to maintain profitability in future fiscal years. Our ability to maintain profitability depends on a number of factors, including the growth rate of the sterilization and lab services industries, the prices of our products and services, the costs to provide our products and services and the competitiveness of our products and services. We may incur significant losses in the future for a number of reasons, including principal and interest expense related to our indebtedness and the other risks described herein, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, our operations may not maintain or increase profitability in the future.
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
Efforts have been made from time to time to unionize portions of our workforce and we are likely to experience similar efforts in the future. Certain of our employees are represented by labor unions or works councils and are negotiating or working under collective bargaining or similar agreements, some of which are subject to periodic renegotiation. For example, employees at a gamma irradiation facility in the United States voted to unionize in November 2023 and we may experience similar efforts to unionize portions of our workforce in the future. Unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our net revenues or limit our flexibility. The collective bargaining agreements applicable to our employees in Brazil and Mexico expire annually. The collective bargaining agreement applicable to Nordion’s employees in Kanata, Canada expired on March 31, 2024. Although the Company is currently in contract negotiations and follows a clearly defined process, there is a risk that the parties do not reach a negotiated agreement, which could result in a labor dispute (strike) that would have an adverse effect on business operations. The process of negotiating or renegotiating these collective bargaining agreements could increase our labor costs or lead to labor disruptions, which could negatively affect our business and operations.

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
We provide bioburden reduction irradiation services for the processing of cannabis, primarily in Canada and certain European countries. The commercial recreational cannabis industry is a relatively new industry in Canada and Canada’s Cannabis Regulations have been in effect in their current form only in recent years. Likewise, laws and regulations governing cannabis in European countries have evolved rapidly over recent years. In the United States, marijuana (all parts of the cannabis plant other than those parts that are exempt) presently remains a Schedule I controlled substance under federal law. In other countries in which the cultivation and use of marijuana is legalized, most notably in Canada, our operations include irradiation services for recreational and medical marijuana. As laws in the United States, Canada, Europe and other jurisdictions evolve, our activities in these spaces may face additional regulations, and it may be costly or burdensome to comply.
 Government or private civil antitrust actions could harm our business, prospects, financial condition or results of operations.
The antitrust laws prohibit a wide variety of conduct that unlawfully suppresses competition, such as conspiracies among competitors not to reduce (or to “fix”) prices. Although our Global Code of Conduct requires our employees to comply with the antitrust laws and we believe that we are doing so, a governmental or private civil action alleging the improper exchange of information, unlawful participation in price maintenance or other unlawful or anticompetitive activity, even if unfounded, could be costly to defend and could harm our business, prospects, financial condition or results of operations.
We may have greater than anticipated tax liabilities, which could harm our business, revenue and financial results.
We operate in a number of tax jurisdictions globally, including in the United States at the federal, state and local levels, and in many other countries, and we are therefore subject to review and potential audit by tax authorities in these various jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities, and tax authorities may disagree with tax positions we take and challenge our tax positions. Successful unilateral or multi-jurisdictional actions by various tax authorities, including in the context of our current or future corporate operating structure and third-party and intercompany arrangements, may increase our worldwide effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results.
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

As of December 31, 2024, our total indebtedness was approximately $2,255.6 million, all of which is indebtedness of Sotera Health Holdings, LLC (“SHH”) that is guaranteed by the Company and certain of our other subsidiaries. We also had an additional $409.8 million of unutilized capacity under our Revolving Credit Facility (as defined herein) at that date (without giving effect to $14.0 million of letters of credit that were outstanding). On May 30, 2024, the Company and SHH entered into Amendment No. 4 (“Amendment No. 4”) to the Senior Secured Credit Facilities. Among other changes, Amendment No. 4 provides for term loans (the “Refinancing Term Loans”) to SHH in an aggregate principal amount of $1,509.4 million. On May 30, 2024, SHH, the Company and certain subsidiaries of the Company (the “Guarantors”), and Wilmington Trust, National Association, as trustee, paying agent, registrar, transfer agent and notes collateral agent, entered into an indenture (the “Indenture”) governing SHH’s $750.0 million aggregate principal amount of 7.375% Senior Secured Notes due 2031 (the “Secured Notes”) issued in 2024. The Secured Notes pay interest semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024, at a rate of 7.375% per year, and will mature on June 1, 2031. Please refer to Note 9, “Long-Term Debt” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for further information.

$1,505.6 million of our $2,255.6 million outstanding principal amount of indebtedness is variable interest rate debt. Our estimated debt service obligations for the next 12 months, which are comprised of principal and interest payments, are $183.7 million, a portion of which are based on Term SOFR benchmark interest rate as of December 31, 2024. For the year ended

December 31, 2024, our cash flow used for debt service totaled $184.9 million, which was comprised of $5.0 million of principal payments on the Term Loan (as defined herein) and interest payments of $179.9 million on all of our outstanding debt.
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
We and our subsidiaries may obtain substantial additional indebtedness in the future, subject to the restrictions contained in the Credit Agreement governing our Senior Secured Credit Facilities and the Indenture that governs the Secured Notes (together the “Combined Senior Secured Credit Facilities”). If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
 Because we are exposed to interest rate risk through our variable-rate borrowings, we have entered into and may, in the future, enter into additional interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility and interest rate cap agreements. We may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. If interest rates increase, our debt service obligations on any variable rate indebtedness will increase even if the amount borrowed remains the same, and our earnings and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Based on our indebtedness outstanding as of December 31, 2024 and the interest rate under our Term Loans that was in effect on December 31, 2024, a 1% increase in the Term SOFR benchmark interest rates would result in an increase of approximately $11.1 million in total annual interest expense under our outstanding debt obligations. Refer to Note 9, “Long-Term Debt” to our consolidated financial statements.
The agreements governing our debt, including the Secured Notes, contain various covenants that impose restrictions on us and limit our flexibility in operating our business.
The Credit Agreement that governs the Senior Secured Credit Facilities and the Indenture that governs the Secured Notes, contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and our restricted subsidiaries’ ability to, among other things:
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
Further, various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default or cross-acceleration provisions (including under each of our Combined Senior Secured Credit Facilities). Upon the occurrence of an event of default, all amounts outstanding under the Combined Senior Secured Credit Facilities could be declared immediately due and payable and all commitments to extend further credit could be terminated. If we were unable to repay those amounts, the collateral granted under the Combined Senior Secured Credit Facilities to secure each such indebtedness could be foreclosed on. We have pledged substantially all of our assets as collateral under the Combined Senior Secured Credit Facilities.
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
Any rating assigned to our debt by a rating agency could be lowered or withdrawn entirely if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes to our ability to service our debt obligations or our general financial condition, so warrant. Any future lowering of our ratings would likely make it more difficult or more expensive for us to obtain additional debt financing. Additionally, we enter into various forms of hedging arrangements against currency, interest rates or commodity price fluctuations. Financial strength and credit ratings are also important to the availability and pricing of any hedging activities we decide to undertake, and a downgrade of our credit ratings may make it more costly for us to engage in these activities.
Term SOFR and certain other interest “benchmarks” are subject to regulatory guidance and reform that we expect will cause interest rates under our current or future debt agreements to perform differently than in the past or could cause other unanticipated consequences.
Because our Senior Secured Credit Facilities bear interest at variable interest rates, based on the Term SOFR and certain other interest “benchmarks,” fluctuations in interest rates could have a material effect on our business. We currently utilize, and may in the future utilize, derivative financial instruments such as interest rate swaps or interest rate caps to hedge some of our exposure to interest rate fluctuations, but such instruments may not be effective in reducing our exposure to interest fluctuations, and we may discontinue utilizing them at any time. As a result, we may incur higher interest costs if interest rates increase. These higher interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.
SHH is a holding company, and therefore its ability to make any required payment on our credit agreements depends upon the ability of its subsidiaries to pay it dividends or to advance it funds.
SHH, the issuer under our Secured Notes and the borrower under our Senior Secured Credit Facilities, has no direct operations and no significant assets other than the equity interests of its subsidiaries. Because it conducts its operations through its operating subsidiaries, SHH depends on those entities to generate the funds necessary to meet its financial obligations, including its required obligations under our Combined Senior Secured Credit Facilities. The ability of our subsidiaries to make transfers and other distributions to SHH will be subject to, among other things, the terms of any debt instruments of such subsidiaries then in effect and applicable law. If transfers or other distributions from our subsidiaries to SHH were eliminated, delayed, reduced or otherwise impaired, our ability to make payments on the obligations under our credit agreements could be substantially impaired.
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
•volatility or economic downturns in the markets in which we, our suppliers or our customers are located caused by pandemics, such as the COVID-19 pandemic, and related policies and restrictions undertaken to contain the spread of such pandemics or potential pandemics;
•time and costs associated with potential shareholder activism campaigns and outreach efforts; and
•general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
Certain broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of companies’ securities, securities class action litigation has often been instituted against these companies, and a putative class action of this kind is currently pending against us. See Note 19, “Commitments and Contingencies” to our consolidated financial statements under the heading “Sotera Health Company Securities Litigation and Related Matters.” Such litigation could result in substantial costs and a diversion of our management’s attention and resources.
The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.
As of February 20, 2025, we had an aggregate of 886,109,800 shares of common stock that are not currently reserved for issuance under our 2020 Omnibus Incentive Plan (“2020 Plan”), as well as 2,563,810 treasury shares. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions or otherwise would dilute the percentage ownership held by the investors who own our common stock.
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
In connection with our initial public offering (“IPO”), we entered into a stockholders’ agreement with certain holders of our common stock, including investment funds and entities affiliated with either Warburg Pincus or GTCR and members of our management team, which we refer to as the “Stockholders Agreement.” Under the Stockholders Agreement, individual stockholders who were members of our management before the IPO, and other persons related to these individuals, are subject to contractual restrictions on transfer of shares of our common stock until November 19, 2026. These restrictions apply to approximately 19,042,394 shares as of February 20, 2025, but may be waived at any time by a majority of the members of the leadership development and compensation committee of the board of directors.
As of February 20, 2025, Warburg Pincus and GTCR together own approximately 43.4% of our outstanding common stock and have rights to require us to file registration statements covering their shares. The Sponsors and certain other stockholders could also require us to include their shares in registration statements that we may file for ourselves or our stockholders. Additionally, the Sponsors and our officers and directors may sell shares into the public markets in accordance with the requirements of Rule 144 under the Securities Act.
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
The interests of our Sponsors may differ from the interests of other stockholders of the Company.

As of February 20, 2025, the Sponsors own approximately 43.4% of our outstanding common stock and retain the right to designate over a majority of our directors. The Stockholders Agreement contains agreements with respect to certain other matters, including the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; the amendment of our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws; the termination of our chief executive officer or designation of a new chief executive officer; changes in the composition of committees of our board of directors; entry into or changes to certain compensation agreements; and the issuance of additional shares of our common stock. This concentration of ownership, together with the Sponsors’ rights under the Stockholders Agreement, may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Sponsors may not always coincide with our interests or the interests of our other stockholders. For example, because the Sponsors purchased their shares at prices substantially below the price at which shares were sold to the public in our IPO and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or may want us to pursue strategies that deviate from the interests of other stockholders. In addition, under the Stockholders Agreement, we have agreed, subject to certain exceptions, to indemnify the Sponsors, and various affiliated persons and indirect equity holders of the Sponsors, from losses arising out of any threatened or actual litigation by reason of the fact that the indemnified person is or was a holder of our common stock or of equity interests in Sotera Health Company. Public stockholders will not benefit from this indemnification provision.
This concentration of ownership, together with the Sponsors’ rights under the Stockholders Agreement, may also have the effect of delaying, preventing or deterring a change in control. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of ownership, together with the Sponsors’ rights under the Stockholders Agreement, may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders with correspondingly significant voting rights.
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
Anti-takeover provisions in our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the Stockholders Agreement, as well as Delaware law, could discourage a change in control of our company or a change in our management.
Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, the Stockholders Agreement and Delaware law contain provisions that might discourage, delay or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include:
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
•limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; provided that for so long as investment funds and entities affiliated with either Warburg Pincus or GTCR have the right to designate at least one director for election to our board of directors, (i) any vacancies will be filled in accordance with the designation provisions set forth in the

Stockholders Agreement and (ii) the number of directors shall not exceed eleven without the consent of Warburg Pincus or GTCR;
•advance notice requirements applicable to stockholders for matters to be brought before a meeting of stockholders and requirements as to the form and content of a stockholders’ notice; provided that no advance notice shall be required for nominations of candidates for election to our board of directors pursuant to the Stockholders Agreement;
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
•limiting the ability of stockholders to call and bring business before special meetings; and
•limiting the forum to the Court of Chancery of the State of Delaware or federal court located within the State of Delaware for certain types of actions and proceedings that may be initiated against us by stockholders.
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
These provisions might discourage, delay or prevent a change in control of our Company or a change in our management. For example, because investment funds and entities affiliated with either Warburg Pincus or GTCR together will continue to own a substantial portion of the voting power of our common stock, they could prevent or make more difficult a third party acquisition of us, even if the third party’s offer may be considered beneficial by many of our stockholders. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.
Our Amended and Restated Certificate of Incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or stockholders to us or our stockholders, (3) any action asserting a claim against us or any of our directors or officers or other employees or stockholders arising pursuant to, any action to interpret, apply, enforce any right, obligation or remedy under, any provision of the DGCL our amended and restated certificate of incorporation or amended and restated bylaws, (4) any action asserting a claim that is governed by the internal affairs doctrine, or (5) any other action asserting an “internal corporate claim” under the DGCL shall be the Court of Chancery of the State of Delaware (or any state or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction) (the “Delaware Forum Provision”). Notwithstanding the foregoing, our Amended and Restated Certificate of Incorporation provides that the Delaware Forum Provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Our amended and restated certificate of incorporation further provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”).
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
We do not anticipate paying any dividends on our common stock in the foreseeable future, and, consequently, our stockholders’ ability to achieve a return on their investment depends on appreciation in the price of our common stock.
We do not expect to declare or pay dividends on our common stock in the foreseeable future. We currently expect to use any cash flow generated by operations to pay for our operations, grow our business and repay existing indebtedness. Any decisions to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors may deem relevant. Our ability to pay dividends on our common stock is limited by the terms of the Combined Senior Secured Credit Facilities. As a result, capital appreciation, if any, of our common stock will be the sole source of potential gain for the foreseeable future, and our stockholders will have to sell some or all of their common stock holdings to generate cash flow from their investment.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
We rely on IT systems to conduct business, including but not limited to, interacting with customers and suppliers, fulfilling orders, generating invoices, collecting and making payments, fulfilling contractual obligations, communicating with internal and external stakeholders, and maintaining our business and financial records. In addition, we rely on networks and services, including internet sites, cloud and software-as-a-service solutions, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors. As a result, the Company is subject to various risks related to vulnerabilities, threats and attacks on these IT systems. See Item 1A, “Risks Related to the Company–“Our business may be subject to system interruptions, cybersecurity incidents and unauthorized data disclosures.” under Item 1A. Risk Factors for additional discussion of these risks.
Cybersecurity Risk Management and Strategy
The Company has an enterprise risk management (“ERM”) program that includes the processes used to identify assess, and manage our most significant enterprise risks and uncertainties that could materially impact the long-term health of the Company or prevent the achievement of strategic objectives. These risks are identified, measured, monitored, and managed across key risk categories, which include the consideration of cybersecurity risks. The Company develops and maintains cybersecurity processes that protect the confidentiality, integrity and availability of Company, employee, customer and partner information against a growing number of cybersecurity threats and threat actors. Our cybersecurity program is designed to protect our infrastructure from potential threats, including threats associated with our third party business partners, to allow us to assess, identify and manage material risks from cybersecurity threats and to endeavor to secure the integrity of our data and IT systems using techniques, hardware, and software typical of companies of our size and scope, which are described further below. For example, we leverage the National Institute of Standards and Technology Cybersecurity Framework’s (“NIST CSF”) principles in developing our cybersecurity program to monitor our security environment and manage risk. However, this does not mean that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks and threats relevant to our business.
The Company has adopted a risk-based strategy designed to achieve a targeted and cost-effective approach to managing cybersecurity risks that strengthens our abilities to prevent, detect, and respond to cybersecurity incidents. The Company has configured its IT environment, where possible, to restrict access using a least privileged methodology. We use various technologies and monitoring capabilities to detect anomalies and track information and assets. We have implemented a cybersecurity awareness program consisting of frequent training, phishing exercises, and bulletins regarding pertinent cybersecurity developments. We maintain and regularly update incident response, disaster recovery and business continuity plans and procedures. Our IT specialists subscribe to threat intelligence feeds and are members of cybersecurity-related associations such as the Information Systems Audit and Control Association, the Computing Technology Industry Association and the Cloud Security Alliance. We also maintain insurance coverage for cyber and data security risks of an amount and subject to conditions and exceptions that we believe are customary for companies like ours, but there can be no assurance that our levels of coverage are adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost or at all.
As of the date of this filing, we do not believe that any risks from cybersecurity threats, including as a result of past cybersecurity incidents have had, or are reasonably likely to have, a material effect on our business strategy, results of operations or financial condition, but we cannot assure that our business strategy, results of operations and financial condition will not be materially affected in the future by cybersecurity risks or future cybersecurity incidents. Although we have taken and will continue to take significant steps to protect the security and integrity of our information and although we have implemented policies and procedures to enhance data privacy and security, there can be no assurance that our efforts will prevent breakdowns, system failures, breaches of our systems or other cybersecurity incidents or otherwise be fully effective. Any such breakdown, breach or cybersecurity incident could adversely affect our business strategy, prospects, financial condition or results of operations, and any insurance that we may have for cybersecurity incidents may not cover such risks or be sufficient to compensate us for losses that may occur.
Cybersecurity Governance
Our Chief Information Officer (“CIO”) is responsible for assessing and managing cybersecurity risks. The CIO is supported by the Senior Director of IT Governance, Security, and Service Delivery and the Senior Director of Global Infrastructure, and Senior Information Security Architect, who manage our day-to-day cybersecurity-related matters and keep abreast of cybersecurity news, events and incidents through regular course monitoring and updates. Our CIO has over 12 years of professional experience in various roles involving managing information security, developing cybersecurity strategy, implementing cybersecurity programs, and managing multiple industry and regulatory compliance environments. Our CIO also holds a certificate in Cyber-Risk Oversight issued by the National Association of Corporate Directors. Our Senior Director of IT Governance, Security, and Service Delivery has over 15 years of professional experience in various roles involving managing information security, developing cybersecurity strategy, implementing cybersecurity programs, and managing industry and regulatory compliance environments. Our Senior Information Security Architect has over 20 years of professional experience designing secure architecture, conducting threat and risk assessments, incident response, cyber forensics, and teaching college and university level cybersecurity program courses. Our Senior Information Security Architect also holds a diverse set of certifications, including CISSP, CISCO Security +, CISA, CEH, CompTIA Sec +, and others.
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
Our board of directors and its audit committee oversee the Company’s ERM program, and the steps management has taken to monitor and mitigate such risks, including the Company’s procedures and any related policies with respect to enterprise risk assessment and risk management. The board of directors bears principal responsibility for overseeing the Company’s principal current and future risk exposures, and, on an annual basis, the board of directors reviews them, including cybersecurity risks and exposures. The board of directors’ review includes an annual session with our CIO on the Company’s procedures and policies for assessing and managing cybersecurity risks and disclosing any material cybersecurity incidents. In performing these oversight functions, the board of directors relies on advice, reports and opinions of management, counsel and our internal and external auditors, including mid-year and year-end cybersecurity inquiries by our external auditors on various aspects of the Company’s cybersecurity program, processes and training.

Use of Independent Experts
The Company engages external resources in connection with our processes for assessing, identifying and managing material risks from cybersecurity threats. These resources include, but are not limited to, regular internal and external penetration tests and assessments of our cybersecurity program by third-party experts. We plan to continue to engage independent experts to periodically test our cybersecurity policies for their effectiveness.
Item 2. Properties
Our corporate headquarters is in Broadview Heights, Ohio, our Sterigenics headquarters is in Oakbrook, Illinois, our Nelson Labs headquarters is in Taylorsville, Utah and our Nordion headquarters is in Kanata, Ontario. As of December 31, 2024, we operated 62 facilities in North America, South America, Europe and Asia. The following table identified the number of owned and leased facilities, other than our headquarters listed above. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate our operations.

Segment(1)	Owned Facilities	Owned/Leased Facilities(2)	Leased Facilities

Sterigenics	30	3	15
Nelson Labs	5	1	6
Nordion	1	—	1
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
Item 3. Legal Proceedings
From time to time, we may be subject to various legal proceedings arising in the ordinary course of our business, including claims relating to personal injury, property damage, workers’ compensation, employee safety and our disclosures as a Nasdaq-listed, publicly-traded company. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At this time, and except as disclosed herein, we are unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations and matters concerning other allegations of other improprieties, or the incidence of any such matters in the future. Information regarding our legal proceedings is included below.
Legal Proceedings Described in Note 19, “Commitments and Contingencies,” of Our Consolidated Financial Statements
Note 19, “Commitments and Contingencies,” to our consolidated financial statements for the year ended December 31, 2024 contained in this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This Item should be read in conjunction with Note 19, “Commitments and Contingencies,” for information regarding the following legal proceedings, which information is incorporated into this Item 3 by reference:
•Ethylene Oxide Tort Litigation – California, Georgia, Illinois and New Mexico;
•Insurance Coverage for Environmental Liabilities; and
•Sotera Health Company Securities Litigation and Related Matters.
Legal Proceedings Not Described in Note 19, “Commitments and Contingencies,” to Our Consolidated Financial Statements
In addition to the matters identified in Note 19, “Commitments and Contingencies,” to our consolidated financial statements for the year ended December 31, 2024 contained in this Annual Report on Form 10-K, and incorporated into this item by reference, we report matters, if any, that constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party. SEC regulations require disclosure of environmental proceedings that involve a government authority and potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. The Company uses a threshold of $1.0 million to determine whether the disclosure of any such proceedings is required because we believe matters under this threshold are not material to the Company.
Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
The Company’s common stock is listed on the Nasdaq under the ticker symbol “SHC.”
Holders
As of February 20, 2025, we had approximately 77 holders of record of our common stock. This number does not include the beneficial owners of our common stock who hold their shares through banks, brokers or other financial institutions.
Dividends
We do not currently expect to pay any dividends on our common stock. Instead, we intend to use any future earnings for the operation and growth of our business and the repayment of indebtedness.
Future cash dividends on our common stock, if any, will be at the discretion of our board of directors and will depend upon, among other things, our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our board of directors may deem relevant.
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
Stock Performance Graph
The following performance graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Standard and Poor’s (“S&P”) 500 Health Care Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 20, 2020, the date our common stock began trading on the Nasdaq, and its relative performance is tracked through December 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

Cumulative Total Return Among Sotera Health Company, the NASDAQ Composite Index, and the S&P 500 Health Care Index (in $)
$180
$160
$140
$120
$100
$80
$60
$40
$20
November 20, 2020
December 31, 2020
June 30, 2021
December 31, 2021
June 30, 2022
December 30, 2022
June 30, 2023
December 29, 2023
March 28, 2024
June 28, 2024
September 30, 2024
December 31, 2024
$108.79
$109.32
$104.81
$122.84
$117.23
$96.53
$132.92
$132.19
$93.82
$121.18
$94.06
$78.05
$129.61
$89.67
$33.19
$127.69
$118.65
$75.06
$132.28
$129.70
$67.13
$143.98
$141.78
$47.85
$153.78
$142.60
$47.29
$158.02
$151.26
$66.53
$168.06
$135.69
$54.50
Sotera Health
Nasdaq Composite
S&P 500 Health Care

The performance graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this Management’s Discussion and Analysis (“MD&A”) in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This MD&A contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors we describe in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
OVERVIEW
We are a leading global provider of mission-critical end-to-end sterilization solutions, lab testing and advisory services for the healthcare industry. We are driven by our mission: Safeguarding Global Health®. We provide end-to-end sterilization as well as microbiological and analytical lab testing and advisory services to help ensure that medical, pharmaceutical and food products are safe for healthcare practitioners, patients and consumers in the United States and around the world. In 2024, our customers included over 40 of the top 50 medical device companies and nine of the top ten global pharmaceutical companies (based on revenue). Our services are an essential aspect of our customers’ manufacturing processes and supply chains, helping to ensure sterilized medical products reach healthcare practitioners and patients. Most of these services are necessary for our customers to satisfy applicable government requirements.

We are a trusted partner to approximately 5,000 customers in over 50 countries. We strive to give our customers confidence that their products meet regulatory, safety and effectiveness requirements. With our industry-recognized scientific and technological expertise, we help to promote the safety of millions of patients and healthcare practitioners around the world every year. Across our 62 facilities worldwide, we have over 3,000 employees who are dedicated to safety and quality.
We serve our customers throughout their product lifecycles, from product design to manufacturing and delivery, helping to promote the sterility, effectiveness and safety of their products for the end user. We operate across two core businesses: sterilization services and lab services. Each of our businesses has a longstanding record and is a leader in its respective market, supported and connected by our core capabilities including deep end market, regulatory, technical and logistics expertise. The combination of Sterigenics, our terminal sterilization business, and Nordion, our Co-60 supply business, makes us the only vertically integrated global gamma sterilization provider in the sterilization industry. This provides us with additional insights and allows us to better serve our customers. For financial reporting purposes, our sterilization services business breaks out into two reportable segments, Sterigenics and Nordion, and our lab services business constitutes a third reportable segment, Nelson Labs.
For the year ended December 31, 2024, we recorded net revenues of $1,100.4 million, net income of $44.4 million, Adjusted Net Income of $198.5 million and Adjusted EBITDA of $548.6 million. Adjusted Net Income and Adjusted EBITDA are financial measures not based on any standardized methodology prescribed by U.S. Generally Accepted Accounting Principles (“GAAP”). For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income (loss), please see “Non-GAAP Financial Measures.”
TRENDS AND KEY FACTORS AFFECTING OUR RESULTS OF OPERATIONS
We expect that our performance and financial condition will continue to be driven by the key trends impacting our industries, customers and their end markets as outlined in Item 1, “Business.” In addition, we believe the following trends and key factors have underpinned our recent operating results and may continue to affect our performance and financial condition in future periods.
•Business and market conditions. Consolidated net revenues and Adjusted EBITDA for the year ended December 31, 2024 increased from the year ended December 31, 2023, which was primarily a result of favorable pricing and improvements in volume and mix across all three reportable segments, partially offset by unfavorable changes in foreign currency exchanges rates.
As discussed in Item 1A, “Risk Factors”, a portion of our supply of Co-60 is generated by Russian nuclear reactors. We continue to monitor the potential for disruption in the supply of Co-60 from Russian nuclear reactors. There was no impact to our supply or revenue in the year ended December 31, 2024.
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
•Litigation costs. We are currently the subject of tort lawsuits alleging injury by purported exposure to EO used, emitted or released by current facilities in Atlanta, Georgia and Vernon, California and our former facility in Willowbrook, Illinois. Additional EO lawsuits have been threatened relating to Sterigenics’ former facility in Willowbrook and existing facilities in Atlanta, Georgia; Charlotte, North Carolina; Grand Prairie, Texas; and Vernon, California and may be filed in the future relating to these or Sterigenics’ other EO facilities; these threats of additional EO lawsuits are comparable to threats that have similarly been made against other companies within our industry. In addition, we are defendants in a lawsuit brought by the State of New Mexico Attorney General alleging that emissions of EO from our Santa Teresa facility negatively impacted Santa Teresa and surrounding communities. We maintain that these facilities did not pose and do not pose any safety risk to their surrounding communities. We deny the allegations in these lawsuits and are vigorously defending against these claims. See Item 3, “Legal Proceedings” and Note 19, “Commitments and Contingencies,” to our consolidated financial statements.
For the years ended December 31, 2024, 2023 and 2022, we recorded costs of $32.7 million, $45.3 million and $72.6 million, respectively, representing professional fees and other expenses related to litigation associated with our EO sterilization facilities.

•Borrowings, financing costs and financial leverage. On May 30, 2024, the Company and SHH entered into Amendment No. 4 to the Senior Secured Credit Facilities, which provided for the issuance of term loans to the Company in an aggregate principal amount of $1,509.4 million maturing on May 30, 2031. On the same date, the Company issued Secured Notes in an aggregate principal amount of $750.0 million, which bear interest at an annual rate of 7.375% and mature on June 1, 2031. The proceeds from the Refinancing Term Loans and the issuance of the Secured Notes, along with cash on the balance sheet, were used to refinance all of the Company’s previously outstanding term loans due December 2026.
COMPONENTS OF OUR RESULTS OF OPERATIONS
Net Revenues
Service revenues primarily consist of revenue generated from contract sterilization and lab testing and advisory services within our Sterigenics and Nelson Labs segments, respectively. Service revenues also primarily consist of Co-60 installation and disposal revenues and gamma irradiation system refurbishments and installation services within our Nordion segment. Product revenues primarily consist of revenues generated from sales of Co-60 radiation sources and gamma irradiation systems. Provisions for discounts, rebates to customers, and other adjustments may be provided for as reductions in net revenues. Refunds, returns, warranties and other related obligations are not material to any of our business units, nor do we intend to incur material incremental costs to secure customer contracts.
Cost of Revenues
Our cost of revenues consists primarily of direct materials, utilities, labor and related benefit costs, and depreciation and amortization. Although the cost of utilities and direct materials can fluctuate, the remaining components of cost of revenues are generally more stable. Direct material costs relating to service revenues primarily includes EO gas, nitrogen gas and Co-60. The physical decay of Co-60 assets is included within depreciation expense as a cost of revenue. Direct material costs relating to product revenues also include the costs associated with acquiring Co-60 in finished or semi-finished form, acquiring Co-59 in a form ready for insertion into reactors for conversion into Co-60, the reactor time and associated services to convert Co-59 into Co-60, and parts and equipment associated with maintaining gamma irradiation systems.
Operating Expenses
SG&A Expenses
Selling, general and administrative expenses (“SG&A”) primarily consists of compensation and benefits costs and general operating and administrative expenses, including professional service fees (which include finance and legal costs), travel and entertainment expenses, and other general and administrative expenses. Share-based compensation expense is also included in SG&A.
 Amortization of Intangible Assets

Amortization of intangible assets primarily consists of expense associated with customer relationship intangible assets, the majority of which relate to the fair values attributed to these assets upon the recapitalization of the Company in connection with the acquisition by the Sponsors in 2015. These customer relationship intangible assets were initially assigned a weighted average useful life of ten years and have a remaining useful life of approximately one year. These customer relationship intangible assets accounted for approximately $48.4 million of our current annual amortization expense and are expected to be fully amortized in 2025. Amortization expense fluctuates when we have an acquisition, disposition, impairment charge, or as their useful lives expire.
Operating Income
Operating income represents gross profit, less SG&A and amortization of intangible assets.
Interest Expense, Net
Interest expense, net, represents interest paid or accruing on our outstanding indebtedness and the amortization of debt discount and debt issuance costs. Interest expense, net is primarily affected by changes in average outstanding indebtedness (including finance lease obligations) and variable interest rates. We present interest expense net of interest income, which primarily consists of interest earned on cash on hand.

Loss on Refinancing of Debt
Loss on refinancing of debt for the year ended December 31, 2024 occurred in connection with the refinancing of our capital structure in May 2024 and Amendment No. 3 (as defined below) to Revolving Credit Facility. The refinancing activity primarily resulted in the write off of certain unamortized debt issuance costs and discounts on the Term Loans due 2026. In addition, certain new debt issuance costs and discounts were expensed upon the issuance of the Refinancing Term Loans and Secured Notes.
Georgia EO litigation settlement
On October 16, 2023, the Company reached an agreement to resolve 79 EO claims in the State of Georgia. Under the terms of the agreements, the Company paid $35.0 million to settle the claims.
Illinois EO litigation settlement
On January 9, 2023, the Company reached agreements to settle approximately 880 pending and threatened EO claims in Illinois. Under the terms of the agreements, the Company paid $407.7 million to settle the claims.
Impairment of investment in unconsolidated affiliate
During the year ended December 31, 2022, we recorded an impairment charge of $9.6 million related to a joint venture investment, which was acquired as part of the 2020 acquisition of Iotron Industries Canada, Inc.. Due to a shift in business strategy, the joint venture did not proceed. Based on these facts and circumstances, we concluded that the investment was impaired as of June 30, 2022.
Other Income, Net
Other income, net primarily consists of changes in the fair value of the embedded derivatives in Nordion’s contracts, the net impact of pension related benefits and the income related to deferred income on a lease associated with the 2018 divestiture of the Medical Isotopes business.
Provision (Benefit) for Income Taxes
Provision for income taxes primarily consists of income taxes in foreign jurisdictions and U.S. federal and state income taxes.
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

For more information regarding our definition and calculation of Adjusted Net Income and Adjusted EBITDA, including information about its limitations as a tool for analysis and reconciliation to the most directly comparable financial measures calculated in accordance with GAAP, please see “Non-GAAP Financial Measures” within this Item 7.
Segment Income
Segment income is the primary earnings measure we use to evaluate the performance of our reportable segments, as disclosed in Note 21, “Segment and Geographic Information” to our consolidated financial statements. Costs associated with support functions that are not directly associated with one of the three reportable segments, such as corporate operating expenses for executive management, accounting, information technology, legal, human resources, treasury, investor relations, corporate development, tax, purchasing, and marketing, are allocated to the segments based on net revenue. Corporate operating expenses that are directly incurred by a segment are reflected in each segment’s income. Segment income excludes certain items which are included in “Income (loss) before taxes” as determined in our Consolidated Statements of Operations and Comprehensive Income (Loss).
CONSOLIDATED RESULTS OF OPERATIONS
The following section summarizes the consolidated results of operations for the years ended December 31, 2024 and 2023. The discussion of the consolidated results of operation for the years ended December 31, 2023 and 2022 are presented within our Annual Report on Form 10-K for the year ended December 31, 2023 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
Year Ended December 31, 2024 as compared to Year Ended December 31, 2023
The following table sets forth the components of our results of operations for the years ended December 31, 2024 and 2023.

(thousands of U.S. dollars)	2024	2023	$ Change	% Change

Total net revenues	$1,100,441	$1,049,288	$51,153	4.9%
Total cost of revenues	498,146	472,130	26,016	5.5%
Total operating expenses	304,669	300,466	4,203	1.4%
Operating income	297,626	276,692	20,934	7.6%
Net income	44,398	51,376	(6,978)	(13.6%)
Adjusted Net Income(1)	198,500	204,326	(5,826)	(2.9)%
Adjusted EBITDA(1)	548,574	528,029	20,545	3.9%
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

Total Net Revenues
The following table compares our revenues by type for the year ended December 31, 2024 to the year ended December 31, 2023.

(thousands of U.S. dollars) Net revenues for the year ended December 31,	2024	2023	$ Change	% Change

Service	$941,822	$905,598	$36,224	4.0%
Product	158,619	143,690	14,929	10.4%
Total net revenues	$1,100,441	$1,049,288	$51,153	4.9%
Net revenues were $1,100.4 million in the year ended December 31, 2024, an increase of $51.2 million, or 4.9%, as compared with the prior year. Net revenues in the year ended December 31, 2024 increased approximately 5.4% compared with the same period in 2023 on a constant currency basis.

Service revenues
Service revenues increased $36.2 million, or 4.0%, to $941.8 million in 2024 as compared to $905.6 million in 2023. Favorable pricing of $30.6 million and $6.7 million in the Sterigenics and Nelson Labs segments, respectively, coupled with an increase in service revenue volume and mix of $2.2 million and $1.0 million in the Sterigenics and Nelson Labs segments, respectively, were the primary drivers of service revenue growth. Partially offsetting these growth factors was a $2.2 million unfavorable impact from changes in foreign currency exchange rates across all segments as well as a decline in service revenue of $2.1 million in the Nordion segment.
Product revenues
Product revenues increased $14.9 million, or 10.4%, to $158.6 million in the year ended December 31, 2024 as compared to $143.7 million in the year ended December 31, 2023. Volume and mix growth of $10.3 million coupled with favorable pricing of $7.3 million were the primary drivers of the increase in product revenues. Partially offsetting these growth factors was an unfavorable change in foreign currency exchange rates of $2.7 million.
Total Cost of Revenues
The following table compares our cost of revenues by type for the year ended December 31, 2024 to the year ended December 31, 2023.

(thousands of U.S. dollars) Cost of revenues for the year ended December 31,	2024	2023	$ Change	% Change

Service	$439,543	$418,611	$20,932	5.0%
Product	58,603	53,519	5,084	9.5%
Total cost of revenues	$498,146	$472,130	$26,016	5.5%
Total cost of revenues accounted for approximately 45.3% and 45.0% of our consolidated net revenues for the years ended December 31, 2024 and 2023, respectively.
Cost of service revenues
Cost of service revenues increased $20.9 million for the year ended December 31, 2024 as compared to the prior year. The primary drivers of the increase in cost of service revenues were higher employee compensation costs of $10.1 million, a $5.1 million increase in depreciation related to capital assets recently placed in service and an increase in certain facility repairs and maintenance costs of $3.3 million. The remaining difference was primarily driven by other inflationary pressures. This was partially offset by favorable changes in foreign currency exchange rates of $1.2 million.
 Cost of product revenues
Cost of product revenues increased $5.1 million, or 9.5%, for the year ended December 31, 2024 as compared to the prior year. The increase was primarily a result of higher volumes of Co-60 shipments and supplier mix, which resulted in increases in direct material and material transportation costs of $4.8 million. Changes in foreign currency exchange rates resulted in a $0.8 million favorable impact to cost of product revenues.
Operating Expenses
The following table compares our operating expenses for the year ended December 31, 2024 to the year ended December 31, 2023:

(thousands of U.S. dollars) Operating expenses for the year ended December 31,	2024	2023	$ Change	% Change

Selling, general and administrative expenses	$242,630	$236,667	$5,963	2.5%
Amortization of intangible assets	62,039	63,799	(1,760)	(2.8)%
Total operating expenses	$304,669	$300,466	$4,203	1.4%

Operating expenses accounted for approximately 27.7% and 28.6% of our consolidated net revenues for the years ended December 31, 2024 and 2023, respectively.
SG&A
SG&A increased $6.0 million, or 2.5%, for the year ended December 31, 2024 as compared to the prior year. The increase was driven primarily by $9.9 million of incremental SG&A compensation related costs and a $4.5 million increase in share-based compensation expense, partially offset by a $9.5 million decrease in legal and other professional services expenses.
  Amortization of intangible assets
Amortization of intangible assets decreased $1.8 million, or 2.8%, for the year ended December 31, 2024, compared to the prior year, due primarily to changes in foreign currency exchange rates.
Interest Expense, Net
Interest expense, net increased $21.8 million, or 15.3%, for the year ended December 31, 2024 as compared to the prior year. Lower favorability from interest rate derivative activity of $15.0 million coupled with an $8.4 million decline in interest income on cash and cash equivalents on deposit at financial institutions were the primary drivers of the increase in interest expense, net.
Loss on Refinancing of Debt
Loss on refinancing of debt for the year ended December 31, 2024 was $24.2 million and primarily occurred in connection with the refinancing of our capital structure in May 2024 and Amendment No. 3 to Revolving Credit Facility. The refinancing activity resulted in the write off of certain unamortized debt issuance costs and discounts on the Term Loans due 2026. In addition, certain new debt issuance costs and discounts were expensed upon the issuance of the Refinancing Term Loans and Secured Notes.
Georgia EO litigation settlement
On October 16, 2023, the Company reached an agreement to resolve 79 pending EO claims in the State of Georgia. Under the terms of the agreement, the Company paid $35.0 million in January 2024 to settle the claims.
Foreign Exchange Loss
Foreign exchange loss was $0.2 million for the year ended December 31, 2024 and 2023. Foreign exchange gains and losses in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relates to short-term gains and losses on transactions denominated in currencies other than the functional currency of our operating entities. As described in Note 20, “Financial Instruments and Financial Risk”, we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.
Other Income, Net
Other income, net was $5.3 million for the year ended December 31, 2024, a decrease of $2.1 million, or 28.0%, as compared to the prior year. The fluctuation was primarily driven by a $3.9 million unfavorable change in the fair value of embedded derivatives in Nordion’s purchase and sales contracts, partially offset by $1.1 million of other income related to a tax credit incentive.
Provision for Income Taxes
Provision for income taxes was $69.5 million for the year ended December 31, 2024 as compared to $54.7 million in the prior year. The change was primarily attributable to higher pre-tax income of $113.9 million in the year ended December 31, 2024 compared to $106.0 million for the year ended December 31, 2023, and an incremental increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, partially offset by a decrease in Global Intangible Low Taxed Income (“GILTI”).
Provision for income taxes for the year ended December 31, 2024 differed from the statutory rate of 21% primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense and the foreign rate differential, partially offset by a benefit for state income taxes. The provision for income taxes for the year ended December 31, 2023 differed from the statutory rate of 21% primarily due to an increase in the the valuation allowance attributable to the limitation on the deductibility of interest expense as well as federal and state net operating loss carryforward balances, the impact of the foreign rate differential and GILTI, partially offset by a benefit for state income taxes.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the year ended December 31, 2024 was $44.4 million, as compared to net income of $51.4 million for the year ended December 31, 2023, primarily due to the factors described above. Adjusted Net Income was $198.5 million for the year ended December 31, 2024, as compared to $204.3 million for the year ended December 31, 2023, primarily due to the factors described above. Adjusted EBITDA was $548.6 million for the year ended December 31, 2024, as compared to $528.0 million for the year ended December 31, 2023, primarily due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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
Adjusted Net Income and Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted Net Income and Adjusted EBITDA rather than net income (loss), the nearest GAAP equivalent. For example, Adjusted Net Income and Adjusted EBITDA primarily exclude:
•certain recurring non-cash charges such as depreciation of fixed assets, although these assets may have to be replaced in the future, as well as amortization of acquired intangible assets and asset retirement obligations (“ARO”);
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
•expenses incurred in connection with the secondary offering of our common stock and other shareholder activities;
•expenses and charges related to the litigation, settlement agreements, and other activities associated with our EO sterilization facilities, including those related to Willowbrook, Illinois, Atlanta, Georgia, Santa Teresa, New Mexico and Vernon, California;

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
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net income	$44,398	$51,376
Amortization of intangible assets	79,377	81,348
Share-based compensation(a)	36,896	32,364
Loss on refinancing of debt(b)	24,168	—
Loss (gain) on foreign currency and derivatives not designated as hedging instruments, net(c)	2,448	(1,552)
Business optimization expenses(d)	7,504	7,662
Professional services relating to EO sterilization facilities(e)	32,694	45,312
Georgia EO litigation settlement(f)	—	35,000
Secondary offering and other shareholder activities(g)	1,864	—
Accretion of asset retirement obligations(h)	2,638	2,413
Income tax benefit associated with pre-tax adjustments(i)	(33,487)	(49,597)
Adjusted Net Income	198,500	204,326
Interest expense, net(j)	164,691	142,878
Depreciation(k)	82,420	76,577
Income tax provision applicable to Adjusted Net Income(l)	102,963	104,248
Adjusted EBITDA(m)	$548,574	$528,029
(a)Represents share-based compensation expense to employees and Non-Employee Directors. See Note 15, “Share-Based Compensation” for further information.
(b)Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the Refinancing Term Loans and the Secured Notes. The year ended December 31, 2024 also includes $0.7 million of debt refinancing costs related to Amendment No. 3 to the Senior Secured Credit Facilities.
(c)Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(d)Represents (i) certain costs related to acquisitions and the integration of recent acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, (iv) professional fees and other costs associated with business optimization, cost saving and other process enhancement projects, and (v) professional fees, payroll costs, and other costs, including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility. The year ended December 31, 2023 includes a $1.0 million cancellation fee received from a tenant in connection with the termination of an office space lease at the Nordion facility.
(e)Represents litigation and other professional fees associated with our EO sterilization facilities. Amounts presented for the year ended December 31, 2023 have been adjusted to exclude interest expense, net associated with Term Loan B due 2026 attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement.
(f)Represents the cost to settle 79 pending EO claims in Georgia under a settlement entered into on December 21, 2023. See Note 19, “Commitments and Contingencies.”
(g)Represents expenses incurred in connection with secondary offerings of our common stock that closed on March 4, 2024 and September 6, 2024 and legal, consulting, and other fees associated with shareholder engagement.

(h)Represents non-cash accretion of ARO related to Co-60 gamma and EO processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.
(i)Represents the income tax impact of adjustments calculated based on the tax rate applicable to each item. We eliminate the effect of tax rate changes as applied to tax assets and liabilities and unusual items from our presentation of adjusted net income.
(j)Interest expense, net presented in this reconciliation for the year ended December 31, 2023 has been adjusted to conform to the current year presentation to include interest expense, net on Term Loan B due 2026 attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement.
(k)Includes depreciation of Co-60 held at gamma irradiation sites. The year ended December 31, 2024 excludes accelerated depreciation associated with business optimization activities.
(l)Represents the difference between the income tax provision/benefit as determined under U.S. GAAP and the income tax benefit associated with pre-tax adjustments described in footnote (i).
(m)$97.1 million and $94.1 million of the adjustments for the year ended December 31, 2024 and 2023, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of ARO.
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
For more information regarding our reportable segments please refer to Item 1. “Business” and Note 21, “Segment and Geographic Information” to our consolidated financial statements.

Segment Results for the Years Ended December 31, 2024 and 2023
The following section summarizes the segment results for the years ended December 31, 2024 and 2023. The discussion of the segment results for the years ended December 31, 2023 and 2022 are presented within our Annual Report on Form 10-K for the year ended December 31, 2023 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results for the years ended December 31, 2023 and 2022.”
The following tables compare segment net revenue and segment income for the year ended December 31, 2024 to the year ended December 31, 2023:

	Year Ended December 31,
(in thousands)	2024	2023	$ Change	% Change

Net Revenues
Sterigenics	$697,853	$667,130	$30,723	4.6%
Nordion	173,355	160,459	12,896	8.0%
Nelson Labs	229,233	221,699	7,534	3.4%

Segment Income
Sterigenics	$378,171	$362,212	$15,959	4.4%
Nordion	101,220	96,678	4,542	4.7%
Nelson Labs	69,183	69,139	44	0.1%

Segment Income Margin
Sterigenics	54.2%	54.3%
Nordion	58.4%	60.3%
Nelson Labs	30.2%	31.2%
Net Revenues
Sterigenics net revenues were $697.9 million for the year ended December 31, 2024, an increase of $30.7 million, or 4.6%, as compared to the prior year. The increase was attributable to a favorable impact from pricing of 4.6% and changes in volume and mix of 0.3%, partially offset by unfavorable changes in foreign currency exchange rates of 0.3%.
Nordion net revenues were $173.4 million for the year ended December 31, 2024, an increase of $12.9 million, or 8.0%, as compared to the prior year. The increase was driven by growth from volume and mix and pricing of 4.9% and 5.2%, respectively, partially offset by unfavorable changes in foreign currency exchange rates of 2.1%.
Nelson Labs net revenues were $229.2 million for the year ended December 31, 2024, an increase of $7.5 million, or 3.4%, as compared to the prior year. The increase was attributable to a 3.0% favorable impact from pricing and 0.4% from changes in volume and mix.
Segment Income
Sterigenics segment income was $378.2 million for the year ended December 31, 2024, an increase of $16.0 million, or 4.4%, as compared to the prior year. The increase in segment income was driven mainly by favorable pricing, partially offset by inflation and certain facility repairs and maintenance costs.
 Nordion segment income was $101.2 million for the year ended December 31, 2024, an increase of $4.5 million, or 4.7%, as compared to the prior year. The increase in segment income was driven primarily by favorable pricing and higher volumes and mix, partially offset by supplier mix. The decrease in segment income margin was driven by higher employee compensation costs and unfavorable mix.
Nelson Labs segment income was $69.2 million for the year ended December 31, 2024, an increase of 0.1%, as compared to the prior year. Pricing and labor productivity improvements resulted in a favorable impact to segment income during the year ended December 31, 2024 compared to the prior year. Partially offsetting this and negatively impacting segment income margin were increases in employee compensation costs and unfavorable mix.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of December 31, 2024, we had $278.9 million of cash and cash equivalents. This is a decrease of $22.8 million from the balance at December 31, 2023. The decrease in cash and cash equivalents was attributable to $179.0 million of purchases of property, plant and equipment, $50.6 million of cash used in financing activities and a $17.4 million decline due to changes in foreign currency exchange rates, partially offset by $224.2 million of cash provided by operating activities. Our foreign subsidiaries held cash of approximately $259.8 million at December 31, 2024 and $224.1 million at December 31, 2023. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
Refer to “Debt Facilities” below within this Item, Note 9, “Long-Term Debt”, and Item 1A, “Risk Factors” - “Risks Related to Our Indebtedness and Liquidity” for additional information.
As described in more detail below, on March 1, 2024, the Company and SHH entered into Amendment No. 3 to the Revolving Credit Facility. Amendment No. 3 did not materially change the terms and conditions of the Credit Agreement, including with respect to the amount of commitments under the Revolving Credit Facility, which remain $423.8 million.
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
Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements (inclusive of debt service on our long-term debt), make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs that we expect to continue to incur for at least the next twelve months. Our primary long-term liquidity requirements beyond the next twelve months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of December 31, 2024, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of December 31, 2024, our interest rate derivatives limit our cash flow exposure of our variable rate borrowings under the Term Loans. Refer to Note 20, “Financial Instruments and Financial Risk”, “Derivative Instruments” for additional information regarding the interest rate limits used to manage economic risks associated with our variable rate borrowings. Refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for additional information about changes in interest rate risk.
Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the year ended December 31, 2024, our capital expenditures amounted to $179.1 million, compared to $215.0 million in the year ended December 31, 2023. Our capital expenditures for the year ended December 31, 2024 included approximately $32 million related to environmental facility enhancements.
In 2024, we expect to continue to invest in facility expansions, ongoing routine maintenance for existing facilities, and acquisition of Co-60 for use by our Sterigenics segment in its gamma irradiation facilities. In addition, we expect to invest in special projects related to development of new Co-60 supply sources and facility enhancements at our EO sterilization facilities. For 2025, it is estimated that approximately $46 million of capital expenditures will relate to environmental facility enhancements.

Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, SHH, our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (as amended through Amendment No. 4, the “Credit Agreement”). The total borrowing capacity under the Revolving Credit Facility is $423.8 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.
On May 30, 2024, the Company and SHH entered into Amendment No. 4 (“Amendment No. 4”) to the Senior Secured Credit Facilities. Among other changes, Amendment No. 4 provides for Refinancing Term Loans to SHH in an aggregate principal amount of $1,509.4 million. Pursuant to Amendment No. 4, the Refinancing Term Loans shall have an applicable interest rate margin per annum equal to (i) ABR plus 2.25% for ABR Loans (as defined in the Credit Agreement), (ii) daily simple Secured Overnight Financing Rate (“SOFR”) plus 3.25% for RFR Loans (as defined in the Credit Agreement) and (iii) Term SOFR plus 3.25% for Term Benchmark Loans (as defined in the Credit Agreement), in each case with a 0% applicable floor and the applicable interest rate margin shall be subject to a pricing step-down of 0.25% when the Senior Secured Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.30:1.00. The Refinancing Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031. The weighted average interest rate on borrowings under the Refinancing Term Loans for the year ended December 31, 2024 was 8.29%.

On May 30, 2024, SHH, the Company, certain subsidiaries of the Company (the “Guarantors”), and Wilmington Trust, National Association, as trustee, paying agent, registrar, transfer agent and notes collateral agent, entered into an Indenture (the “Indenture”) governing SHH’s $750.0 million aggregate principal amount of 7.375% senior secured notes due 2031 (the “Secured Notes”) issued in May 2024. The Secured Notes will pay interest semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024, at a rate of 7.375% per year, and will mature on June 1, 2031. The Secured Notes may be redeemed, at any time or from time to time, in whole or in part, on or after June 1, 2027 at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. At any time or from time to time, prior to June 1, 2027, the Secured Notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount thereof plus a make-whole premium, together with accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. In addition, at any time or from time to time, prior to June 1, 2027, SHH may redeem up to 40% of the aggregate principal amount of the Secured Notes (including any additional Secured Notes issued under the Indenture) with an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 107.375% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Further, at any time or from time to time, on or before June 1, 2027, SHH may redeem up to 10% of the then outstanding aggregate principal amount of Secured Notes (including any additional Secured Notes issued under the Indenture) during each of the twelve-month periods ending after the issue date, at a redemption price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date.

The obligations under the Indenture are secured on a first-lien basis by security interests in substantially all of the assets of SHH, the Company and the Guarantors (other than any excluded assets) that secure the Credit Agreement on a pari passu basis, subject to certain limitations, exceptions and permitted liens. These obligations are secured pursuant to a security agreement, dated as of May 30, 2024, by and among SHH, the Company, the other grantors party thereto, and Wilmington Trust, National Association (the “Security Agreement”), as may be amended from time to time, and related financing statements.
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

The Senior Secured Credit Facilities and the Indenture contain additional covenants that, among other things, restrict, subject to certain exceptions, limitations and qualifications, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur additional indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and the Indenture. The Senior Secured Credit Facilities and the Indenture also contain certain customary affirmative covenants and events of default, including upon a change of control. In addition, an event of default under the Senior Secured Credit Facilities and the Indenture would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of the greater of (i) $162.6 million or (ii) 30.0% of consolidated EBITDA or LTM EBITDA (as defined in the Credit Agreement and the Indenture, respectively) and the judgments were not stayed or remained undischarged for a period of 60 consecutive days. As of December 31, 2024, we were in compliance with all of the covenants under the Senior Secured Credit Facilities and the Indenture.
All of SHH’s obligations under the Senior Secured Credit Facilities and the Indenture are unconditionally guaranteed by the Company and each existing and subsequently acquired or organized direct or indirect wholly-owned domestic restricted subsidiary of the Company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences. All obligations under the Senior Secured Credit Facilities and the Indenture, and the guarantees of such obligations, are secured by substantially all assets of SHH and the guarantors, subject to permitted liens and other exceptions and exclusions, as outlined in the Senior Secured Credit Facilities, the Indenture and the Security Agreement.
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of December 31, 2024, the Company had $14.0 of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $409.8 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 20, “Financial Instruments and Financial Risk”, “Derivative Instruments.”
 Cash Flow Information
The following section summarizes cash flow information for the years ended December 31, 2024 and 2023. Cash flow information for the years ended December 31, 2023 and 2022 are presented within our Annual Report on Form 10-K for the year ended December 31, 2023 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

(thousands of U.S. dollars)	2024	2023

Net Cash Provided by (Used in):
Operating activities	$224,164	$(147,732)
Investing activities	(178,996)	(214,906)
Financing activities	(50,564)	265,959
Effect of foreign currency exchange rate changes on cash and cash equivalents	(17,393)	2,039
Net (decrease) increase in cash and cash equivalents, including restricted cash, during the period	$(22,789)	$(94,640)

Operating activities
Net cash provided by operating activities increased $371.9 million to net cash provided of $224.2 million for the year ended December 31, 2024 as compared to net cash used in operating activities of $147.7 million for the prior year. The increase in net cash provided by operating activities in 2024 compared to the prior year was due mainly to the timing of cash outflows for the Illinois and Georgia EO litigation settlements. Approximately $407.7 million was paid in June 2023 for the settlements of the Illinois EO claims, whereas $35.0 million was paid in January 2024 for settlement of the Georgia EO claims.

Investing activities
Net cash used in investing activities decreased $35.9 million to net cash used of $179.0 million in the year ended December 31, 2024 as compared to $214.9 million for the prior year. The variance was mainly driven by a decrease in capital expenditures of $35.9 million in the year ended December 31, 2024 compared to the prior year.
Financing activities
For the year ended December 31, 2024, net cash used in financing activities was $50.6 million compared to net cash provided by financing activities of $266.0 million for the year ended December 31, 2023 resulting in a net change of $316.5 million. The difference was mainly attributable to $5.0 million of debt repayments (net of debt proceeds) in the year ended December 31, 2024 as compared to $297.5 million of debt proceeds (net of repayments) in the year ended December 31, 2023 resulting in a $302.5 million net change in cash outflow. Cash outflows for debt issuance costs also increased $6.4 million during the year ended December 31, 2024 as compared to the prior year. In addition, a purchase option for a leased facility was exercised in the first quarter of 2024 resulting in a $6.7 million cash outflow.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table describes our significant contractual and other cash obligations as of December 31, 2024:

	Payments due by period
(thousands of U.S. dollars)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term debt (a)	$3,299,746	$183,748	$348,172	$362,490	$2,405,336
Lease obligations:
Finance (b)	165,197	9,245	19,012	19,573	117,367
Operating (c)	39,130	6,937	12,112	7,792	12,289
Supply and service obligations (d)	2,219,136	60,291	113,279	106,600	1,938,966
Direct material costs (e)	161,796	21,440	49,217	58,410	32,729
Total	$5,885,005	$281,661	$541,792	$554,865	$4,506,687
(a)Represents principal and interest payments on the Senior Secured Credit Facilities and Secured Notes. We have calculated the interest payments on the Senior Secured Credit Facilities using an assumed range of 6.91% to 7.84% based on anticipated forward movements in SOFR and the fixed rate of 7.375% for the Secured Notes. In addition, interest payments include the impact of existing interest rate swaps described in Note 20, “Financial Instruments and Financial Risk” in the notes to consolidated financial statements.
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
At December 31, 2024 and 2023, we had $58.5 million and $67.3 million, respectively, of standby letters of credit, surety bonds and other bank guarantees outstanding, primarily in favor of local and state licensing authorities for future decommissioning costs, and to support the unfunded portion of our pension obligation. We are obligated to provide financial assurance to local and state licensing authorities for possible future decommissioning costs associated with the various facilities that hold Co-60. At December 31, 2024 and 2023, $49.1 million and $48.2 million, respectively, of the standby letters of credit and surety bonds referenced above were outstanding in favor of the various local and state licensing authorities in the event we defaulted on our decommissioning obligation.

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
The Nelson Labs segment provides outsourced microbiological and analytical chemistry testing and advisory services for the medical device and pharmaceutical industries. We provide our customers mission-critical lab testing services, which assess the product quality, effectiveness, patient safety and end-to-end sterility of products. These services are necessary for our customers’ regulatory approvals, product releases and ongoing product performance evaluations. Nelson Labs services are generally provided on a fee-for-service or project basis, and we recognize revenues over time generally using an input measure of time incurred to determine progress completed at the end of the period. Revenue recognized over time in excess of the amount billed to the customer is recorded as a customer contract asset. When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. We utilize our customer relationship management system to assess time incurred and the extent of project completion at the end of the period.
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
At December 31, 2024, goodwill and intangible assets totaled $1,398.7 million, or 45.5% of our total assets. We consider the impairment analyses of these assets critical because of their quantitative significance to the Company and our segments.
Goodwill is assigned to our segments at December 31, 2024 as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2024	$653,222	$255,485	$172,366	$1,081,073
We performed a quantitative assessment of all reporting units (Sterigenics, Nordion and Nelson Labs) as of October 1, 2024. The fair value of each reporting unit was calculated using a discounted cash flow analysis which was dependent on subjective market participant assumptions determined by management. Assumptions used in the analyses included discount rates, revenue growth rates and projected operating cash flows. Estimates of future cash flows are based upon relevant data at a point-in-time, are subject to change, and could vary from actual results. Cash flows are based on recent historical results and are consistent with the Company’s near-term financial forecasts and long-term strategic plans. The estimated fair value of Sterigenics, Nordion and Nelson Labs each exceeded its carrying amount (including goodwill) by an adequate margin to support a positive assertion that goodwill is not impaired as of October 1, 2024. No factors were identified that would result in the potential impairment to the indefinite-lived intangible assets. There have been no other significant events or circumstances that occurred since the annual assessment date of October 1 that would change the conclusions reached above. We provide additional information about our goodwill and other indefinite-lived intangible assets in Note 7, “Goodwill and Other Intangible Assets” to our consolidated financial statements.
Income Taxes. We use the liability method of accounting for income taxes whereby we recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Measurements of deferred taxes requires the use of judgment with respect to the realization of tax basis. We periodically review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, expected timing of reversals of existing temporary timing differences and the implementation of tax planning strategies. Deferred tax assets will be reduced by a valuation allowance if, based on management’s estimate, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates used in the recognition of deferred tax assets are subject to revision in future periods based on new facts and circumstances. At December 31, 2024 and 2023, we maintained a valuation allowance of $160.6 million and $125.4 million, respectively, against our deferred tax assets, primarily attributable to the excess interest expense on our long-term debt in the United States, as well as state and foreign net operating loss carryforwards. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the effective income tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance, which would increase our effective income tax rate and could result in an adverse impact on our consolidated financial position or results of operations. Changes in our judgment related to the measurement of deferred tax assets and liabilities could materially impact our results of operations.
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
We are subject to taxation from federal, state, local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The United States Internal Revenue Service routinely conducts audits of our federal income tax returns. Additional information regarding income taxes is included in Note 10, “Income Taxes” to our consolidated financial statements.
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
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. If a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability is disclosed within our consolidated financial statements, together with an estimate of the range of possible loss if the range is determinable and material. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. For legal proceedings and claims described within our consolidated financial statements, we have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses, if a range is determinable. While it is not possible to determine the ultimate disposition of each of these matters, the ultimate resolution of pending regulatory and legal matters in future periods may have a material adverse effect on our financial condition, results of operations and/or liquidity. The Company may also incur material defense and settlement costs, diversion of management resources and other adverse effects on our business, financial condition, and/or results of operations. We record gain contingencies when realized and expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to Note 19, “Commitments and Contingencies,” to our consolidated financial statements.
The Company reached agreements to settle approximately 880 pending and threatened EO claims in the State of Illinois on January 9, 2023. Under the binding Settlement Agreements, the Company paid $407.7 million to settle the claims.
On October 16, 2023, the Company reached an agreement to resolve 79 EO claims in the State of Georgia. Under the terms of the agreements, the Company paid $35.0 million to settle the claims.
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
In March 2023, we entered into an interest rate swap agreement with a notional amount of $400.0 million. The interest rate swap’s effective date began on August 23, 2023 and expires on August 23, 2025. We designated the interest rate swap as a cash flow hedge designed to hedge the variability of cash flows attributable to changes in the SOFR benchmark interest rate of our Term Loan. We receive interest at the one-month Term SOFR rate and pay a fixed interest rate under the terms of the swap agreement.
In May 2022, we entered into two interest rate cap agreements with a combined notional amount of $1,000.0 million for a total option premium of $4.1 million. The interest rate caps became effective as of July 31, 2023 and expired on July 31, 2024. We designated these interest rate caps as cash flow hedges that were designed to hedge the variability of cash flows attributable to changes in the benchmark interest rate of our Term Loan. Under the current terms of the loan agreement, the benchmark interest rate index transitioned from LIBOR to Term SOFR on June 30, 2023. Accordingly, the interest rate cap agreements hedged the variability of cash flows attributable to changes in SOFR by limiting our cash flow exposure related to Term SOFR under a portion of our variable rate borrowings to 3.5%.
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
Based on our indebtedness outstanding as of December 31, 2024, the interest rate under our Term Loans that was in effect on December 31, 2024, and after applying the effects of interest rate caps and the swap referenced above, a 1.0% increase in the interest rate under our outstanding debt obligations as of December 31, 2024, would increase interest expense by approximately $11.1 million per year.
See Note 20, “Financial Instruments and Financial Risk” to our consolidated financial statements for a summary of the activity of the interest rate caps for the periods presented.
Foreign Currency Exchange Rate Risk
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

The Company also routinely enters into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries and non-functional currency assets and liabilities. The foreign currency forward contracts expire on a monthly basis. The net fair value of the outstanding foreign currency forward contracts was $0.1 million as of each of the years ended December 31, 2024 and 2023.
Approximately 44.0% of our revenues and 47.3% of our consolidated total assets as of December 31, 2024 were derived from operations outside the United States. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar had appreciated by 10% against the foreign currencies used by our operations in the year ended December 31, 2024, revenues would have been reduced by approximately $48.4 million and gross profit by approximately $26.1 million.
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

We have audited the accompanying consolidated balance sheets of Sotera Health Company (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Valuation of Nelson Labs Reporting Unit Goodwill
Description of the Matter
As disclosed in Note 7 to the consolidated financial statements, at December 31, 2024, the Company reported $1.1 billion of goodwill; of that, $172.4 million related to the Nelson Labs reporting unit. As explained in Note 1 to the consolidated financial statements, goodwill is tested for impairment annually as of October 1. Management performed a quantitative impairment assessment for its annual evaluation of the Nelson Labs reporting unit in 2024. As part of the quantitative impairment test, management estimated the fair value of the Nelson Labs reporting unit using the discounted cash flow method, a form of the income approach.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. This included controls over management's review of the significant assumptions described above.

To test the estimated fair value of the Nelson Labs reporting unit, we performed audit procedures that included, among others, assessing the valuation methodology, testing the significant assumptions described above, and testing the completeness and accuracy of the underlying data used by the Company in its analysis. As it pertains to the revenue growth rates and projected EBITDA margins, we compared the significant assumptions used by management to current industry data and historical performance. We performed sensitivity analyses of assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We evaluated the reconciliation of the fair value of the reporting units to the market capitalization of the Company. We also assessed the appropriateness of the disclosures in the consolidated financial statements. In addition, we involved our valuation specialists to assist with our evaluation of the methodology and significant assumptions used by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Cleveland, Ohio
February 27, 2025

Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$277,242	$296,407
Restricted cash short-term	1,623	5,247
Accounts receivable, net of allowance for uncollectible accounts of $2,532 and $4,689 as of December 31, 2024 and 2023, respectively	140,327	147,696
Inventories, net	49,158	48,316
Prepaid expenses and other current assets	51,031	53,846
Income taxes receivable	6,656	5,732
Total current assets	526,037	557,244
Property, plant, and equipment, net	1,036,892	946,914
Operating lease assets	27,551	24,037
Deferred income taxes	2,865	4,993
Post-retirement assets	42,524	28,482
Other assets	37,053	41,242
Other intangible assets, net	317,653	416,318
Goodwill	1,081,073	1,111,190
Total assets	$3,071,648	$3,130,420
Liabilities and equity
Current liabilities:
Accounts payable	$55,098	$71,039
Accrued liabilities	90,463	122,471
Deferred revenue	15,100	13,492
Current portion of long-term debt	14,803	4,797
Current portion of finance lease obligations	2,923	8,771
Current portion of operating lease obligations	5,056	5,934
Income taxes payable	7,559	4,150
Total current liabilities	191,002	230,654
Long-term debt	2,208,100	2,223,674
Finance lease obligations, less current portion	95,286	63,793
Operating lease obligations, less current portion	24,465	20,087
Noncurrent asset retirement obligations	49,319	47,944
Deferred lease income	16,784	18,762
Post-retirement obligations	7,863	8,439
Noncurrent liabilities	4,418	8,879
Deferred income taxes	69,500	64,454
Total liabilities	2,666,737	2,686,686
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at December 31, 2024 and 2023	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 shares authorized; no shares issued at December 31, 2024 and 2023	—	—
Treasury stock, at cost (2,571 and 3,207 shares at December 31, 2024 and 2023, respectively)	(23,434)	(27,182)
Additional paid-in capital	1,243,778	1,215,178
Retained deficit	(610,042)	(654,440)
Accumulated other comprehensive loss	(208,251)	(92,682)
Total equity	404,911	443,734
Total liabilities and equity	$3,071,648	$3,130,420
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Service	$941,822	$905,598	$864,828
Product	158,619	143,690	138,859
Total net revenues	1,100,441	1,049,288	1,003,687
Cost of revenues:
Service	439,543	418,611	390,860
Product	58,603	53,519	55,823
Total cost of revenues	498,146	472,130	446,683
Gross profit	602,295	577,158	557,004
Operating expenses:
Selling, general and administrative expenses	242,630	236,667	245,714
Amortization of intangible assets	62,039	63,799	62,940
Total operating expenses	304,669	300,466	308,654
Operating income	297,626	276,692	248,350
Interest expense, net	164,691	142,878	80,144
Loss on refinancing of debt	24,168	—	—
Georgia EO litigation settlement	—	35,000	—
Illinois EO litigation settlement	—	—	408,000
Impairment of investment in unconsolidated affiliate	—	—	9,613
Foreign exchange loss	199	159	145
Other income, net	(5,306)	(7,372)	(6,441)
Income (loss) before income taxes	113,874	106,027	(243,111)
Provision (benefit) for income taxes	69,476	54,651	(9,541)
Net income (loss)	$44,398	$51,376	$(233,570)
Other comprehensive income (loss), net of tax:
Pension and post-retirement benefits (net of taxes of $2,804, $(3,420) and $7,022, respectively)	$8,462	$(10,506)	$20,790
Interest rate derivatives (net of taxes of $(1,856), $(5,467) and $7,387, respectively)	(5,396)	(15,697)	20,939
Foreign currency translation	(118,635)	40,174	(64,816)
Comprehensive income (loss)	$(71,171)	$65,347	$(256,657)
Earnings (Loss) per share:
Basic	$0.16	$0.18	$(0.83)
Diluted	0.16	0.18	(0.83)
Weighted average number of shares outstanding:
Basic	282,784	281,008	280,096
Diluted	284,906	283,222	280,096
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income (loss)	$44,398	$51,376	$(233,570)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	84,260	76,577	64,000
Amortization of intangible assets	79,377	81,348	81,554
Loss on refinancing of debt	24,168	—	—
Impairment of investment in unconsolidated affiliate	—	—	9,613
Deferred income taxes	9,433	3,449	(73,960)
Share-based compensation expense	36,777	32,238	21,211
Accretion of asset retirement obligations	2,638	2,413	2,194
Unrealized foreign exchange (gain) loss	(18,337)	6,057	(3,984)
Unrealized loss (gain) on derivatives not designated as hedging instruments	2,213	(1,637)	2,977
Amortization of debt issuance costs	7,238	9,051	5,681
Other	(5,367)	(5,319)	(6,989)
Changes in operating assets and liabilities:
Accounts receivable	2,216	(21,724)	(12,555)
Inventories	(4,753)	(9,972)	14,441
Other current assets	3,598	4,003	(5,816)
Accounts payable	(6,644)	(5,333)	1,107
Accrued liabilities	7,114	3,500	20,595
Illinois EO litigation settlement	—	(407,712)	408,000
Georgia EO litigation settlement	(35,000)	35,000	—
Income taxes payable / receivable, net	1,470	924	(12,332)
Other liabilities	(3,793)	(1,733)	383
Other long-term assets	(6,842)	(238)	(4,589)
Net cash provided by (used in) operating activities	224,164	(147,732)	277,961
Investing activities:
Purchases of property, plant and equipment	(179,070)	(214,975)	(182,378)
Purchase of Regulatory Compliance Associates Inc., net of cash acquired	—	—	450
Other investing activities	74	69	32
Net cash used in investing activities	(178,996)	(214,906)	(181,896)
Financing activities:
Proceeds from revolving credit facility and long-term borrowings	2,259,350	500,000	200,000
Payment of revolving credit facility	—	(200,000)	—
Payments of debt issuance costs and debt discount	(32,071)	(25,645)	(31)
Payments of long-term borrowings	(2,264,373)	(2,500)	—
Buyout of leased facility	(6,736)	—	—
Shares withheld for employee taxes on equity awards	(4,428)	(4,089)	(393)
Other financing activities	(2,306)	(1,807)	(1,815)
Net cash (used in) provided by financing activities	(50,564)	265,959	197,761
Effect of exchange rate changes on cash and cash equivalents	(17,393)	2,039	(4,456)
Net (decrease) increase in cash and cash equivalents, including restricted cash	(22,789)	(94,640)	289,370
Cash and cash equivalents, including restricted cash, at beginning of period	301,654	396,294	106,924
Cash and cash equivalents, including restricted cash, at end of period	$278,865	$301,654	$396,294
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$179,924	$173,842	$75,849
Cash paid during the period for income taxes, net of tax refunds received	65,829	50,210	75,496
Purchases of property, plant and equipment included in accounts payable	10,180	16,720	16,413
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at January 1, 2022	282,985	$2,860	$(33,545)	$1,172,593	$(472,246)	$(83,566)	$586,096
Share-based compensation plans	(564)	—	3,770	17,029	—	—	20,799
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	20,790	20,790
Foreign currency translation	—	—	—	—	—	(64,816)	(64,816)
Interest rate derivatives, net of tax	—	—	—	—	—	20,939	20,939
Net loss	—	—	—	—	(233,570)	—	(233,570)
Balance at December 31, 2022	282,421	2,860	(29,775)	1,189,622	(705,816)	(106,653)	350,238
Share-based compensation plans	409	—	2,593	25,556	—	—	28,149
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(10,506)	(10,506)
Foreign currency translation	—	—	—	—	—	40,174	40,174
Interest rate derivatives, net of tax	—	—	—	—	—	(15,697)	(15,697)
Net income	—	—	—	—	51,376	—	51,376
Balance at December 31, 2023	282,830	2,860	(27,182)	1,215,178	(654,440)	(92,682)	443,734
Share-based compensation plans	636	—	3,748	28,600	—	—	32,348
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	8,462	8,462
Foreign currency translation	—	—	—	—	—	(118,635)	(118,635)
Interest rate derivatives, net of tax	—	—	—	—	—	(5,396)	(5,396)
Net income	—	—	—	—	44,398	—	44,398
Balance at December 31, 2024	283,466	$2,860	$(23,434)	$1,243,778	$(610,042)	$(208,251)	$404,911
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
We operate and report in three segments, Sterigenics, Nordion and Nelson Labs. We describe our reportable segments in Note 21, “Segment and Geographic Information.” All intercompany balances and transactions have been eliminated in consolidation.
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
Inventories – Inventories as of December 31, 2024 and 2023 are held at Nordion. Inventories are stated at the lower of cost or net realizable value. Cost of material, labor, and manufacturing overhead are determined using standard cost, which approximates average cost. We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record a reserve for excess and obsolete inventory, which was immaterial at December 31, 2024 and 2023, when the facts and circumstances indicate that particular inventories will not be usable. If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write-down inventory values and record an adjustment to cost of revenues.
Property, Plant, and Equipment – Property, plant, and equipment is carried at cost, or initially at fair value if acquired in an acquisition, less accumulated depreciation and amortization. Except for Co-60, a radioactive isotope used in gamma radiation sterilization, all property, plant, and equipment depreciation is computed using the straight-line method over estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the term of the related lease, whichever is shorter. Co-60 is amortized using an accelerated method, which relates to the natural radioactive decay of the isotope over its estimated useful life which is approximately twenty years. Amortization of Co-60 is included within depreciation expense as a cost of revenue. Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally one to five

Sotera Health Company
Notes to Consolidated Financial Statements
years. For software obtained or developed for internal use, all external direct costs for materials and services and certain personnel costs incurred to develop the software during the application development stage are capitalized. At December 31, 2024 and 2023, we had undepreciated software costs of $11.4 million and $7.9 million, respectively, included in property, plant, and equipment, net. We recognized $4.2 million, $3.3 million and $2.2 million, of depreciation expense related to software costs for the years ending December 31, 2024, 2023 and 2022, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
We performed a quantitative assessment of all reporting units (Sterigenics, Nordion and Nelson Labs) as of October 1, 2024. The fair value of each reporting unit was calculated using a discounted cash flow analysis which was dependent on subjective market participant assumptions determined by management. We further corroborated these discounted cash flow analyses utilizing a market approach to determine the estimated enterprise fair value. Assumptions used in the analyses included discount rates, revenue growth rates and projected operating cash flows. Estimates of future cash flows are based upon relevant data at a point-in-time, are subject to change, and could vary from actual results. The estimated fair value of each reporting unit exceeded its carrying amount by a sufficient margin to support a positive assertion that goodwill is not impaired. We performed a qualitative impairment assessment to evaluate any potential impairment to the indefinite-lived intangible assets. We considered significant events and circumstances that could affect the significant inputs used to determine the estimated fair value of the indefinite-lived intangible assets, and determined, after considering the totality of evidence that it is not more likely than not that the indefinite-lived intangible assets are impaired. There have been no other significant events or circumstances that occurred since the annual assessment date of October 1 that would change the conclusions reached above.
Derivative Instruments – We may enter into derivative instruments and hedging activities to manage, where possible and economically efficient, commodity price risk, foreign currency exchange rate risk and interest rate risk related to borrowings. We also have identified embedded derivatives in certain supply and customer contracts. Certain interest rate derivatives are designated as cash flow hedges allowing for changes in fair value to be recorded through “Other comprehensive income (loss).” Amounts in accumulated other comprehensive income (loss) will be reclassified into earnings in the same periods during which the hedged transaction affects earnings and are presented in “Interest expense, net” within the Consolidated Statements of Operations and Comprehensive Income (Loss). Derivatives not designated as hedges are recorded at fair value on the Consolidated Balance Sheets, with any changes in the value being recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the same line item as the corresponding hedged item. We classify cash flows from derivative instruments and hedging activities as cash flows from operating activities in the Consolidated Statements of Cash Flows. To the extent derivative arrangements are with the same counterparty and contractual right of offset exists under applicable master agreements, we offset assets and liabilities for reporting on the Consolidated Balance Sheets.
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
We recognize the over/under funded status of defined benefit pension and post-retirement benefits plans in our Consolidated Balance Sheets. This amount is measured as the difference between the fair value of plan assets and the projected benefit obligation (“PBO”). Changes in the funded status of the plans are recorded in other comprehensive income (loss) in the year they occur. We measure plan assets and obligations as of the balance sheet date. We provide additional information about our pension and other post-retirement benefits plans in Note 11, “Employee Benefits.”
Amortization of net gain or loss included in accumulated other comprehensive income (loss) is reclassified to net periodic pension cost if, as of the beginning of the year, that gain or loss exceeds 10% of the greater of the PBO or the market related value of the plan assets (the ‘corridor’). As most of the plan’s participants are no longer actively accruing benefits, the average remaining life expectancy is used.
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
No customer accounted for 10% or more of accounts receivable at December 31, 2024 and 2023, or 10% or more of net revenues for the years ended December 31, 2024, 2023 and 2022.
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
Gains or losses arising from foreign currency transactions are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) as foreign exchange loss (gain). The Company routinely enters into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries and non-functional currency assets and liabilities. The foreign currency forward contracts expire on a monthly basis. For the years ended December 31, 2024, 2023 and 2022, foreign exchange loss related primarily to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities.

Sotera Health Company
Notes to Consolidated Financial Statements
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
Share-Based Compensation – Equity-based awards issued to employees under the Sotera Health Company 2020 Omnibus Incentive Plan (“2020 Plan”) include restricted stock units (“RSUs”) and stock options that vest over time. Prior to our initial public offering (the “IPO” as described in Note 14, “Stockholders' Equity”), equity-based awards were issued to employees and non-employee directors in the form of partnership interests in our predecessor, Sotera Health Topco Parent, L.P. (“Topco Parent”), which vested based on either time (“time vesting awards”) or the achievement of certain performance and market conditions (“performance awards” and, together with the time vesting awards, the “pre-IPO awards”). In connection with the IPO, Topco Parent made in-kind distributions of restricted shares of our common stock to holders of pre-IPO awards as described in Note 14, “Stockholders' Equity.” The restricted shares of our common stock distributed in respect of pre-IPO time vesting awards vest through June 2025; expense related to these unvested awards will be recognized over the remaining vesting period. Expense attributable to the performance awards was recognized in its entirety in the year ended December 31, 2020 as

Sotera Health Company
Notes to Consolidated Financial Statements
the related performance conditions were considered probable of achievement and the implied service condition was met. Share-based compensation expense is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), primarily within “Selling, general and administrative expenses” at the grant date fair value over the requisite service period (one to four years for awards granted under the 2020 Plan and five years for time vesting pre-IPO awards on a straight-line basis). Fair value of the pre-IPO awards was estimated on the date of grant using a simulation-based option valuation model incorporating multiple and variable assumptions over time, including assumptions such as employee forfeitures, unit price volatility and dividend assumptions. We use the Black-Scholes option pricing model to measure the grant date fair value of stock options awarded under the 2020 Plan using certain valuation assumptions. Share-based compensation expense for all awards recognizes forfeitures as they occur.
Earnings (Loss) Per Share – In periods in which the Company has net income, earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and securities that participate in dividends (“participating securities”). Our unvested restricted common stock distributed in respect of partnership interests in Topco Parent (“pre-IPO Class B-1 restricted stock awards”) has the right to receive non-forfeitable dividends or dividend equivalents if the Company declares dividends on its common stock. Under the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings (loss) per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period, if dilutive, in which case the dilutive effect of such securities is calculated using the more dilutive of (a) the two-class method, or (b) treasury stock method, as applicable, to the potentially dilutive instruments. Unvested restricted common stock is not included in the weighted average common shares outstanding figure within earnings per share until the period in which the vesting condition is satisfied. In periods in which the Company has a net loss, the two-class method is not applicable because the pre-IPO Class B-1 restricted stock awards do not participate in losses. Refer to Note 16, “Earnings (Loss) Per Share” for additional information.
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
2.Recent Accounting Standards
Adoption of Accounting Standard Updates
In the year ended December 31, 2024, we adopted Accounting Standards Update (“ASU”) 2023-07-Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 require an entity to provide enhanced disclosures about significant segment expenses. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.
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

Sotera Health Company
Notes to Consolidated Financial Statements
In November 2024, the FASB issued ASU 2024-03-Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU requires entities to disaggregate certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The Company is in the process of evaluating the impact of this standard on our consolidated financial statements and disclosures. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 and clarifies that entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is in the process of evaluating the impact of this standard on our consolidated financial statements and disclosures.
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$697,853	$171,285	$—	$869,138
Over time	—	2,070	229,233	231,303
Total	$697,853	$173,355	$229,233	$1,100,441

	Year Ended December 31, 2023
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$667,130	$153,747	$—	$820,877
Over time	—	6,712	221,699	228,411
Total	$667,130	$160,459	$221,699	$1,049,288

	Year Ended December 31, 2022
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$626,646	$147,499	$—	$774,145
Over time	—	6,140	223,402	229,542
Total	$626,646	$153,639	$223,402	$1,003,687
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $15.1 million and $13.5 million at December 31, 2024 and 2023, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
4.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2024	2023
Raw materials and supplies	$42,408	$43,411
Work-in-process	929	471
Finished goods	6,039	4,670
	49,376	48,552
Reserve for excess and obsolete inventory	(218)	(236)
Inventories, net	$49,158	$48,316

Sotera Health Company
Notes to Consolidated Financial Statements
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2024	2023
Prepaid taxes	$4,993	$4,129
Prepaid business insurance	6,993	7,174
Prepaid rent	1,223	1,150
Customer contract assets	15,213	17,785
Current deposits	807	715
Prepaid maintenance contracts	638	422
Value added tax receivable	3,614	4,306
Prepaid software licensing	2,590	2,503
Stock supplies	4,025	3,669
Embedded derivatives	2,689	1,225
Other	8,246	10,768
Prepaid expenses and other current assets	$51,031	$53,846
6.Property, Plant and Equipment
Property, plant, and equipment, net, consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2024	2023
Land and buildings	$418,038	$345,309
Leasehold improvements	98,028	82,582
Machinery, equipment, including Co-60	757,568	710,000
Furniture and fixtures	9,118	8,754
Computer hardware and software	58,767	51,437
Asset retirement costs	7,368	6,590
Construction-in-progress	250,418	247,019
	1,599,305	1,451,691
Less accumulated depreciation	(562,413)	(504,777)
Property, plant and equipment, net	$1,036,892	$946,914
Depreciation and amortization expense for property, plant, and equipment, including property under finance leases, was $84.3 million, $76.6 million and $64.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Capitalized interest totaled $16.2 million, $12.2 million and $3.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was recorded as a reduction in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Sotera Health Company
Notes to Consolidated Financial Statements
7.Goodwill and Other Intangible Assets
Changes to goodwill during the years ended December 31, 2024 and 2023 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at January 1, 2023	$657,458	$270,966	$173,344	$1,101,768
Changes due to foreign currency exchange rates	2,430	5,963	1,029	9,422
Goodwill at December 31, 2023	659,888	276,929	174,373	1,111,190
Changes due to foreign currency exchange rates	(6,666)	(21,444)	(2,007)	(30,117)
Goodwill at December 31, 2024	$653,222	$255,485	$172,366	$1,081,073
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2024
Finite-lived intangible assets
Customer relationships	$646,965	$537,871
Proprietary technology	73,464	52,976
Trade names	2,531	1,651
Land-use rights	8,493	2,008
Sealed source and supply agreements	192,630	110,668
Other	4,344	3,655
Total finite-lived intangible assets	928,427	708,829

Indefinite-lived intangible assets
Regulatory licenses and other(a)	72,550	—
Trade names / trademarks	25,505	—
Total indefinite-lived intangible assets	98,055	—
Total	$1,026,482	$708,829

As of December 31, 2023	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$657,673	$485,188
Proprietary technology	84,918	56,846
Trade names	2,567	1,207
Land-use rights	8,756	1,855
Sealed source and supply agreements	208,919	107,561
Other	4,517	2,905
Total finite-lived intangible assets	967,350	655,562

Indefinite-lived intangible assets
Regulatory licenses and other(a)	78,684	—
Trade names / trademarks	25,846	—
Total indefinite-lived intangible assets	104,530	—
Total	$1,071,880	$655,562

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
Amortization expense for finite-lived intangible assets was $79.4 million, $81.3 million, and $81.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. $62.0 million, $63.8 million, and $62.9 million was included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022, whereas the remainder was included in “Cost of revenues.”
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
2025	$41,338
2026	21,379
2027	20,303
2028	19,755
2029	19,645
Thereafter	97,178
Total	$219,598
The weighted-average remaining amortization periods of the finite-lived intangible assets by major intangible asset class as of December 31, 2024 were as follows:

(in years)	Weighted average remaining amortization period
Customer relationships	8.4
Proprietary technology	10.0
Trade names	1.8
Land-use rights	31.7
Sealed source and supply agreements	10.0
Other	1.0

Sotera Health Company
Notes to Consolidated Financial Statements
8.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2024	2023
Accrued employee compensation	$37,018	$35,037
Georgia EO litigation settlement reserve	—	35,000
Illinois EO litigation settlement reserve	—	288
Other legal reserves	—	1,480
Accrued interest expense	25,321	26,681
Embedded derivatives	4,098	414
Professional fees	12,572	12,691
Accrued utilities	1,651	2,056
Insurance accrual	2,326	2,922
Accrued taxes	3,923	2,407
Other	3,554	3,495
Accrued liabilities	$90,463	$122,471
9.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of December 31, 2024	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured notes due 2031	$750,000	$(3,707)	$—	$746,293
Term loan due 2031	1,505,577	(6,508)	(22,459)	1,476,610
	2,255,577	(10,215)	(22,459)	2,222,903
Less current portion	15,094	(65)	(226)	14,803
Long-term debt	$2,240,483	$(10,150)	$(22,233)	$2,208,100

(thousands of U.S. dollars)
As of December 31, 2023	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Term loan, due 2026	$1,763,100	$(1,606)	$(10,298)	$1,751,196
Term loan B, due 2026	497,500	(7,616)	(12,609)	477,275
	2,260,600	(9,222)	(22,907)	2,228,471
Less current portion	5,000	(76)	(127)	4,797
Long-term debt	$2,255,600	$(9,146)	$(22,780)	$2,223,674
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, SHH, our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (as amended through Amendment No. 4, the “Credit Agreement”). The total borrowing capacity under the Revolving Credit Facility is $423.8 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to

Sotera Health Company
Notes to Consolidated Financial Statements
request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.
On May 30, 2024, the Company and SHH entered into Amendment No. 4 (“Amendment No. 4”) to the Senior Secured Credit Facilities. Among other changes, Amendment No. 4 provides for Refinancing Term Loans to SHH in an aggregate principal amount of $1,509.4 million. Pursuant to Amendment No. 4, the Refinancing Term Loans shall have an applicable interest rate margin per annum equal to (i) ABR plus 2.25% for ABR Loans (as defined in the Credit Agreement), (ii) daily simple Secured Overnight Financing Rate (“SOFR”) plus 3.25% for RFR Loans (as defined in the Credit Agreement) and (iii) Term SOFR plus 3.25% for Term Benchmark Loans (as defined in the Credit Agreement), in each case with a 0.00% applicable floor and the applicable interest rate margin shall be subject to a pricing step-down of 0.25% when the Senior Secured Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.30:1.00. The Refinancing Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031. The weighted average interest rate on borrowings under the Refinancing Term Loans for the year ended December 31, 2024 was 8.29%.

On May 30, 2024, SHH, the Company, certain subsidiaries of the Company (the “Guarantors”), and Wilmington Trust, National Association, as trustee, paying agent, registrar, transfer agent and notes collateral agent, entered into an Indenture (the “Indenture”) governing SHH’s $750.0 million aggregate principal amount of 7.375% senior secured notes due 2031 (the “Secured Notes”) issued in May 2024. The Secured Notes will pay interest semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2024, at a rate of 7.375% per year, and will mature on June 1, 2031. The Secured Notes may be redeemed, at any time or from time to time, in whole or in part, on or after June 1, 2027 at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. At any time or from time to time, prior to June 1, 2027, the Secured Notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount thereof plus a make-whole premium, together with accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. In addition, at any time or from time to time, prior to June 1, 2027, SHH may redeem up to 40% of the aggregate principal amount of the Secured Notes (including any additional Secured Notes issued under the Indenture) with an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 107.375% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Further, at any time or from time to time, on or before June 1, 2027, SHH may redeem up to 10% of the then outstanding aggregate principal amount of Secured Notes (including any additional Secured Notes issued under the Indenture) during each of the twelve-month periods ending after the issue date, at a redemption price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date.

The obligations under the Indenture are secured on a first-lien basis by security interests in substantially all of the assets of SHH, the Company and the Guarantors (other than any excluded assets) that secure the Credit Agreement on a pari passu basis, subject to certain limitations, exceptions and permitted liens. These obligations are secured pursuant to a security agreement, dated as of May 30, 2024, by and among SHH, the Company, the other grantors party thereto, and Wilmington Trust, National Association (the “Security Agreement”), as may be amended from time to time, and related financing statements.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The Senior Secured Credit Facilities and the Indenture contain additional covenants that, among other things, restrict, subject to certain exceptions, limitations and qualifications, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur additional indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and the Indenture. The Senior Secured Credit Facilities and the Indenture also contain certain customary affirmative covenants and events of default, including upon a change of control. In addition, an event of default under the Senior Secured Credit Facilities and the Indenture would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of the greater of (i) $162.6 million or (ii) 30.0% of consolidated EBITDA or LTM EBITDA (as defined in the Credit Agreement and the Indenture, respectively) and the judgments were not stayed or remained undischarged for a period of 60 consecutive days. As of December 31, 2024, we were in compliance with all of the covenants under the Senior Secured Credit Facilities and the Indenture.
All of SHH’s obligations under the Senior Secured Credit Facilities and the Indenture are unconditionally guaranteed by the Company and each existing and subsequently acquired or organized direct or indirect wholly-owned domestic restricted subsidiary of the Company, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences. All obligations under the Senior Secured Credit Facilities and the Indenture, and the guarantees of such obligations, are secured by substantially all assets of SHH and the guarantors, subject to permitted liens and other exceptions and exclusions, as outlined in the Senior Secured Credit Facilities, the Indenture and the Security Agreement.
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of December 31, 2024, the Company had $14.0 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $409.8 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 20, “Financial Instruments and Financial Risk”, “Derivative Instruments.”

Aggregate Maturities

Aggregate maturities of the Company’s long-term debt, excluding debt issuance costs and discounts, as of December 31, 2024, are as follows:

(thousands of U.S. dollars)
2025	$15,094
2026	15,094
2027	15,094
2028	15,094
Thereafter	2,195,201
Total	$2,255,577

Sotera Health Company
Notes to Consolidated Financial Statements
10.Income Taxes
The geographic sources of income (loss) before income taxes were as follows:

(thousands of U.S. dollars)
Year ended December 31,	2024	2023	2022
U.S.	$(116,049)	$(100,635)	$(418,308)
Foreign	229,923	206,662	175,197
Income (loss) before income taxes	$113,874	$106,027	$(243,111)
Provision (benefit) for income taxes consisted of the following:

(thousands of U.S. dollars)
Year ended December 31,	2024	2023	2022
Current
Federal U.S.	$708	$(3,809)	$12,841
State U.S.	1,100	924	5,082
Foreign	58,235	54,087	46,496
Total current provision	60,043	51,202	64,419
Deferred
Federal U.S.	13,645	6,933	(52,382)
State U.S.	(837)	(619)	(17,919)
Foreign	(3,375)	(2,865)	(3,659)
Total deferred provision (benefit)	9,433	3,449	(73,960)
Total provision (benefit) for income taxes	$69,476	$54,651	$(9,541)
The provision (benefit) for income taxes is reconciled with the U.S. federal statutory rate as follows:

(thousands of U.S. dollars)
Year ended December 31,	2024	2023	2022
Provision (benefit) computed at federal statutory rate	$23,914	$22,265	$(51,053)
Increase (decrease) in taxes as a result of:
State taxes, net of federal benefit	(2,840)	(2,889)	(20,359)
Valuation allowance	35,660	19,494	53,860
Global intangible low-tax income (“GILTI”)	1,691	4,861	1,427
Nondeductible share-based compensation	3,859	3,192	2,510
Foreign tax rate differential	11,893	10,595	8,335
Impact of rate changes on deferred tax balances	(914)	(92)	(1,184)
Tax holiday	(1,335)	(1,082)	(605)
Audit settlement	17	739	276
Tax credits	(259)	—	(172)
Other	(2,210)	(2,432)	(2,576)
Total provision (benefit) for income taxes	$69,476	$54,651	$(9,541)

Sotera Health Company
Notes to Consolidated Financial Statements
The components of the tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

(thousands of U.S. dollars)
As of December 31,	2024	2023
Net operating loss carryforwards	$56,097	$71,552
Net capital loss carryforwards	2,890	4,686
Reserves and accruals	14,785	26,591
Employee benefits and compensation	10,481	8,519
Asset retirement obligations	11,506	11,140
Lease liability	7,783	8,733
Disallowed interest carryforward	167,369	129,320
Other	8,804	10,806
Deferred tax assets before valuation allowance	279,715	271,347
Valuation allowance	(160,595)	(125,435)
Net deferred tax assets	119,120	145,912

Depreciation and amortization	(170,646)	(195,450)
Reserves and accruals	(11,240)	(7,931)
Other	(3,869)	(1,992)
Total deferred tax liabilities	(185,755)	(205,373)
Net deferred tax liabilities	$(66,635)	$(59,461)
Noncurrent net deferred tax assets	$2,865	$4,993
Noncurrent net deferred tax liabilities	(69,500)	(64,454)
Noncurrent net deferred tax liabilities	$(66,635)	$(59,461)
At December 31, 2024 and 2023, the Company had available U.S. federal net operating loss carryforwards of $164.1 million and $235.0 million, respectively, which have no expiration date. At December 31, 2024 and 2023, the Company had available state net operating loss carryforwards of $293.8 million and $298.8 million, respectively, of which $89.6 million and $103.6 million have no expiration date, and foreign net operating loss carryforwards of approximately $21.4 million and $23.4 million, respectively, the majority of which have no expiration date. At December 31, 2024 and 2023, a valuation allowance was established against foreign net operating loss carryforwards for $3.6 million and $4.4 million, respectively. At December 31, 2024 there is no valuation allowance against U.S. federal net operating loss carryforwards as we expect these deferred tax assets will be realized. At December 31, 2023 we established a valuation allowance against U.S. federal net operating loss carryforwards of $6.8 million. At December 31, 2024 and 2023, we also established a valuation allowance against U.S. state net operating loss carryforwards for $12.5 million and $11.3 million, respectively. Based on management’s assessment, it is not more likely than not that these deferred tax assets will be realized through future taxable income.
At December 31, 2024, a deferred tax liability of $3.8 million was recorded for repatriation of earnings for purposes of the Company’s consolidated financial statements as these earnings are not deemed to be indefinitely reinvested. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.
As of December 31, 2024 and 2023, the gross reserve for uncertain tax positions, excluding accrued interest and penalties, was $0.
The Company recognizes interest and penalties as part of the provision for income taxes. For the years ended December 31, 2024, 2023 and 2022, interest and penalties related to uncertain income tax positions that were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) were not material.

Sotera Health Company
Notes to Consolidated Financial Statements
The Company, which represents all of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal, state, and local tax examinations before 2016, and non-U.S. income tax examinations by tax authorities for years before 2012. Tax years through December 31, 2018 have been audited by the Internal Revenue Service and are effectively closed for U.S. federal income tax purposes and no other fiscal years are currently under audit. For Nordion’s Canadian tax, all tax years through October 31, 2018 have been closed through audit or statute, and no other fiscal years are currently under audit.
A portion of the Company’s foreign operations benefit from a tax holiday, which is set to expire in 2030. This tax holiday may be terminated early if certain conditions are not met. The tax benefit attributable to this holiday was $1.3 million and $1.1 million for the fiscal years ended December 31, 2024 and 2023, respectively.
11.Employee Benefits
Employee Retirement Benefits in the U.S.
We have a defined-contribution retirement plan that covers all U.S. employees upon date of hire. Contributions are directed by each participant into various investment options. Under this plan, we match participants’ contributions based on plan provisions. The Company’s contributions, which are expensed as incurred, were $6.0 million, $5.7 million, and $5.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, and are recorded in the same line as the respective employee’s wages. Administrative expenses related to the plan are paid by the Company and are not material.
Employee Retirement Benefits Outside the U.S.
The Company participates in qualified supplemental retirement and savings plans in various countries outside the U.S. where we operate. Under these defined-contribution plans, funding and costs are generally based upon a predetermined percentage of employee compensation. The Company’s contributions, which are expensed as incurred and recorded in the same line as the respective employee’s wages, were $1.7 million, $1.7 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Defined Benefit Pension Plans
The Company also sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined benefit pension plan
The following defined benefit pension plan disclosure relates to Nordion. Certain immaterial foreign defined benefit pension plans have been excluded from the table below. The interest cost, expected return on plan assets and amortization of net actuarial loss are recorded in “Other (income) expense, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic pension benefit for the defined benefit plans were as follows:

Year ended December 31,
(thousands of U.S. dollars)	2024	2023	2022
Service cost	$570	$525	$969
Interest cost	10,435	10,917	7,411
Expected return on plan assets	(15,823)	(16,108)	(14,421)
Net periodic benefit	$(4,818)	$(4,666)	$(6,041)

Sotera Health Company
Notes to Consolidated Financial Statements
The following weighted average assumptions were used in the determination of the PBO and the net periodic benefit:

Year ended December 31,	2024	2023
Projected benefit obligation
Discount rate	4.65%	4.65%
Rate of compensation increase	3.00%	3.00%
Periodic benefit
Discount rate	4.65%	5.19%
Expected return on plan assets	6.25%	6.50%
Rate of compensation increase	3.00%	3.00%
The changes in the PBO, fair value of plan assets, and the funded status of the plans are as follows:

(thousands of U.S. dollars)
As of December 31,	2024	2023
Change in projected benefit obligation:
Projected benefit obligation, as of beginning of the year	$239,947	$217,582
Service cost	732	681
Interest cost	10,435	10,917
Benefits paid	(12,737)	(12,305)
Actuarial loss	935	17,934
Foreign currency exchange rate changes	(18,679)	5,138

Projected benefit obligation, end of year	$220,633	$239,947

Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the year	$268,424	$253,130
Actual return on plan assets	27,925	21,163
Benefits paid	(12,737)	(12,305)
Employer contributions	604	496
Employee contributions	162	156
Foreign currency exchange rate changes	(21,675)	5,784

Fair value of plan assets, end of year	$262,703	$268,424

Funded status at end of year	$42,070	$28,477

Accumulated benefit obligation, end of year	$218,122	$237,016
All defined benefit pension plans are overfunded as of December 31, 2024 and December 31, 2023.
The funded status, measured as the difference between the fair value of the plan assets and the PBO, are included in “Post-retirement assets” for overfunded plans and “Post-retirement obligations” for underfunded plans in the Consolidated Balance Sheets.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets is as follows:

(thousands of U.S. dollars)
As of December 31,	2024	2023
Projected benefit obligation	$220,633	$239,947
Fair value of plan assets	262,703	268,424
Plan assets greater than projected benefit obligation (noncurrent assets)	42,070	28,477
Unrecognized net actuarial (gain) loss	(107)	11,429
The following table illustrates the amounts in accumulated other comprehensive (income) loss that have not yet been recognized as components of pension expense:

(thousands of U.S. dollars)
As of December 31,	2024	2023
Net actuarial (gain) loss	$(107)	$11,429
Deferred income taxes	27	(2,919)
Accumulated other comprehensive (income) loss – net of tax	$(80)	$8,510
We do not expect to reclassify any of the net actuarial gain in accumulated other comprehensive income to net periodic pension income in the next twelve months.
The weighted average asset allocation of the Company’s pension plans was as follows:

Asset Category	Target	2024	2023
Cash	0.0%	0.6%	0.7%
Fixed income	54.0%	52.3%	43.7%
Equities	27.0%	25.9%	34.0%
Hedge funds	19.0%	21.2%	21.6%
Total	100.0%	100.0%	100.0%
The Company maintains target allocation percentages among various asset classes based on investment policies established for the pension plans, which are designed to maximize the total rate of return (income and appreciation) after inflation, within the limits of prudent risk taking, while providing for adequate near-term liquidity for benefit payments. Such investment strategies have adopted an equity-based philosophy to achieve their long-term investment goals by investing in assets that often have uncertain returns, such as Canadian and other foreign equities, and non-government bonds, although the Company also attempts to reduce the overall level of risk by diversifying the asset classes and further diversifying within each individual asset class.
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
Valuation Methodologies
Below is a description of the composition and valuation methodologies for pension plan assets. Refer to the discussion of fair value hierarchy in Note 20, “Financial Instruments and Financial Risk.”
Cash and cash equivalents – Consists of deposits with financial institutions and other short-term highly liquid investments with an original maturity of three months or less. Cash and cash equivalents are categorized as Level 1 instruments in the fair value hierarchy.

Sotera Health Company
Notes to Consolidated Financial Statements
Fixed income securities, equity securities and hedge fund assets - These assets are invested in managed funds that are measured at fair value using the net asset value per share practical expedient and, therefore, are not categorized in the fair value hierarchy.
Expected future benefit payments from plan assets are as follows:

(thousands of U.S. dollars)
Year Ended December 31,
2025	$12,969
2026	13,260
2027	13,571
2028	13,708
2029	13,839
2030 - 2034	70,473
$137,820
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
The interest cost and amortization of net actuarial (gain) loss are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic benefit cost for the other benefit plans were as follows:

(thousands of U.S. dollars)
Year Ended December 31,	2024	2023	2022
Service cost	$10	$9	$16
Interest cost	371	398	284
Amortization of net actuarial gain	(170)	(197)	(171)
Net periodic benefit cost	$211	$210	$129
The weighted average assumptions used to determine the PBO and net periodic pension cost for these plans were as follows:

Year Ended December 31,	2024	2023
Projected benefit obligation:
Discount rate	4.65%	4.65%
Rate of compensation increase	3.00%	3.00%
Initial health care cost trend rate	7.00%	7.00%
Ultimate health care cost trend rate	4.00%	4.00%
Years until ultimate trend rate is reached	15	16
Benefit cost:
Discount rate	4.65%	5.19%
Rate of compensation increase	3.00%	3.00%

Sotera Health Company
Notes to Consolidated Financial Statements
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have had the following impact on our consolidated financial statements in 2024:

(thousands of U.S. dollars)	1% Increase	1% Decrease
Change in net periodic benefit cost	$22	$(19)
Change in projected benefit obligation	490	(417)
The changes in the projected benefit obligation and the funded status of the other post-retirement plans were as follows:

(thousands of U.S. dollars)
As of December 31,	2024	2023
Change in projected benefit obligation:
Projected benefit obligation	$8,964	$8,391
Service cost	10	9
Interest cost	371	398
Benefits paid	(609)	(665)
Actuarial loss	211	509
Plan participant contributions	132	129
Foreign currency exchange rate changes	(704)	193

Projected benefit obligation, end of year	$8,375	$8,964

Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the year	$525	$481
Benefits paid	(187)	(183)
Employer contributions	216	216
Foreign currency exchange rate changes	(42)	11

Fair value of plan assets, end of year	$512	$525

Underfunded status at end of year	$(7,863)	$(8,439)

Accumulated benefit obligation, end of year	$8,364	$8,943
All other post-retirement benefit pension plans are underfunded as of December 31, 2024 and 2023.
A reconciliation of the funded status to the net plan liabilities recognized in the Consolidated Balance Sheets is as follows:

(thousands of U.S. dollars)
As of December 31,	2024	2023
Projected benefit obligation	$8,375	$8,964
Fair value of plan assets	512	525
Plan assets less than projected benefit obligation (noncurrent liabilities)	(7,863)	(8,439)
Unrecognized actuarial gains	(1,549)	(2,074)
The other benefit plan liabilities are presented on the Consolidated Balance Sheets as “Post retirement obligations.”

Sotera Health Company
Notes to Consolidated Financial Statements
The following table illustrates the amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of other benefit plan expense:

(thousands of U.S. dollars)
As of December 31,	2024	2023
Net actuarial gain	$(1,549)	$(2,074)
Deferred income taxes	444	585
Accumulated other comprehensive income – net of tax	$(1,105)	$(1,489)
Based on the actuarial assumptions used to develop the Company’s benefit obligations as of December 31, 2024, the following benefit payments are expected to be made to plan participants:

(thousands of U.S. dollars)
Years ended December 31
2025	$613
2026	536
2027	558
2028	487
2029	488
2030 - 2034	2,490
Total	$5,172
The Company currently has no funding requirements as the Nordion pension plan had a going concern surplus as of January 1, 2024, as defined by Canadian federal regulations, which require solvency testing on defined benefit pension plans on an annual basis.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of cash payment into the pension fund. As of December 31, 2024 and 2023, we had letters of credit outstanding relating to the defined benefit plans totaling $6.4 million and $16.0 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations, and any voluntary contributions.
12.Related Parties
For the years ended December 31, 2024, 2023 and 2022, the Company did not engage in any material related party transactions.
13.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.

Sotera Health Company
Notes to Consolidated Financial Statements
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – January 1, 2022	$(17,581)		$(66,389)	$404		$(83,566)
Other comprehensive income (loss) before reclassifications	20,803		(64,816)	20,939		(23,074)
Amounts reclassified from accumulated other comprehensive income (loss)	(13)	(a)	—	—	(b)	(13)
Net current-period other comprehensive income (loss)	20,790		(64,816)	20,939		(23,087)
Ending balance – December 31, 2022	$3,209		$(131,205)	$21,343		$(106,653)

Beginning balance – January 1, 2023	$3,209		$(131,205)	$21,343		$(106,653)
Other comprehensive income (loss) before reclassifications	(10,308)		40,174	6,441		36,307
Amounts reclassified from accumulated other comprehensive income (loss)	(198)	(a)	—	(22,138)	(b)	(22,336)
Net current-period other comprehensive income (loss)	(10,506)		40,174	(15,697)		13,971
Ending balance – December 31, 2023	$(7,297)		$(91,031)	$5,646		$(92,682)

Beginning balance – January 1, 2024	$(7,297)		$(91,031)	$5,646		$(92,682)
Other comprehensive income (loss) before reclassifications	8,632		(118,635)	4,449		(105,554)
Amounts reclassified from accumulated other comprehensive income (loss)	(170)	(a)	—	(9,845)	(b)	(10,015)
Net current-period other comprehensive income (loss)	8,462		(118,635)	(5,396)		(115,569)
Ending balance – December 31, 2024	$1,165		$(209,666)	$250		$(208,251)
(a)For defined benefit pension and other post-retirement plans, amounts reclassified from accumulated other comprehensive income (loss) are recorded to “Other income, net” within the Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)For interest rate derivatives, amounts reclassified from accumulated other comprehensive income (loss) are recorded to “Interest expense, net” within the Consolidated Statements of Operations and Comprehensive Income (Loss).
14.Stockholders’ Equity
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
15.Share-Based Compensation
Pre-IPO Awards
Prior to our IPO, the Company’s equity-based awards issued to service providers (including directors and employees) included partnership interests in Topco Parent (Class B-1 or B-2 Units) which vested based on either time or the achievement of certain performance and market conditions (the “pre-IPO awards”). These equity-based awards represented an interest in our former parent and were granted in respect of services provided to the Company and its subsidiaries. In connection with the IPO, our former parent made in-kind distributions of shares of our common stock to its limited partners. At the time of the IPO, there were fewer than 60 individuals who received shares in the in-kind distribution; while this distribution represented a modification to the existing awards, there was no associated change in compensation expense because the fair value of the distributed shares immediately before and after the distribution was the same.
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
Restricted stock distributed in respect of pre-IPO Class B-2 Units were considered performance vesting units. The required performance threshold for the vesting of B-2 restricted stock was the first date on which (i) our Sponsors received actual cash proceeds in an amount equal to or in excess of at least two and one-half times their invested capital in Topco Parent (of which the Company was a direct wholly-owned subsidiary prior to the IPO) and (ii) the Sponsors’ internal rate of return exceeded 20%, subject to such grantee’s continued services through such date. Both performance thresholds were satisfied on March 4, 2024 and, as a result, all outstanding B-2 Units were fully vested as of that date. Share-based compensation expense attributed to the pre-IPO Class B-2 awards was recorded in the fourth quarter of 2020 as the related performance conditions were considered probable of achievement and the implied service conditions were met.
We recognized $1.6 million, $2.0 million and $2.1 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the years ended December 31, 2024, 2023, and 2022, respectively.

Sotera Health Company
Notes to Consolidated Financial Statements

A summary of the activity for the years ended December 31, 2024, 2023 and 2022 related to the restricted stock distributed to the Company service providers in respect of the pre-IPO awards (Class B-1 and B-2) is presented below:

	Restricted Stock - Pre-IPO B-1	Restricted Stock - Pre-IPO B-2
At January 1, 2022	1,206,089	2,023,959
Forfeited	(54,333)	(925,544)
Vested	(435,665)	—
At December 31, 2022	716,091	1,098,415
Forfeited	(16,243)	(111,304)
Vested	(347,401)	—
At December 31, 2023	352,447	987,111
Forfeited	(2,651)	—
Vested	(278,345)	(987,111)
At December 31, 2024	71,451	—
The following table provides a summary of the weighted average unit grant date fair value, weighted average remaining contractual term, total compensation cost and unrecognized compensation cost for the pre-IPO awards:

December 31, 2024	Restricted Stock - Pre-IPO B-1
(dollars in millions, except per award values)
Weighted average grant date fair value per unit of unvested units(a)	$6.32
Weighted average remaining contractual term	0.4 years
Total compensation cost recognized during 2024	$1.6
Unrecognized compensation expense at December 31, 2024	$0.5
(a)Due to the in-kind distribution of shares of our common stock in connection with our IPO described above, the weighted average grant date fair value per unit is not comparable to the IPO share price.

2020 Omnibus Incentive Plan
We maintain the 2020 Plan that allows for grants of incentive stock options to employees (including employees of any of our subsidiaries), nonstatutory stock options, restricted stock awards (“RSAs”), RSUs and other cash-based, equity-based or equity-related awards to employees, directors, and consultants, including employees or consultants of our subsidiaries. A maximum of 27.9 million shares of common stock may be issued under the 2020 Plan. At December 31, 2024, 15.6 million shares were available for future issuance. The Company plans to issue shares available under the 2020 Plan or shares from treasury to satisfy requirements of awards paid with shares.
We recognize share-based compensation expense at grant date fair value over the requisite service period on a straight-line basis in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses.” We recognized $35.2 million ($16.4 million for stock options and $18.8 million for RSAs and RSUs), $30.4 million ($14.4 million for stock options and $16.0 million for RSUs) and $19.1 million ($7.8 million for stock options and $11.3 million for RSUs) of share-based compensation expense for these awards for the years ending December 31, 2024, 2023 and 2022, respectively.

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
Weighted-average grant-date fair values of stock options and the assumptions used in estimating the fair values are as follows:

For the year ended December 31,	2024	2023	2022
Weighted average grant date fair value per option	$7.35	$7.13	$4.86
Expected term (years)	6 years	6 years	5.8 years
Risk-free interest rate	4.2%	4.2%	3.4%
Expected volatility	46.8%	50.0%	45.7%
Stock options generally vest ratably over a period of two to four years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the year ended December 31, 2024:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (millions of U.S. dollars)
Outstanding at the beginning of the year	6,972,661	$15.17
Granted	1,615,721	14.57
Forfeited	(260,331)	18.76
Outstanding at the end of the year	8,328,051	$14.94	7.6 years	$19.9
Exercisable at the end of the year	5,730,231	$14.41	7.1 years	$—
Unvested at the end of the year	2,597,820	$16.12	8.6 years	$—
At December 31, 2024, the total unrecognized compensation expense related to stock options expected to be recognized over the weighted-average period of approximately 1.8 years is $12.5 million. The total fair value of stock options vested during the years ended December 31, 2024, 2023 and 2022 was $16.3 million, $10.6 million and $4.4 million, respectively.
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on the market price on the date of grant. The following table summarizes our unvested RSUs activity for the year ended December 31, 2024:

	Number of Shares	Weighted-average Grant Date Fair Value
Unvested at the beginning of the year	2,298,836	$13.81
Granted	1,233,596	14.05
Forfeited	(190,297)	12.27
Vested	(1,063,598)	14.52
Unvested at the end of the year	2,278,537	$13.73
As of December 31, 2024, total unrecognized compensation expense related to RSUs expected to be recognized over the weighted-average period of approximately 1.7 years is $18.7 million. The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $15.4 million, $14.1 million and $5.7 million, respectively.

Sotera Health Company
Notes to Consolidated Financial Statements
16.Earnings (Loss) Per Share
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
Our basic and diluted earnings (loss) per common share are calculated as follows:

	Year Ended December 31,
in thousands of U.S. dollars and share amounts (except per share amounts)	2024	2023	2022
Earnings (loss):
Net income (loss)	$44,398	$51,376	$(233,570)
Less: Allocation to participating securities	59	287	—
Net income (loss) attributable to Sotera Health Company common stockholders	$44,339	$51,089	$(233,570)
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	282,784	281,008	280,096
Dilutive effect of potential common shares(a)	2,122	2,213	—
Weighted-average common shares outstanding - diluted	284,906	283,222	280,096
Earnings (loss) per Common Share:
Net income (loss) per common share attributable to Sotera Health Company common stockholders - basic	$0.16	$0.18	$(0.83)
Net income (loss) per common share attributable to Sotera Health Company common stockholders - diluted	0.16	0.18	(0.83)
(a)As the Company reported a net loss for the year ended December 31, 2022, the calculation of diluted weighted average common shares outstanding is not applicable for the year ended December 31, 2022 because the effect of including the potential common shares would be anti-dilutive.
Diluted earnings per shares does not consider the following potential common shares as the effect would be anti-dilutive:

	Year Ended December 31,
in thousands of share amounts	2024	2023	2022
RSUs	34	291	2,467
Stock options	5,469	4,108	5,990
Total anti-dilutive securities	5,503	4,399	8,457

Sotera Health Company
Notes to Consolidated Financial Statements
17.Leases
We lease certain facilities and equipment under various non-cancelable leases. Most of our real property leases provide for renewal periods and rent escalations and stipulate that we pay taxes, maintenance, and certain other operating expenses applicable to the leased premises.
The components of lease expense were as follows:

	Year Ended December 31,
(thousands of U.S. dollars)	2024	2023	2022
Operating lease costs (a)	$13,267	$13,920	$15,122
Finance lease costs:
Amortization of right of use assets	8,438	8,152	6,368
Interest on lease liabilities	6,064	4,394	3,454
Total finance lease costs	14,502	12,546	9,822
Total lease costs	$27,769	$26,466	$24,944
(a)Includes $1.5 million, $1.4 million, and $1.3 million of short-term lease costs in the years ended December 31, 2024, 2023, and 2022, respectively.
Lease terms and discount rates were as follows:

	Year Ended December 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	7.3 years	5.7 years
Finance leases	15.2 years	14.0 years
Weighted average discount rate:
Operating leases	6.57%	5.92%
Finance leases	6.55%	5.76%
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(thousands of U.S. dollars)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,382	$10,067	$11,112
Operating cash flows for finance leases	6,277	3,988	2,932
Finance cash flows for finance leases	8,088	1,823	1,066

Supplemental non-cash information was as follows:

	Year Ended December 31,
(thousands of U.S. dollars)	2024	2023	2022
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$10,550	$4,559	$1,338
Finance leases	36,016	14,770	18,286

Sotera Health Company
Notes to Consolidated Financial Statements
Maturities of lease liabilities as of December 31, 2024 are as follows:

(thousands of U.S. dollars)	Operating Leases	Finance Leases	Total
2025	$6,937	$9,245	$16,182
2026	6,572	9,365	15,937
2027	5,540	9,647	15,187
2028	4,293	9,947	14,240
2029	3,499	9,626	13,125
2030 and Thereafter	12,289	117,367	129,656
Total lease payments	39,130	165,197	204,327
Less imputed interest	(9,609)	(66,988)	(76,597)
Total lease liabilities	$29,521	$98,209	$127,730
18.Asset Retirement Obligations (“ARO”)
Our ARO represent the present value of future remediation costs and an increase in the carrying amounts of the related assets in property, plant and equipment in the Consolidated Balance Sheets. The capitalized future site remediation costs are depreciated and the ARO are accreted over the life of the related assets which is included in depreciation and amortization expense within cost of revenues, respectively.
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
Each year, we review decommissioning costs and consider changes in marketplace rates. The following table describes changes to our ARO liability during the years presented:

(thousands of U.S. dollars)
For the years ended December 31,	2024	2023
ARO – beginning of period	$47,944	$45,482
Liabilities settled	—	(2,896)
Changes in estimates	1,240	2,133
Accretion expense	2,638	2,413
Foreign currency exchange and other	(2,503)	812
ARO – end of period	$49,319	$47,944
We recorded depreciation expense on the ARO of $0.4 million, $0.4 million and $0.3 million, for the years ended December 31, 2024, 2023, and 2022 respectively.
We are obligated to provide financial assurance to local and state licensing authorities for possible future decommissioning costs associated with the various facilities that hold Co-60. At December 31, 2024 and 2023, $49.1 million and $48.2 million, respectively, of the standby letters of credit referenced above and surety bonds were outstanding in favor of the various local and state licensing authorities in the event we defaulted on our decommissioning obligation.

Sotera Health Company
Notes to Consolidated Financial Statements
19.Commitments and Contingencies

We depend on a limited number of suppliers and our agreements with these suppliers account for material portions of our supply and direct material costs. These costs include obligations under various supply agreements in our Nordion segment for
Co-60 that are enforceable and legally binding on us. As of December 31, 2024, we had minimum purchase commitments primarily with domestic and international suppliers of raw materials for the Nordion business totaling $2,219.1 million. The terms of these long-term supply or service arrangements range from 1 to 39 years. In addition, our Sterigenics segment has obligations to purchase ethylene oxide (“EO”). Our contract to purchase EO in the U.S. requires us to purchase all of our requirements from one supplier, and our contracts to purchase EO outside the U.S. generally require that we purchase a specified percentage of our requirements for our operations in the countries covered by those contracts. We expect to utilize the
Co-60 and EO encompassed by these agreements in the normal course of our business and therefore our commitments under these agreements are not recognized on the consolidated balance sheets as a liability.

From time to time, we may be or are subject to various lawsuits and other claims, as well as gain contingencies, in the ordinary course of our business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. We assess these regulatory and legal actions to determine if a contingent liability should be recorded. In making these determinations, we may, depending on the nature of the matter, consult with internal and external legal counsel and technical experts.

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

California

As of December 31, 2024, subsidiaries of the Company and other parties were defendants in four lawsuits in Los Angeles County Superior Court in which the plaintiffs are asserting 33 claims for personal injuries and wrongful death allegedly resulting from emissions and releases of EO from Sterigenics’ Vernon facilities (the “Vernon Cases”). The Vernon Cases have been assigned to one judge and discovery is underway.

We are vigorously defending the Vernon Cases.

Georgia

Subsidiaries of the Company and other parties are defendants in lawsuits in Georgia in which plaintiffs allege personal injuries, wrongful death and property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility (the “Atlanta Cases”).

Sotera Health Company
Notes to Consolidated Financial Statements

As of December 31, 2024, subsidiaries of the Company and other parties were defendants in 313 personal injury and wrongful death claims in the State Court of Cobb County (the “Georgia Trial Court”) and 312 of the claims have been consolidated for pretrial purposes (the “Consolidated Personal Injury Cases”). The Consolidated Personal Injury Cases are governed by a case management order pursuant to which general causation issues in a pool of eight cases are to be adjudicated in Phase 1 and specific causation issues in the pool cases are to be adjudicated in Phase 2; the remaining Consolidated Personal Injury Cases (including ten cases that include both personal injury and property claims) are stayed. On November 22, 2024, the Georgia Trial Court issued a Phase 1 ruling on general causation issues granting in part and denying in part defendants’ motions to exclude certain Phase 1 expert testimony and defendants’ motions for summary judgment on Phase 1 issues (the “Phase 1 Ruling”). Both plaintiffs and defendants appealed the Phase 1 Ruling and these appeals are pending before the Georgia Court of Appeals. Phase 2 discovery in the pool cases is scheduled to take place through May 2025. One lawsuit has not been consolidated and the parties have jointly requested the Georgia Trial Court to stay the case along with the stayed cases in the Consolidated Personal Injury Cases.

As of December 31, 2024, subsidiaries of the Company and other parties were also defendants in a lawsuit pending in the Georgia Trial Court in which employees of a sterilization customer of Sterigenics allege they were injured while working at the customer’s distribution facility by exposure to residual EO allegedly emanating from products of the customer that had been sterilized by Sterigenics. Pursuant to the customer’s contract with Sterigenics, the customer is indemnifying Sterigenics against this lawsuit and discovery is underway.

As of December 31, 2024, subsidiaries of the Company were also defendants in 345 property devaluation lawsuits pending in the Georgia Trial Court that have been consolidated for pretrial purposes (the “Consolidated Property Cases”). A pool of nine of the Consolidated Property Cases are proceeding under case management orders and the remaining cases are stayed.

We are vigorously defending the Atlanta Cases.

Illinois

As of December 31, 2024, subsidiaries of the Company and other parties were defendants in 96 lawsuits in Illinois in which plaintiffs allege personal injuries or wrongful deaths resulting from purported emissions and releases of EO from Sterigenics’ former Willowbrook facility (the “Willowbrook Cases”). The Willowbrook Cases are pending in the Circuit Court of Cook County and have been assigned to a single judge for coordinated discovery and pretrial proceedings. Two of the Willowbrook Cases are set for trial in April 2025 and five of the Willowbrook Cases are set for trial in June 2025.

We are vigorously defending the Willowbrook Cases.

New Mexico

The Company and certain subsidiaries are defendants in a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico in which the New Mexico Attorney General (“NMAG”) alleges that emissions and releases of EO from Sterigenics’ facility in Santa Teresa have deteriorated the air quality in surrounding communities and materially contributed to increased health risks for residents of those communities. In April 2024, the Court of Appeals of the State of New Mexico denied the NMAG’s petition for leave to file an interlocutory appeal of an August 2023 order granting Sterigenics’ motion for summary judgment on strict liability, the Unfair Practices Act claim, and the claims for decreased property values, increased healthcare costs and medical monitoring costs. The case has been remanded to the District Court of Doña Ana County for further proceedings on the remaining claims. The case is set for trial in July 2026.

We are vigorously defending the NMAG’s remaining claims.

* * *

Additional EO lawsuits have been threatened relating to Sterigenics’ former facility in Willowbrook and existing facilities in Atlanta, Georgia; Charlotte, North Carolina; Grand Prairie, Texas; and Vernon, California and may be filed in the future relating to these or Sterigenics’ other EO facilities; these threats of additional EO lawsuits are comparable to threats that have

Sotera Health Company
Notes to Consolidated Financial Statements
similarly been made against other companies within our industry. Based on our view of the strength of the science and related evidence that emissions of EO from Sterigenics’ operations have not caused and could not have caused the harms alleged in such lawsuits, we believe that losses in the remaining or future EO cases through trials and any appeals that may prove necessary are not probable. Although the Company is vigorously defending against the EO tort claims, future settlements of EO tort claims are reasonably possible. The previously disclosed settlements of certain cases related to our facilities in Willowbrook and Atlanta Settlements and the resolution of the tort lawsuit pending in the United States District Court for the District of New Mexico (as previously disclosed in Note 14, Commitments and Contingencies of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024) were driven by dynamics unique to the claims that were settled and thus should not give rise to presumptions that the Company will settle additional EO tort claims and/or that any such settlements will be for comparable amounts.

Potential trial and settlement outcomes can vary widely based on a host of factors. EO tort lawsuits will be presided over by different judges, tried by different counsel presenting different evidence and decided by different juries. The substantive and procedural laws of jurisdictions vary and can meaningfully impact the litigation process and outcome of a case. Each plaintiff’s claim involves unique facts and evidence including the circumstances of the plaintiff’s alleged exposure, the type and severity of the plaintiff’s disease, the plaintiff’s medical history and course of treatment, the location of and other factors related to the plaintiff’s real property, and other circumstances. The outcomes of trials before juries are rarely certain and a judgment rendered or settlement reached in one case is not necessarily representative of potential outcomes of other seemingly comparable cases. As a result, it is not possible to estimate a reasonably possible loss or range of loss with respect to any future EO tort lawsuit, trial or settlement.

Insurance Coverage for Environmental Liabilities

An environmental liability insurance policy under which we have received coverage for the EO tort lawsuits in Georgia, Illinois and New Mexico described above had limits of $10.0 million per occurrence and $20.0 million in the aggregate. Those per occurrence and aggregate limits were fully utilized in the defense of the Georgia, Illinois and New Mexico litigation. Our insurance for future alleged environmental liabilities excludes coverage for EO claims.

We are pursuing additional insurance coverage for our legal expenses related to EO tort lawsuits. In 2021, Sterigenics filed an insurance coverage lawsuit in the U.S. District Court for the Northern District of Illinois (the “Illinois District Court”) relating to two commercial general liability policies issued in the 1980s (the “Northern District of Illinois Coverage Lawsuit”). The Illinois District Court issued an order declaring that the defendant insurer owes a duty to Sterigenics and another insured party to defend the Willowbrook Cases (the “Duty to Defend Order”) and entered judgment for Sterigenics in January 2024 in the amount of $110.2 million for certain defense costs incurred in the Willowbrook Cases as of August 2022 (the “Defense Costs Judgment”). The defendant insurer has appealed the Duty to Defend Order and Defense Costs Judgment; briefing is complete, and oral argument was held before the United States Court of Appeals for the Seventh Circuit on September 25, 2024.

Sterigenics is also a party in insurance coverage lawsuits pending in the Circuit Court of Cook County, the Delaware Superior Court and the Los Angeles County Superior Court relating to insurance coverage from various historical commercial general liability policies for certain EO litigation settlement amounts and defense costs that the insurer against which a judgment has been secured in the Northern District of Illinois Coverage Lawsuit may fail to fund. The Delaware Superior Court case is stayed pending resolution of the coverage lawsuit in the Circuit Court of Cook County and the Los Angeles County Superior Court case remains in preliminary stages. It is not possible to predict how much, if any, of the insurance proceeds sought will ultimately be recovered.

Sotera Health Company Securities Litigation and Related Matters

In January 2023, a stockholder class action was filed in the U.S. District Court for the Northern District of Ohio (the “Ohio District Court”) against the Company, certain past and present directors and senior executives, the Company’s private equity stockholders and the underwriters of the Company’s initial public offering (“IPO”) in November 2020 and the Company’s secondary public offering (“SPO”) in March 2021 (the “Michigan Funds Litigation”). In April 2023, the Ohio District Court appointed the Oakland County Employees’ Retirement System, Oakland County Voluntary Employees’ Beneficiary Association, and Wayne County Employees’ Retirement System (the “Michigan Funds”) to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who acquired shares of the Company in connection with our IPO or SPO between November 20, 2020 and September 19, 2022 (the “Proposed Class”). The Michigan Funds allege that certain

Sotera Health Company
Notes to Consolidated Financial Statements
statements made regarding the safety of the Company’s use of EO and/or the EO tort lawsuits and other risks of its EO operations violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (when made in the registration statements for the IPO and SPO) and Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (when made in subsequent securities filings and other contexts). Defendants have moved to dismiss the Amended Complaint, and that motion remains pending.

In May 2024, a stockholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) for the benefit of the Company as the nominal defendant (the “May 2024 Derivative Litigation”). The plaintiffs allege breaches of fiduciary duties, insider trading, unjust enrichment and other violations by certain past and present directors and senior executives of the Company and the Company’s private equity stockholders. On June 25, 2024, the Delaware Chancery Court stayed the May 2024 Derivative Litigation pending a ruling on the merits on the motion to dismiss the Amended Complaint in the Michigan Funds Litigation.

The Company is vigorously defending the Michigan Funds Litigation and, if necessary, plans to vigorously defend the May 2024 Derivative Litigation.

The Company has also received demands pursuant to 8 Del. C. §220 for inspections of its books and records (“220 Demands”) from shareholders purporting to investigate potential wrongdoing by Company fiduciaries and other issues relating to the Company’s statements regarding the safety of its use of EO and/or the EO tort lawsuits and other risks of its EO operations. The Company has produced documents in response to the 220 Demands and may produce additional documents.
20.Financial Instruments and Financial Risk
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
In March 2023, we entered into an interest rate swap agreement with a notional amount of $400.0 million. The interest rate swap was effective on August 23, 2023 and expires on August 23, 2025. We have designated the interest rate swap as a cash flow hedge designed to hedge the variability of cash flows attributable to changes in the SOFR benchmark interest rate of our Term Loan (or any successor thereto). We receive interest at the one-month Term SOFR rate and pay a fixed interest rate under the terms of the swap agreement.
In May 2022, we entered into two interest rate cap agreements with a combined notional amount of $1,000.0 million for a total option premium of $4.1 million. The interest rate caps were effective on July 31, 2023 and expired on July 31, 2024. We designated these interest rate caps as cash flow hedges designed to hedge the variability of cash flows attributable to changes in the benchmark interest rate of our Term Loan (or any successor thereto). Under the current terms of the loan agreement, the benchmark interest rate index transitioned from LIBOR to the Term SOFR on June 30, 2023. Accordingly, the interest rate cap agreements hedged the variability of cash flows attributable to changes in SOFR by limiting our cash flow exposure related to Term SOFR under a portion of our variable rate borrowings to 3.5%.
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
The following table provides a summary of the notional and fair values of our derivative instruments:

	December 31, 2024				December 31, 2023
(in U.S. dollars; notional in millions, fair value in thousands)			Fair Value				Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate caps	$—		$—	$—	$1,000.0		$8,763	$—
Interest rate swaps	400.0		459	—	400.0		1,487	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	263.7		88	198	171.0		149	9
Embedded derivatives	230.8	(a)	2,689	4,098	150.1	(a)	1,225	405
Total	$894.5		$3,236	$4,296	$1,721.1		$11,624	$414
(a)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
Embedded derivatives assets and foreign currency forward contracts are included in “Prepaid expenses and other current assets” and “Accrued Liabilities” on our Consolidated Balance Sheets depending upon their position at period end. Interest rate swaps and interest rate caps are included in “Other assets” and “Noncurrent liabilities” on the Consolidated Balance Sheets depending upon their position at period end.
The following tables summarize the activities of our derivative instruments for the periods presented, and the line item they are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)
Year Ended December 31,	2024	2023	2022
Realized gain on interest rate derivatives recorded in interest expense, net(a)	$(13,233)	$(33,094)	$(12,226)
Unrealized loss (gain) on embedded derivatives recorded in other income, net	2,213	(1,637)	1,324
Realized loss (gain) on foreign currency forward contracts recorded in foreign exchange loss	18,055	(2,025)	3,931
Unrealized loss (gain) on foreign currency forward contracts recorded in foreign exchange loss	249	(412)	272
(a)    Amounts represent periodic settlement of interest rate caps and swaps.

Sotera Health Company
Notes to Consolidated Financial Statements
We expect to reclassify approximately $0.5 million of after-tax net gains on derivative instruments from accumulated other comprehensive income (loss) to income during the next 12 months associated with our cash flow hedges. Refer to Note 13, “Other Comprehensive Income (Loss)” for unrealized gains on interest rate derivatives, net of applicable tax, recorded in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income to interest expense, net of applicable tax, during the years ended December 31, 2024 and December 31, 2023.

Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of December 31, 2024 and 2023, accounts receivable was net of an allowance for uncollectible accounts of $2.5 million and $4.7 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following table discloses the fair value our financial assets and liabilities:

As of December 31, 2024		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap	$459	$—	$459	$—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract assets	88	—	88	—
Foreign currency forward contract liabilities	198	—	198	—
Embedded derivative assets	2,689	—	2,689	—
Embedded derivative liabilities	4,098	—	4,098	—
Current portion of long-term debt(c)
Term Loan, due 2031	14,803	—	15,123	—
Long-Term Debt(c)
Secured Notes, due 2031	746,293	—	759,375	—
Term loan, due 2031	1,461,807	—	1,493,314	—
Finance Lease Obligations (with current portion)(d)	98,209	—	98,209	—

As of December 31, 2023		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate caps	$8,763	$—	$8,763	$—
Interest rate swap	1,487	—	1,487	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contracts assets	149	—	149	—
Foreign currency forward contracts liabilities	9	$—	$9	$—
Embedded derivative assets	1,225	—	1,225	—
Embedded derivative liabilities	405	—	405	—
Current portion of long-term debt(c)
Term Loan B, due 2026	4,797	—	5,000	—
Long-Term Debt(c)
Term Loan, due 2026	1,751,197	—	1,758,163	—
Term Loan B, due 2026	472,477	—	492,500	—
Finance Lease Obligations (with current portion)(d)	72,564	—	72,564	—
(a)Derivatives designated as hedging instruments are measured at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss). Interest rate caps and swaps are valued using pricing models that incorporate observable market inputs including interest rate curves and yield curves. Additional information is provided in Note 1, “Significant Accounting Policies.”
(b)Derivatives that are not designated as hedging instruments are measured at fair value with gains or losses recognized immediately in the Consolidated Statements of Operations and Comprehensive Income (Loss). Refer also to Note 1, “Significant Accounting Policies.” Embedded derivatives are valued using internally developed models that rely on observable market inputs, including foreign currency forward curves. Foreign currency forward contracts are valued by reference to changes in foreign currency exchange rate over the life of the contract.
(c)Carrying amounts of current portion of long-term debt and long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair value of these instruments are based upon quoted prices for each Term Loan and the Secured Notes in inactive markets as provided by an independent fixed income security pricing service.
(d)Refer to Note 17, “Leases.” Fair value approximates carrying value.

Sotera Health Company
Notes to Consolidated Financial Statements
21.Segment and Geographic Information
We identify our operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Sterigenics, Nordion and Nelson Labs. We have determined our reportable segments based upon an assessment of organizational structure, service types, and internally prepared financial statements. Our chief operating decision maker, the Chairman and Chief Executive Officer of Sotera Health Company (“CODM”), evaluates performance and allocates resources based on segment income after the elimination of intercompany activities. The CODM uses these performance measures to inform decisions about the operations of the business and dedication of resources to selling and general administrative matters pertinent to the Company. The accounting policies of our reportable segments are the same as those described in Note 1, “Significant Accounting Policies.”
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
Segment Revenue Concentrations

For the year ended December 31, 2024, two customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 21.3% and 13.0% of the total segment’s external net revenues for the year ended December 31, 2024. For the year ended December 31, 2023, three customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 20.1%, 14.8%, and 13.9% of the total segment’s external net revenues for the year ended December 31, 2023. For the year ended December 31, 2022, five customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 17.7%, 13.6%, 11.2%, 10.7% and 10.2% of the total segment’s external net revenues for the year ended December 31, 2022.
Financial information for each of our segments is presented in the following table:

	Year Ended December 31, 2024
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$697,853	$173,355	$229,233	$1,100,441
Segment expenses(b)	286,434	67,087	155,088	508,609
Corporate expense allocation(c)	33,248	5,048	4,962	43,258
Segment income	$378,171	$101,220	$69,183	$548,574

Sotera Health Company
Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$667,130	$160,459	$221,699	$1,049,288
Segment expenses(b)	275,424	59,399	148,209	483,032
Corporate expense allocation(c)	29,494	4,382	4,351	38,227
Segment income	$362,212	$96,678	$69,139	$528,029

	Year Ended December 31, 2022
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$626,646	$153,639	$223,402	$1,003,687
Segment expenses(b)	260,295	60,119	141,761	462,175
Corporate expense allocation(c)	27,207	4,043	4,013	35,263
Segment income	$339,144	$89,477	$77,628	$506,249
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $58.7 million, $43.9 million and $52.4 million in revenues from sales to our Sterigenics segment for the years ended December 31, 2024, 2023 and 2022, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for all periods presented.
(b)Segment expenses are comprised of direct materials, labor, utilities, other costs of revenues, SG&A, and other non-operating expense (income) attributable to each segment.
(c)Corporate operating expenses that are directly incurred by a segment are reflected in each segment’s income. The remaining Corporate operating expenses for executive management, accounting, information technology, legal, human resources, treasury, investor relations, corporate development, tax, purchasing, and marketing not directly incurred by a segment are allocated to the segments primarily based on total net revenue.
Capital expenditures by segment for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(thousands of U.S. dollars)	2024	2023	2022
Sterigenics	$131,258	$163,043	$144,027
Nordion	34,928	38,351	26,575
Nelson Labs	12,884	13,581	11,776
Total capital expenditures	$179,070	$214,975	$182,378
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the CODM.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of segment income to consolidated income (loss) before taxes is as follows:

(thousands of U.S. dollars)
Year Ended December 31,	2024	2023	2022
Segment income	$548,574	$528,029	$506,249
Less adjustments:
Interest expense, net(a)	164,691	142,878	78,490
Depreciation and amortization(b)	161,797	157,925	145,554
Share-based compensation(c)	36,896	32,364	21,211
Loss on refinancing of debt(d)	24,168	—	—
(Gain) loss on foreign currency and derivatives not designated as hedging instruments, net(e)	2,448	(1,552)	3,150
Business optimization expenses(f)	7,504	7,662	8,509
Impairment of investment in unconsolidated affiliate(g)	—	—	9,613
Professional services relating to EO sterilization facilities(h)	32,694	45,312	72,639
Illinois EO litigation settlement(i)	—	—	408,000
Georgia EO litigation settlement(j)	—	35,000	—
Secondary offering and other shareholder activities(k)	1,864	—	—
Accretion of asset retirement obligation(l)	2,638	2,413	2,194
Consolidated income (loss) before taxes	$113,874	$106,027	$(243,111)
(a)Interest expense, net presented in this reconciliation for the year ended December 31, 2023 has been adjusted to conform to the current year presentation to include interest expense, net on Term Loan B due 2026 attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement. The year ended December 31, 2022 excludes a $1.7 million unrealized loss on interest rate derivatives not designated as hedging instruments.
(b)Includes depreciation of Co-60 held at gamma irradiation sites. The year ended December 31, 2024 excludes accelerated depreciation associated with business optimization activities.
(c)Represents share-based compensation expense to employees and Non-Employee Directors. See Note 15, “Share-Based Compensation” for further information.
(d)Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the Refinancing Term Loans and the Secured Notes. The year ended December 31, 2024 also includes $0.7 million of debt refinancing costs related to Amendment No. 3 to the Senior Secured Credit Facilities.
(e)Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(f)Represents (i) certain costs related to acquisitions and the integration of recent acquisitions, (ii) the earnings impact of fair value adjustments (excluding those recognized within amortization expense) resulting from the businesses acquired, (iii) transition services income and non-cash deferred lease income associated with the terms of the divestiture of the Medical Isotopes business in 2018, (iv) professional fees and other costs associated with business optimization, cost saving and other process enhancement projects, and (v) professional fees, payroll costs, and other costs, including ongoing lease and utility expenses associated with the closure of the Willowbrook, Illinois facility. The year ended December 31, 2023 includes a $1.0 million cancellation fee received from a tenant in connection with the termination of an office space lease at the Nordion facility.
(g)Represents an impairment charge on an equity method investment in a joint venture.
(h)Represents litigation and other professional fees associated with our EO sterilization facilities. Amounts presented for the year ended December 31, 2023 have been adjusted to exclude interest expense, net associated with Term Loan B due 2026 attributable to the loan proceeds that were used to fund the $408.0 million Illinois EO litigation settlement.
(i)Represents the cost to settle 880 pending and threatened EO claims in Illinois pursuant to settlement agreements entered into on March 28, 2023. See Note 19, “Commitments and Contingencies.”
(j)Represents the cost to settle 79 pending EO claims in Georgia under a settlement entered into on December 21, 2023. See Note 19, “Commitments and Contingencies.”

Sotera Health Company
Notes to Consolidated Financial Statements
(k)Represents expenses incurred in connection with secondary offerings of our common stock that closed on March 4, 2024 and September 6, 2024 and legal, consulting, and other fees associated with shareholder engagement.
(l)Represents non-cash accretion of ARO related to Co-60 gamma and EO processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.
Geographic Information
Net revenues for geographic area are reported by the country’s origin of the revenues.

(thousands of U.S. dollars)
Year Ended December 31,	2024	2023	2022
United States	$616,684	$590,967	$579,018
Canada	208,886	192,050	188,741
Europe	196,011	187,542	166,025
Other	78,860	78,729	69,903
Total	$1,100,441	$1,049,288	$1,003,687
The ‘Other’ category above is primarily comprised of net revenues from Asian and Latin American countries that individually represent 3% or less of our total net revenues.
Long-lived assets are based on physical locations and are comprised of the net book value of property, plant, and equipment.

(thousands of U.S. dollars)
As of December 31,	2024	2023
United States	$587,707	$494,793
Canada	188,498	181,628
Europe	174,227	170,669
Other	86,460	99,824
Total	$1,036,892	$946,914
The ‘Other’ category above is primarily comprised of long-lived assets in Asian and Latin American countries that individually represent 5% or less of our total long-lived assets.

Sotera Health Company
Schedule II – Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charges (credits) to costs and expense	Deductions(1)	Translation Adjustments(2)	Balance at End of Period

Year Ended December 31, 2024
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$4,689	$(435)	$(1,580)	$(142)	$2,532
Deferred tax asset valuation allowance	125,435	35,660	—	(500)	160,595
Year Ended December 31, 2023
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$1,871	$4,313	$(1,502)	$7	$4,689
Deferred tax asset valuation allowance	105,600	19,682	—	153	125,435
Year Ended December 31, 2022
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$1,287	$1,009	$(419)	$(6)	$1,871
Deferred tax asset valuation allowance	52,080	53,945	—	(425)	105,600
(1)Uncollectible accounts written off, net of recoveries.
(2)Change in foreign currency exchange rates.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K and is included in this Item 9A below.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sotera Health Company
Opinion on Internal Control Over Financial Reporting
We have audited Sotera Health Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sotera Health Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Cleveland, Ohio
February 27, 2025

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408).
Offer Letter Revision and Retention Awards
The Company is currently a party to an offer letter, dated February 26, 2024, with Mr. Jonathan Lyons, the Company’s Chief Financial Officer, which offer letter generally provides for certain of his initial and ongoing compensation and benefits arrangements with the Company. On February 26, 2025, the Company entered into an amendment and restatement of the offer letter, primarily to revise the terms of Mr. Lyons’ entitlement to cash severance benefits under the offer letter. Under the amendment and restatement, the Company increased the amount of such cash severance benefits from one times his annual base salary rate to one times the sum of his annual base salary rate plus his target short-term annual incentive. Further, on March 3, 2025, the Company intends to provide to Mr. Lyons (1) a $500,000 cash-based retention award that will vest as to 10% of the award on the 6-month anniversary of the grant date, 20% of the award on the 12-month anniversary of the grant date, 30% of the award on the 18-month anniversary of the grant date and the remaining amount of the award on the 24-month anniversary of the grant date, in each case generally subject to Mr. Lyons’ continued service with the Company through the applicable vesting date, as well as (2) a retention grant of $500,000 in time-based restricted stock units, which award will, in general, vest as to 50% of the award on the first anniversary of the grant date and the remaining amount of the award on the second anniversary of the grant date, in each case subject to Mr. Lyons’ continued service with the Company through the applicable vesting date. The vesting of the time-based restricted stock units award will accelerate if Mr. Lyons’ service ceases due to his death or disability, or under certain conditions regarding a change in control of the Company (as described in the applicable award agreement).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information required by this Item is incorporated by reference to the sections titled “Board Composition, Nominations Process and Director Qualifications,” “Corporate Governance” and “Insider Trading Policy” to be included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2024.
The following table sets forth information about our executive officers as of February 20, 2025:

Name	Age	Position

Michael B. Petras, Jr.	57	Chairman and Chief Executive Officer
Jonathan (Jon) Lyons	47	Senior Vice President and Chief Financial Officer
Michael (Mike) P. Rutz	53	President of Sterigenics
Alexander (Alex) Dimitrief	66	Senior Vice President and General Counsel
Set forth below is a brief description of the business experience of our executive officers.
Michael B. Petras, Jr. has served as our Chief Executive Officer since June 2016 and as the Chairman of our board of directors since October 2020 and served as the Chairman of the board of managers of Sotera Health Topco, L.P. (“Topco Parent”) from January 2019 and as a member of Topco Parent’s board of managers from June 2016 until the completion of the IPO. Prior to joining the Company, Mr. Petras served as chief executive officer of Post-Acute Solutions at Cardinal Health, Inc., a multinational healthcare services company, from 2015 to 2016 and chief executive officer of Cardinal Health at-Home at Cardinal Health, Inc. from 2013 to 2015. From 2011 to 2013, he was the chief executive officer for AssuraMed Holdings, Inc., a medical products supplier owned by the Clayton, Dubilier & Rice and Goldman Sachs private equity firms, which was sold to Cardinal Health, Inc. in 2013. From 2008 to 2011, Mr. Petras was president and chief executive officer at GE Lighting, a General Electric Company (“GE”) business unit. During his over 20 year career at GE, he held several management positions in multiple disciplines. Mr. Petras holds a B.S.B.A. in finance from John Carroll University and an M.B.A. in marketing from Case Western Reserve University.
Jonathan (Jon) M. Lyons has served as our Senior Vice President and Chief Financial Officer since June 2023. Prior to joining the Company, Mr. Lyons served as vice president, corporate FP&A of Owens Corning, a global leader specializing in building and construction materials, from June 2021 to June 2023 and vice president, finance of the insulation segment from October 2018 to May 2021. Mr. Lyons joined Owens Corning in 2010 as assistant treasurer and also served as treasurer from 2011 to 2014. Mr. Lyons also spent eight years with Cardinal Health, Inc., holding several senior leadership roles in treasury, FP&A, investor relations and tax after beginning his career in public accounting. Mr. Lyons holds an M.B.A. from The Ohio State University and a B.S. in Accounting from Kent State University.
Michael (Mike) P. Rutz has served as President of Sterigenics since October 2020. Prior to that, Mr. Rutz was Chief Operating Officer of Sterigenics from May 2020 to October 2020. Prior to joining the Company, he was senior vice president and general manager of the Semiconductor Business Unit at Littelfuse, Inc., a multinational electronic manufacturing company, where he was responsible for leading sales, marketing, product development, operations and business development for power and protection based semiconductor products. Mr. Rutz joined Littelfuse, Inc. in 2014 as senior vice president of global operations, overseeing the company’s manufacturing, procurement, planning, quality, and operational excellence initiatives. Prior to joining Littelfuse, Inc., Mr. Rutz served as senior vice president global supply chain at WMS Gaming, a Chicago-based manufacturer of equipment and software for the gaming industry. Mr. Rutz also spent 16 years with Motorola Solutions, Inc., a telecommunications company, in the paging, cellular and networking groups, and previously as vice president, networks supply chain. Mr. Rutz holds a Bachelor’s degree in mechanical engineering from the University of Michigan and Master’s degrees in mechanical engineering and management from the Massachusetts Institute of Technology.

Alexander (Alex) Dimitrief has served as our Senior Vice President and General Counsel since November 2022 and he served as Secretary from November 2022 to December 2024. Prior to joining the Company, from February 2020 to October 2022, he was a partner at Zeughauser Group, a legal management consulting firm, where he remains as an advisor. Mr. Dimitrief was a senior fellow and distinguished adjunct professor at New York Law School from August 2020 to December 2022 and a lecturer on law at Harvard Law School from September 2019 to December 2022. Mr. Dimitrief previously served in a variety of leadership roles at GE. Mr. Dimitrief was president and chief executive officer of GE’s Global Growth Organization from 2018 until his retirement from GE in January 2019. He previously served as GE’s senior vice president and general counsel from 2015 to 2018 and held other senior legal roles at GE beginning in 2007. Mr. Dimitrief came to GE from Kirkland & Ellis LLP, where he practiced law for twenty years. Mr. Dimitrief holds a B.A. in economics and political science from Yale College and a J.D. from Harvard Law School. He also serves as an independent director of Eos Energy Enterprises and on the Advisory Board of Cresset.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the sections titled “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Potential Termination Payments” and “CEO Pay Ratio” to be included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the sections titled “Director Independence” and “Certain Relationships and Related Party Transactions” to be included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the sections titled “Independent Registered Public Accounting Firm Fees” and “Policy on Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” to be included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2024.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents Filed with Report
(1)Consolidated Financial Statements
The consolidated financial statements are filed as part of this Annual Report on Form 10-K under Item 8, “Financial Statements and Supplementary Data”
(2)Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.
(3)Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference, as applicable, as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K	001-39729	3.1	2021-03-09

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporate of Sotera Health Company, dated May 23, 2024		8-K	001-39729	3.1	2024-05-24

3.3	Amended and Restated Bylaws of Sotera Health Company		10-Q	001-39729	3.1	2024-11-05

4.1	Description of our Common Stock		10-K	001-39729	4.1	2021-03-09

4.2	Amended and Restated Registration Rights Agreement		10-K	001-39729	4.2	2021-03-09

4.3	Indenture dated as of May 30, 2024, among Sotera Health Holdings, LLC, as Issuer of the Notes, Sotera Health Company, as Holdings, and the Guarantors party hereto and Wilmington Trust, National Association		10-Q	001-39729	4.1	2024-08-05

4.4	Form of 7.375% Senior Secured Notes due 2031		10-Q	001-39729	4.2	2024-08-05

4.5	Notes Security Agreement, dated as of May 30, 2024, among Sotera Health Holdings, LLC, Sotera Health Company, the other Grantors party thereto, and Wilmington Trust, National Association		10-Q	001-39729	4.3	2024-08-05

10.1+	Employment Agreement by and between Sotera Health Company and Michael B. Petras, Jr., dated as of November 10, 2020		S-1/A	333-249648	10.1	2020-11-12

10.2+	Executed Employment Offer by Sotera Health Company and Michael F. Biehl dated as of July 18, 2022		10-K	001-39729	10.5	2023-02-28

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.3+	Executed Restrictive Covenants Agreement by and between Sotera Health Company and Michael F. Biehl dated as of July 20, 2022		10-K	001-39729	10.6	2023-02-28

10.4+	Executed Employment Offer by Sotera Health Company and Alex Dimitrief dated as of October 28, 2022		10-K	001-39729	10.7	2023-02-28

10.5+	Executed Restrictive Covenants Agreement by and between Sotera Health Company and Alex Dimitrief, dated as of November 1, 2022		10-K	001-39729	10.8	2023-02-28
10.6+	Cash Retention Bonus Agreement by and between Michael Rutz and Sotera Health Company dated as of November 7, 2022		10-K	001-39729	10.9	2023-02-28

10.7+	Executed Amended and Restated Employment Offer by Sotera Health Company and Jonathan M. Lyons dated as of February 26, 2024		10-K	001-39729	10.7	2024-02-27

10.8+	Executed Restrictive Covenants Agreement by and between Sotera Health Company and Jonathan M. Lyons dated as of June 26, 2023		10-Q	001-39729	10.3	2023-08-03

10.9+	Sotera Health Company Supplemental Retirement Benefit Plan, effective as of January 1, 2018		S-1/A	333-249648	10.4	2020-11-12

10.10+	Sotera Health Company 2020 Omnibus Incentive Plan		S-1/A	333-249648	10.5	2020-11-12

10.11+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement		S-1/A	333-249648	10.6	2020-11-12

10.12+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Stock Option Grant Notice and Agreement		S-1/A	333-249648	10.7	2020-11-12

10.13	Form of Indemnification Agreement entered into between the Registrant and each director and executive officer		S-1/A	333-249648	10.8	2020-11-02

10.14	Stockholders Agreement		10-K	001-39729	10.9	2021-03-09

10.15	2019 Credit Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the lenders and issuing banks party thereto and Jefferies Finance LLC, as first lien administrative agent and first lien collateral agent		S-1	333-249648	10.10	2020-10-23

10.16	Guarantee Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the other guarantors party thereto and Jefferies Finance LLC, as first lien collateral agent		S-1	333-249648	10.11	2020-10-23

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.17	Collateral Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the other guarantors party thereto and Jefferies Finance LLC, as first lien collateral agent		S-1	333-249648	10.12	2020-10-23

10.18	Patent Security Agreement, dated as of December 13, 2019, between Sterigenics U.S., LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.13	2020-10-23

10.19	Trademark Security Agreement, dated as of December 13, 2019, between Sterigenics U.S., LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.14	2020-10-23

10.20	Trademark Security Agreement, dated as of December 13, 2019, between Nelson Laboratories, LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.15	2020-10-23

10.21	Trademark Security Agreement, dated as of December 13, 2019, between Sotera Health LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.16	2020-10-23

10.22	Copyright Security Agreement, dated as of December 13, 2019, among Jefferies Finance LLC and Nelson Laboratories, LLC, as collateral agent		S-1	333-249648	10.17	2020-10-23

10.23	First Lien Pari Passu Intercreditor Agreement, dated as of July 31, 2020, among Sotera Health Holdings, LLC, the Registrant, Jefferies Finance LLC as Collateral Agent and Authorized Representative, and Wilmington Trust, National Association as Additional First Lien Collateral Agent and Initial Authorized Representative		S-1	333-249648	10.25	2020-10-23

10.24	First Lien Collateral Agreement, dated as of July 31, 2020, among the Registrant, Sotera Health Holdings, LLC, the other grantors party thereto and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.26	2020-10-23

10.25	Patent Security Agreement, dated as of July 31, 2020, between Sterigenics U.S., LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.27	2020-10-23

10.26	Trademark Security Agreement, dated as of July 31, 2020, between Sotera Health Holdings LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.28	2020-10-23

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.27	Copyright Security Agreement, dated as of July 31, 2020, between Nelson Laboratories, LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.29	2020-10-23

10.28†	Restated Supply Agreement, dated as of October 6, 2020, between Balchem Corporation and Sterigenics U.S., LLC, Sterigenics S. De R.L. De C.V., Sterigenics Costa Rica S.R.L. and Sterigenics EO Canada, Inc.		S-1/A	333-249648	10.30	2020-11-18

10.29+	Form of Restricted Stock Agreement and Acknowledgement		S-1/A	333-249648	10.31	2020-11-12

10.30+	Non-Employee Director Compensation Policy		S-1/A	333-249648	10.32	2020-11-12

10.31+	Employment Agreement by and between Sotera Health LLC and Michael P. Rutz, dated as of May 21, 2020		10-K	001-39729	10.26	2021-03-09

10.32	Incremental Facility Amendment to the 2019 Credit Agreement, dated as of December 17, 2020, among Sotera Health Company, Sotera Health Holdings, LLC, the Incremental Amendment Revolving Lends party thereto, Jefferies Finance LLC, as First Lien Administrative Agent, each Issuing Bank and the Other Loan Parties		10-K	001-39729	10.27	2021-03-09

10.33	Refinancing Amendment to the First Lien 2019 Credit Agreement, dated as of January 20, 2021, among Sotera Health Company, Sotera Health Holdings, LLC, the Refinancing Lenders Party thereto, the Revolving Lenders party to the First Lien Credit Agreement and Jefferies Finance LLC, as First Lien Administrative Agent and First Lien Collateral Agent		10-K	001-39729	10.28	2021-03-09

10.34	Revolving Facilities Amendment to the 2019 Credit Agreement, dated as of March 26, 2021, among Sotera Health Company, Sotera Health Holdings, LLC, the Refinancing Lenders Party thereto, the Revolving Lenders party to the First Lien Credit Agreement and Jefferies Finance LLC, as First Lien Administrative Agent and First Lien Collateral Agent		10-Q	001-39729	10.2	2021-05-13

10.35	Amendment to First Lien 2019 Credit Agreement, dated as of December 23, 2021 by and among Sotera Health Company, Sotera Health Holdings, LLC, and JPMorgan Chase Bank, N.A. as First Lien Administrative Agent and First Lien Collateral Agent		10-K	001-39729	10.31	2022-03-01

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.36	Amendment to First Lien 2019 Credit Agreement, dated as of March 24, 2022, by and among Sotera Health Company, Sotera Health Holdings, LLC, and JPMorgan Chase Bank, N.A. as First Lien Administrative Agent		10-K	001-39729	10.37	2023-02-28

10.37	2023 Credit Agreement dated as of February 23, 2023 among the Registrant, Sotera Health Holdings, LLC, the Lenders party thereto and JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and First Lien Collateral Agent		10-K	001-39729	10.38	2023-02-28

10.38	First Lien Guarantee Agreement dated as of February 23, 2023, among the Registrant, Sotera Health Holdings, LLC, the other guarantors party thereto and JPMorgan Chase Bank, N.A., as First Lien Collateral Agent		10-K	001-39729	10.39	2023-02-28

10.39	First Lien Collateral Agreement dated as of February 23, 2023, among the Registrant, Sotera Health Holdings, LLC, the other grantors party thereto and JPMorgan Chase Bank, N.A., as First Lien Collateral Agent		10-K	001-39729	10.40	2023-02-28

10.40	First Lien Pari Passu Intercreditor Agreement dated as of February 23, 2023, among Sotera Health Holdings, LLC, the Registrant, the other grantors party thereto and JPMorgan Chase Bank, N.A.		10-K	001-39729	10.41	2023-02-28

10.41	Copyright Security Agreement, dated as of February 23, 2023, among Nelson Laboratories, LLC and JPMorgan Chase Bank, N.A., as collateral agent		10-K	001-39729	10.42	2023-02-28

10.42	Trademark Security Agreement, dated as of February 23, 2023, among Nelson Laboratories Bozeman, LLC and JPMorgan Chase Bank, N.A., as collateral agent		10-K	001-39729	10.43	2023-02-28

10.43	Trademark Security Agreement, dated as of February 23, 2023, among Regulatory Compliance Associates Inc. and JPMorgan Chase Bank, N.A., as collateral agent		10-K	001-39729	10.44	2023-02-28

10.44	Trademark Security Agreement, dated as of February 23, 2023, among Sotera Health Holdings, LLC and JPMorgan Chase Bank, N.A., as collateral agent		10-K	001-39729	10.45	2023-02-28

10.45	Incremental Facility Amendment No. 2, dated as of March 21, 2023, to the First Lien Credit Agreement dated as of December 13, 2019 by and among Sotera Health Company, Sotera Health Holdings, LLC, certain subsidiaries of Sotera Health Company, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and the lenders and issuing banks party thereto		8-K	001-39729	10.1	2023-03-22

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.46	Amendment, dated as of June 22, 2023, to the First Lien Credit Agreement dated as of December 13, 2019 by and among Sotera Health Company, Sotera Health Holdings, LLC, certain subsidiaries of Sotera Health Company, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and the lenders and issuing banks party thereto		8-K	001-39729	10.1	2023-06-22

10.47	Amendment No. 3 to the First Lien Credit Agreement, dated March 1, 2024, by and among Sotera Health Company, Sotera Health Holdings, the Refinancing Revolving Lenders, and JPMorgan Chase Bank, N.A., as First Lien Administrative Agent		8-K	001-39729	10.1	2024-03-04

10.48	Amendment No. 4 to First Lien Credit Agreement, dated as of May 30, 2024, among Sotera Health Company, Sotera Health Holdings, LLC, each Term and Revolving Lender party and JPMorgan Chase Bank, N.A., as First Lien Administrative Agent		10-Q	001-39729	10.1	2024-08-05

10.49‡	Willowbrook Group Settlement Term Sheet		10-K	001-39729	10.46	2023-02-28

10.50‡	Willowbrook Trial Plaintiffs Settlement Term Sheet		10-K	001-39729	10.47	2023-02-28

10.51‡	Settlement Agreement dated as of March 28, 2023 by and among Sotera Health LLC, Sterigenics U.S., LLC and Plaintiffs’ Counsel (Illinois Ethylene Oxide Tort Litigation)		10-Q	001-39729	10.2	2023-05-08

10.52‡	Willowbrook Group Settlement Agreement dated as of March 28, 2023 by and among Sotera Health LLC, Sterigenics U.S., LLC and Plaintiff's Executive Committee (Illinois Ethylene Oxide Tort Litigation)		10-Q	001-39729	10.3	2023-05-08

10.53+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Restricted Stock Unit Grant Notice (As Amended) and Agreement		10-K	001-39729	10.48	2023-02-28

10.54+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Stock Option Grant Notice (As Amended) and Agreement		10-K	001-39729	10.49	2023-02-28

19.1	Insider Trading Policy of Sotera Health Company	*

21.1	List of Subsidiaries	*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	*

Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

97.1	Sotera Health Company Policy for the Recovery of Erroneously Awarded Compensation		10-K	001-39729	97.1	2024-02-27

101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
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
Date: February 27, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael B. Petras, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
Michael B. Petras, Jr.
/s/ Jonathan M. Lyons	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
Jonathan M. Lyons
/s/ Ruoxi Chen	Director	February 27, 2025
Ruoxi Chen
/s/ Sean L. Cunningham	Director	February 27, 2025
Sean L. Cunningham
/s/ Karen A. Flynn	Director	February 27, 2025
Karen A. Flynn
/s/ Ann R. Klee	Director	February 27, 2025
Ann R. Klee
/s/ Robert B. Knauss	Director	February 27, 2025
Robert B. Knauss
/s/ Constantine S. Mihas	Director	February 27, 2025
Constantine S. Mihas
/s/ James C. Neary	Director	February 27, 2025
James C. Neary
/s/ Vincent K. Petrella	Director	February 27, 2025
Vincent K. Petrella
/s/ Christopher A. Simon	Director	February 27, 2025
Christopher A. Simon
/s/ David E. Wheadon	Director	February 27, 2025
David E. Wheadon