Form 10-Q
period 2025-03-31
Sotera Health Co
filed 2025-05-01
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of April 25, 2025, there were 283,855,074 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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
•evolving changes in environmental, health and safety regulations or preferences, and general economic, social and business conditions;
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
•our ability to satisfy the conditions for settlement of the EO claims related to our former facility in Willowbrook, Illinois;
•allegations of our failure to properly perform services and potential product liability claims, recalls, penalties and reputational harm;
•compliance with the extensive regulatory requirements to which we are subject, the related costs, and any failures to receive or maintain, or delays in receiving, required clearances or approvals;
•adverse changes in industry trends;
•competition we face;
•market conditions and changes, including inflationary trends and the impact of tariffs, that impact our long-term supply contracts with variable price clauses and increase our cost of revenues;
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
•adverse changes to our tax positions in U.S. or non-U.S. jurisdictions or the interpretation and application of U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations; and
•our significant leverage and how this significant leverage could adversely affect our ability to raise additional capital, limit our ability to react to challenges confronting our Company or broader changes in our industry or the economy, limit our flexibility in operating our business through restrictions contained in our debt agreements and/
or prevent us from meeting our obligations under our existing and future agreements governing our indebtedness.

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
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under Part II, Item 1A, “Risk Factors,” as well as Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). If any of these trends, risks or uncertainties actually occur or continue, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
Unless expressly indicated or the context requires otherwise, the terms “Sotera Health,” “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Sotera Health Company, a Delaware corporation, and, where appropriate, its subsidiaries on a consolidated basis.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	March 31, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$304,390	$277,242
Restricted cash short-term	1,691	1,623
Accounts receivable, net of allowance for uncollectible accounts of $2,387 and $2,532, respectively	128,066	140,327
Inventories, net	61,045	49,158
Prepaid expenses and other current assets	54,663	51,031
Income taxes receivable	5,135	6,656
Total current assets	554,990	526,037
Property, plant, and equipment, net	1,046,449	1,036,892
Operating lease assets	27,072	27,551
Deferred income taxes	2,979	2,865
Post-retirement assets	44,262	42,524
Other assets	37,094	37,053
Other intangible assets, net	300,300	317,653
Goodwill	1,084,382	1,081,073
Total assets	$3,097,528	$3,071,648
Liabilities and equity
Current liabilities:
Accounts payable	$70,106	$55,098
Accrued liabilities	113,803	90,463
Deferred revenue	13,754	15,100
Current portion of long-term debt	14,811	14,803
Current portion of finance lease obligations	3,039	2,923
Current portion of operating lease obligations	5,084	5,056
Income taxes payable	5,394	7,559
Total current liabilities	225,991	191,002
Long-term debt	2,205,355	2,208,100
Finance lease obligations, less current portion	94,216	95,286
Operating lease obligations, less current portion	23,979	24,465
Noncurrent asset retirement obligations	50,152	49,319
Deferred lease income	16,676	16,784
Post-retirement obligations	7,905	7,863
Noncurrent liabilities	5,474	4,418
Deferred income taxes	53,689	69,500
Total liabilities	2,683,437	2,666,737
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at March 31, 2025 and December 31, 2024	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 shares authorized; no shares issued at March 31, 2025 and December 31, 2024	—	—
Treasury stock, at cost (2,182 and 2,571 shares at March 31, 2025 and December 31, 2024, respectively)	(20,855)	(23,434)
Additional paid-in capital	1,244,841	1,243,778
Retained deficit	(623,302)	(610,042)
Accumulated other comprehensive loss	(189,453)	(208,251)
Total equity	414,091	404,911
Total liabilities and equity	$3,097,528	$3,071,648
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Revenues:
Service	$223,940	$226,481
Product	30,583	21,695
Total net revenues	254,523	248,176
Cost of revenues:
Service	107,629	110,852
Product	11,462	10,209
Total cost of revenues	119,091	121,061
Gross profit	135,432	127,115
Selling, general and administrative expenses	63,061	58,209
Amortization of intangible assets	15,327	15,732
Illinois EO litigation settlement	30,943	—
Interest expense, net	40,876	41,771
Foreign exchange loss (gain)	289	(572)
Other (income) expense, net	(241)	961
(Loss) Income before income taxes	(14,823)	11,014
(Benefit) Provision for income taxes	(1,563)	4,691
Net (loss) income	(13,260)	6,323
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $3 and $37, respectively)	10	113
Interest rate derivatives (net of taxes of $(266) and $146, respectively)	(772)	419
Foreign currency translation	19,560	(27,706)
Comprehensive income (loss)	$5,538	$(20,851)
(Loss) Earnings per share:
Basic	$(0.05)	$0.02
Diluted	(0.05)	0.02
Weighted average number of shares outstanding:
Basic	283,558	281,913
Diluted	283,558	284,062
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Operating activities:
Net (loss) income	$(13,260)	$6,323
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	22,130	20,306
Amortization of intangible assets	18,674	20,124
Deferred income taxes	(16,075)	(3,441)
Share-based compensation expense	7,242	8,663
Accretion of asset retirement obligations	574	642
Unrealized foreign exchange loss (gain)	5,359	(5,061)
Unrealized loss on derivatives not designated as hedging instruments	1,604	1,833
Amortization of debt issuance costs	1,270	2,535
Other	(1,468)	(998)
Changes in operating assets and liabilities:
Accounts receivable	13,630	40,569
Inventories	(11,839)	(4,052)
Other current assets	(3,693)	(250)
Accounts payable	11,671	(7,280)
Accrued liabilities	(10,169)	(31,006)
Illinois EO litigation settlement	30,943	—
Georgia EO litigation settlement	—	(35,000)
Income taxes payable / receivable, net	(556)	(1,808)
Other liabilities	71	(176)
Other long-term assets	(587)	(2,224)
Net cash provided by operating activities	55,521	9,699
Investing activities:
Purchases of property, plant and equipment	(19,918)	(34,890)
Other investing activities	37	37
Net cash used in investing activities	(19,881)	(34,853)
Financing activities:
Payment on long-term borrowings	(3,773)	(1,250)
Payments of debt issuance costs	(10)	(1,291)
Buyout of leased facilities	—	(6,736)
Shares withheld for employee taxes on equity awards	(3,600)	(2,153)
Other financing activities	(704)	(511)
Net cash used in financing activities	(8,087)	(11,941)
Effect of exchange rate changes on cash and cash equivalents	(337)	(1,739)
Net increase (decrease) in cash and cash equivalents, including restricted cash	27,216	(38,834)
Cash and cash equivalents, including restricted cash, at beginning of period	278,865	301,654
Cash and cash equivalents, including restricted cash, at end of period	$306,081	$262,820
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$47,416	$69,735
Cash paid during the period for income taxes, net of tax refunds received	12,215	9,837
Purchases of property, plant and equipment included in accounts payable	13,042	15,454
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at December 31, 2023	282,830	$2,860	$(27,182)	$1,215,178	$(654,440)	$(92,682)	$443,734
Share-based compensation plans	241	—	1,140	5,369	—	—	6,509
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	113	113
Foreign currency translation	—	—	—	—	—	(27,706)	(27,706)
Interest rate derivatives, net of tax	—	—	—	—	—	419	419
Net income	—	—	—	—	6,323	—	6,323
Balance at March 31, 2024	283,071	$2,860	$(26,042)	$1,220,547	$(648,117)	$(119,856)	$429,392

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at December 31, 2024	283,466	$2,860	$(23,434)	$1,243,778	$(610,042)	$(208,251)	$404,911
Share-based compensation plans	389	—	2,579	1,063	—	—	3,642
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	10	10
Foreign currency translation	—	—	—	—	—	19,560	19,560
Interest rate derivatives, net of tax	—	—	—	—	—	(772)	(772)
Net loss	—	—	—	—	(13,260)	—	(13,260)
Balance at March 31, 2025	283,855	$2,860	$(20,855)	$1,244,841	$(623,302)	$(189,453)	$414,091
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
Interim Financial Statements – The accompanying consolidated financial statements include the assets, liabilities, operating results, and cash flows of the Company and its wholly owned subsidiaries. These financial statements are prepared in accordance with U.S. GAAP for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes in our 2024 10-K.
2.Recent Accounting Standards
Adoption of Accounting Standard Updates
In the year ended December 31, 2024, we adopted Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 require an entity to provide enhanced disclosures about significant segment expenses. These interim financial statements reflect these amendments. The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures.

Accounting Standards Updates (“ASU”) Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require entities to disclose, on an annual basis, specific categories in the reconciliation of the provision (benefit) for income taxes to the statutory rate and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the update requires entities to disclose a disaggregation of taxes paid by category (federal, state and foreign taxes) as well as individual jurisdictions. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024 and will be reflected in our Annual Report on Form 10-K for the year ending December 31, 2025. The Company is in the process of evaluating the impact of this standard on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require entities to disaggregate certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 and clarifies that entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is in the process of evaluating the impact of this standard on our consolidated financial statements and disclosures.

Sotera Health Company
Notes to Consolidated Financial Statements
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three months ended March 31, 2025 and 2024:

(thousands of U.S. dollars)	Three Months Ended March 31, 2025
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$169,684	$32,300	$—	$201,984
Over time	—	257	52,282	52,539
Total	$169,684	$32,557	$52,282	$254,523

(thousands of U.S. dollars)	Three Months Ended March 31, 2024
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$166,497	$23,051	$—	$189,548
Over time	—	956	57,672	58,628
Total	$166,497	$24,007	$57,672	$248,176
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $13.8 million and $15.1 million at March 31, 2025 and December 31, 2024, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
4.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
	March 31, 2025	December 31, 2024
Raw materials and supplies	$53,988	$42,408
Work-in-process	2,184	929
Finished goods	5,091	6,039
	61,263	49,376
Reserve for excess and obsolete inventory	(218)	(218)
Inventories, net	$61,045	$49,158

Sotera Health Company
Notes to Consolidated Financial Statements
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
	March 31, 2025	December 31, 2024
Prepaid taxes	$4,781	$4,993
Prepaid business insurance	5,634	6,993
Prepaid rent	1,313	1,223
Customer contract assets	17,571	15,213
Current deposits	221	807
Prepaid maintenance contracts	785	638
Value added tax receivable	2,374	3,614
Prepaid software licensing	2,750	2,590
Stock supplies	5,154	4,025
Embedded derivative assets	2,132	2,689
Other	11,948	8,246
Prepaid expenses and other current assets	$54,663	$51,031
6.Goodwill and Other Intangible Assets
Changes to goodwill during the three months ended March 31, 2025 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2024	$653,222	$255,485	$172,366	$1,081,073
Changes due to foreign currency exchange rates	1,650	320	1,339	3,309
Goodwill at March 31, 2025	$654,872	$255,805	$173,705	$1,084,382
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of March 31, 2025
Finite-lived intangible assets
Customer relationships	$651,040	$556,060
Proprietary technology	74,094	54,780
Trade names	2,541	1,781
Land-use rights	8,541	2,072
Sealed source and supply agreements	192,873	112,860
Other	4,347	3,873
Total finite-lived intangible assets	933,436	731,426

Indefinite-lived intangible assets
Regulatory licenses and other(a)	72,641	—
Trade names / trademarks	25,649	—
Total indefinite-lived intangible assets	98,290	—
Total	$1,031,726	$731,426

Sotera Health Company
Notes to Consolidated Financial Statements

As of December 31, 2024	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$646,965	$537,871
Proprietary technology	73,464	52,976
Trade names	2,531	1,651
Land-use rights	8,493	2,008
Sealed source and supply agreements	192,630	110,668
Other	4,344	3,655
Total finite-lived intangible assets	928,427	708,829

Indefinite-lived intangible assets
Regulatory licenses and other(a)	72,550	—
Trade names / trademarks	25,505	—
Total indefinite-lived intangible assets	98,055	—
Total	$1,026,482	$708,829
(a)Includes certain transportation certifications, a class 1B nuclear license and other intangible assets related to obtaining such licensure. These assets are considered indefinite-lived as the decision for renewal by the Canadian Nuclear Safety Commission is highly based on a licensee’s previous assessments, reported incidents, and annual compliance and inspection results. New applications for a license can take a significant amount of time and cost; whereas an existing licensee with a historical record of compliance and current operating conditions more than likely ensures renewal for another 10 year license period as Nordion has demonstrated over its 75 years of history.
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for finite-lived intangible assets was $18.7 million and $20.1 million for the three months ended March 31, 2025 and 2024, respectively. $15.3 million and $15.7 million was included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, respectively, whereas the remainder was included in “Cost of revenues.”
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2025	$22,804
2026	21,466
2027	20,390
2028	19,842
2029	19,733
Thereafter	97,775
Total	$202,010

Sotera Health Company
Notes to Consolidated Financial Statements
The weighted-average remaining amortization periods of the finite-lived intangible assets by major intangible asset class as of March 31, 2025 were as follows:

(in years)	Weighted average remaining amortization period
Customer relationships	9.2
Proprietary technology	10.3
Trade names	1.6
Land-use rights	31.4
Sealed source and supply agreements	9.7
Other	0.9
7.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	March 31, 2025	December 31, 2024
Accrued employee compensation	$25,927	$37,018
Illinois EO litigation settlement reserve	30,943	—
Accrued interest expense	19,104	25,321
Embedded derivatives	5,149	4,098
Professional fees	20,744	12,572
Accrued utilities	2,026	1,651
Insurance accrual	2,102	2,326
Accrued taxes	2,334	3,923
Other	5,474	3,554
Accrued liabilities	$113,803	$90,463
8.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of March 31, 2025	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured notes due 2031	$750,000	$(3,563)	$—	$746,437
Term loan due 2031	1,501,803	(6,264)	(21,810)	1,473,729
	2,251,803	(9,827)	(21,810)	2,220,166
Less current portion	15,094	(63)	(220)	14,811
Long-term debt	$2,236,709	$(9,764)	$(21,590)	$2,205,355

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)
As of December 31, 2024	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured notes due 2031	$750,000	$(3,707)	$—	$746,293
Term loan due 2031	1,505,577	(6,508)	(22,459)	1,476,610
	2,255,577	(10,215)	(22,459)	2,222,903
Less current portion	15,094	(65)	(226)	14,803
Long-term debt	$2,240,483	$(10,150)	$(22,233)	$2,208,100
Debt Facilities
Senior Secured Credit Facilities
On December 13, 2019, SHH, our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (as amended through Amendment No. 5 (as defined below), the “Credit Agreement”). Amendment No. 5 increased the total borrowing capacity under the Revolving Credit Facility to $600.0 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.
On April 30, 2025, the Company and SHH entered into Amendment No. 5 (“Amendment No. 5”) to the Revolving Credit Facility. Among other changes, Amendment No. 5 provides (i) for an increase in the commitments under the existing Revolving Credit Facility in an aggregate principal amount of $176.2 million, (ii) that certain lenders providing revolving credit commitments shall also provide additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $186.3 million and (iii) for the extension of the maturity date of the Revolving Credit Facility to April 30, 2030. Amendment No. 5 does not give effect to any other material changes to the terms and conditions of the Credit Agreement, including with respect to the representations and warranties, events of default and the affirmative or negative covenants.
On May 30, 2024, the Company and SHH entered into Amendment No. 4 (“Amendment No. 4”) to the Senior Secured Credit Facilities. Among other changes, Amendment No. 4 provides for term loans (the “Refinancing Term Loans”) to SHH in an aggregate principal amount of $1,509.4 million. Pursuant to Amendment No. 4, the Refinancing Term Loans shall have an applicable interest rate margin per annum equal to (i) ABR plus 2.25% for ABR Loans (as defined in the Credit Agreement), (ii) daily simple Secured Overnight Financing Rate (“SOFR”) plus 3.25% for RFR Loans (as defined in the Credit Agreement) and (iii) Term SOFR plus 3.25% for Term Benchmark Loans (as defined in the Credit Agreement), in each case with a 0.00% applicable floor and the applicable interest rate margin shall be subject to a pricing step-down of 0.25% when the Senior Secured Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.30:1.00. The Refinancing Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031. The weighted average interest rate on borrowings under the Refinancing Term Loans for the three months ended March 31, 2025 was 7.65%.
On May 30, 2024, SHH, the Company, certain subsidiaries of the Company (the “Guarantors”), and Wilmington Trust, National Association, as trustee, paying agent, registrar, transfer agent and notes collateral agent, entered into an Indenture (the “Indenture”) governing SHH’s $750.0 million aggregate principal amount of 7.375% senior secured notes due 2031 (the “Secured Notes”) issued in May 2024. The Secured Notes pay interest semiannually in arrears on June 1 and December 1 of each year, which began on December 1, 2024, at a rate of 7.375% per year, and will mature on June 1, 2031. The Secured Notes may be redeemed, at any time or from time to time, in whole or in part, on or after June 1, 2027 at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. At any time or from time to time, prior to June 1, 2027, the Secured Notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount thereof plus a make-whole premium, together with accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. In addition, at any time or from time to time, prior to June 1, 2027, SHH may redeem up to 40% of the aggregate principal amount of the Secured Notes (including any additional Secured Notes issued under the Indenture) with an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 107.375% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon

Sotera Health Company
Notes to Consolidated Financial Statements
to, but excluding, the redemption date. Further, at any time or from time to time, on or before June 1, 2027, SHH may redeem up to 10% of the then outstanding aggregate principal amount of Secured Notes (including any additional Secured Notes issued under the Indenture) during each of the twelve-month periods ending after the issue date, at a redemption price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date.
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
The Company used the combined net proceeds from the Refinancing Term Loans and Secured Notes, along with cash on hand, to refinance its previously outstanding $1,763.1 million Term Loan due 2026 and $496.3 million Term Loan B due 2026.
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
The Senior Secured Credit Facilities and the Indenture contain additional covenants that, among other things, restrict, subject to certain exceptions, limitations and qualifications, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur additional indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and the Indenture. The Senior Secured Credit Facilities and the Indenture also contain certain customary affirmative covenants and events of default, including upon a change of control. In addition, an event of default under the Senior Secured Credit Facilities and the Indenture would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of the greater of (i) $162.6 million or (ii) 30.0% of consolidated EBITDA or LTM EBITDA (as defined in the Credit Agreement and the Indenture, respectively) and the judgments were not stayed or remained undischarged for a period of 60 consecutive days. As of March 31, 2025, we were in compliance with all of the covenants under the Senior Secured Credit Facilities and the Indenture.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of April 30, 2025, the Company had $13.7 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $586.3 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 15, “Financial Instruments and Financial Risk,”— “Derivative Instruments.”

Sotera Health Company
Notes to Consolidated Financial Statements
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt issuance costs and discounts, as of March 31, 2025, are as follows:

(thousands of U.S. dollars)
2025	11,320
2026	15,094
2027	15,094
2028	15,094
2029	15,094
Thereafter	2,180,107
Total	$2,251,803
9.Income Taxes
Income tax (benefit) expense is provided on an interim basis based upon our estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and the taxing jurisdictions where the earnings will occur, the impact of state and local taxes, our ability to utilize tax credits and net operating loss carryforwards and available tax planning alternatives.

Income tax benefit for the three months ended March 31, 2025 differed from the statutory rate primarily due to current year permanent differences, partially offset by the valuation allowance attributable to the limitation on the deductibility of interest expense and the impact of the foreign rate differential. Income tax expense for the three months ended March 31, 2024 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense and the impact of the foreign rate differential, partially offset by a benefit for state income taxes.
10.Employee Benefits
The Company sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution pension plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined benefit pension plan
The following defined benefit pension plan disclosure relates to Nordion. Certain immaterial foreign defined benefit pension plans have been excluded from the table below. The interest cost, expected return on plan assets and amortization of net actuarial gain are recorded in “Other (income) expense, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic pension benefit for the defined benefit plans for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
(thousands of U.S. dollars)	March 31, 2025	March 31, 2024
Service cost	$120	$145
Interest cost	2,307	2,651
Expected return on plan assets	(3,852)	(4,019)
Net periodic benefit	$(1,425)	$(1,223)

Sotera Health Company
Notes to Consolidated Financial Statements
Other benefit plans
Other benefit plans disclosed below relate to Nordion and include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. Certain immaterial other foreign benefit plans have been excluded from the table below. All non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
(thousands of U.S. dollars)	March 31, 2025	March 31, 2024
Service cost	$1	$3
Interest cost	76	86
Amortization of net actuarial gain	(18)	(33)
Net periodic benefit cost	$59	$56
The Company currently has no funding requirements as the Nordion pension plan has a going concern surplus as defined by Canadian federal regulation, which requires solvency testing on defined benefit pension plans on an annual basis.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of March 31, 2025 and December 31, 2024, we had letters of credit outstanding relating to the defined benefit plans totaling $6.2 million and $6.4 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.
11.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – January 1, 2025	$1,165		$(209,666)	$250		$(208,251)
Other comprehensive income (loss) before reclassifications	28		19,560	(520)		19,068
Amounts reclassified from accumulated other comprehensive income (loss)	(18)	(a)	—	(252)	(b)	(270)
Net current-period other comprehensive income (loss)	10		19,560	(772)		18,798
Ending balance – March 31, 2025	$1,175		$(190,106)	$(522)		$(189,453)

Beginning balance – January 1, 2024	$(7,297)		$(91,031)	$5,646		$(92,682)
Other comprehensive income (loss) before reclassifications	146		(27,706)	4,051		(23,509)
Amounts reclassified from accumulated other comprehensive income (loss)	(33)	(a)	—	(3,632)	(b)	(3,665)
Net current-period other comprehensive income (loss)	113		(27,706)	419		(27,174)
Ending balance – March 31, 2024	$(7,184)		$(118,737)	$6,065		$(119,856)

Sotera Health Company
Notes to Consolidated Financial Statements
(a)For defined benefit pension plans, amounts reclassified from accumulated other comprehensive income (loss) are recorded to “Other (income) expense, net” within the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
We recognized $0.3 million and $0.4 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the three months ended March 31, 2025 and 2024, respectively.
A summary of the activity for the three months ended March 31, 2025 related to the restricted stock awards distributed in respect of the pre-IPO awards (Class B-1) is presented below:

Number of shares
Restricted Stock Pre-IPO B-1
Unvested at December 31, 2024	71,451
Vested	(44,239)
Unvested at March 31, 2025	27,212
2020 Omnibus Incentive Plan
We maintain a long-term incentive plan (the “2020 Omnibus Incentive Plan” or the “2020 Plan”) that allows for grants of incentive stock options to employees (including employees of any of our subsidiaries), nonstatutory stock options, restricted stock awards, restricted stock units (“RSUs”), performance stock units (“PSUs”) and other cash-based, equity-based or equity-related awards to employees, directors, and consultants, including employees or consultants of our subsidiaries.
We recognized $7.0 million ($2.2 million for stock options, $4.5 million for RSUs and $0.3 million for PSUs) and $8.2 million ($3.9 million for stock options and $4.3 million for RSUs) of share-based compensation expense for these awards in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses,” for the three months ended March 31, 2025 and 2024, respectively.
Stock Options
Stock options generally vest ratably over a period of three years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the three months ended March 31, 2025:

	Number of Shares	Weighted- average Exercise Price
Outstanding stock options at December 31, 2024	8,328,051	$14.94
Forfeited	(26,844)	19.83
Outstanding stock options at March 31, 2025	8,301,207	$14.93

Sotera Health Company
Notes to Consolidated Financial Statements
As of March 31, 2025, there were 6.9 million vested and exercisable stock options.
RSUs
Time-based RSUs generally vest ratably over a period of one to three years and are valued based on our market price on the date of grant. For RSUs with performance modifiers, management estimated the fair value using a Monte Carlo simulation valuation model. The following table summarizes our unvested RSU activity for the three months ended March 31, 2025:

	Number of Shares	Weighted- average Grant Date Fair Value
Unvested at December 31, 2024	2,278,537	$13.73
Granted	1,310,715	13.68
Forfeited	(10,321)	13.53
Vested	(681,412)	16.84
Unvested at March 31, 2025	2,897,519	$12.98
PSUs
PSUs vest at the end of a three year service period and are valued based on our market price on the date of grant. PSUs awarded to our CEO with vesting conditions dependent upon the achievement of stock price increases were valued using a Monte Carlo simulation valuation model. The following table summarizes our unvested PSUs for the three months ended March 31, 2025:

	Number of Shares	Weighted- average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
Granted	865,256	10.86
Unvested at March 31, 2025	865,256	$10.86
13.Earnings (Loss) Per Share
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
In periods in which the Company has net income, earnings per share is calculated using the two-class method. This method is required as unvested pre-IPO restricted stock awards have the right to receive non-forfeitable dividends or dividend equivalents if the Company were to declare dividends on its common stock. Pursuant to the two-class method, earnings for each period are allocated on a pro-rata basis to common stockholders and unvested pre-IPO restricted stock awards. Diluted earnings per share is computed using the more dilutive of the (a) two-class method, and (b) treasury stock method, as applicable, to the potentially dilutive instruments.
In periods in which the Company has a net loss, the two-class method is not applicable because the unvested pre-IPO restricted stock awards do not participate in losses.
Our basic and diluted earnings (loss) per common share are calculated as follows:

Sotera Health Company
Notes to Consolidated Financial Statements

	Three Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	March 31, 2025	March 31, 2024
(Loss) Earnings:
Net (loss) income	$(13,260)	$6,323
Less: Allocation to participating securities	—	22
Net (loss) income attributable to Sotera Health Company common shareholders	$(13,260)	$6,301
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	283,558	281,913
Dilutive effect of potential common shares(a)	—	2,149
Weighted-average common shares outstanding - diluted	283,558	284,062
(Loss) Earnings per Common Share:
Net (loss) income attributable to Sotera Health Company common shareholders - basic	$(0.05)	$0.02
Net (loss) income attributable to Sotera Health Company common shareholders - diluted	(0.05)	0.02
(a)As the Company reported a net loss for the three months ended March 31, 2025, the calculation of diluted weighted average common shares outstanding is not applicable because the effect of including the potential common shares would be anti-dilutive.
Diluted earnings (loss) per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended
in thousands of share amounts	March 31, 2025	March 31, 2024
Stock options	5,601	4,720
RSUs	234	150
Total anti-dilutive securities	5,835	4,870
14.Commitments and Contingencies
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
The information regarding those lawsuits set forth below, including the number of claims, is as of March 31, 2025, except as otherwise indicated.

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
California
As of April 30, 2025, subsidiaries of the Company and other parties are defendants in seven lawsuits in Los Angeles County Superior Court in which the plaintiffs are asserting approximately 70 claims for personal injury or wrongful death allegedly resulting from emissions and releases of EO from Sterigenics’ Vernon facilities (the “Vernon Cases”). The Vernon Cases have been assigned to one judge and discovery is underway.
We are vigorously defending the Vernon Cases.
Georgia
Subsidiaries of the Company and other parties are defendants in lawsuits in Georgia in which plaintiffs allege personal injuries, wrongful death and property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility (the “Atlanta Cases”).
Approximately 330 personal injury and wrongful death claims in the State Court of Cobb County (the “Georgia Trial Court”) have been consolidated for pretrial purposes (the “Consolidated Personal Injury Cases”). The Consolidated Personal Injury Cases are governed by a case management order pursuant to which general causation issues in a pool of eight cases are to be adjudicated in Phase 1 and specific causation issues in the pool cases are to be adjudicated in Phase 2; the remaining Consolidated Personal Injury Cases (including ten cases that include both personal injury and property claims) are stayed. On November 22, 2024, the Georgia Trial Court issued a Phase 1 ruling on general causation issues granting in part and denying in part defendants’ motions to exclude certain Phase 1 expert testimony and defendants’ motions for summary judgment on Phase 1 issues (the “Phase 1 Ruling”). Plaintiffs and defendants appealed the Phase 1 Ruling and these appeals are pending before the Georgia Court of Appeals. Phase 2 discovery in the pool cases is underway. In addition, one personal injury lawsuit has not been consolidated and the parties have jointly requested the Georgia Trial Court to stay the case along with the stayed cases in the Consolidated Personal Injury Cases.
One lawsuit is pending in the Georgia Trial Court in which employees of a sterilization customer of Sterigenics allege they were injured while working at the customer’s distribution facility by exposure to residual EO allegedly emanating from products of the customer that had been sterilized by Sterigenics. Pursuant to the customer’s contract with Sterigenics, the customer is indemnifying Sterigenics against this lawsuit and discovery is underway.
Approximately 345 property devaluation lawsuits pending in the Georgia Trial Court have been consolidated for pretrial purposes (the “Consolidated Property Cases”). A pool of nine of the Consolidated Property Cases are proceeding under case management orders and the remaining cases are stayed.
We are vigorously defending the Atlanta Cases.
Illinois
Subsidiaries of the Company and other parties are defendants in lawsuits in the Circuit Court of Cook County, Illinois, in which plaintiffs allege personal injury or wrongful death resulting from purported emissions and releases of EO from Sterigenics’ former Willowbrook facility (the “Willowbrook Cases”). The Willowbrook Cases have been assigned to a single judge for coordinated discovery and pretrial proceedings.
On April 3, 2025, Sterigenics U.S. entered into a binding term sheet (the “Term Sheet”) to resolve the seven cases previously set for trials in April and June 2025 and all of the other claims being pursued by the same plaintiffs’ counsel, including those of the individual plaintiffs in 61 Willowbrook Cases and 29 claimants who asserted claims but had yet to file new lawsuits

Sotera Health Company
Notes to Consolidated Financial Statements
(collectively “the Eligible Claimants”). The settlement is subject to the satisfaction of several conditions, including participation by 100 percent of the Eligible Claimants, stays of the trials that were scheduled to begin in April and June and a determination by the Circuit Court of Cook County that the settlement was entered in good faith under the Illinois Contribution Among Joint Tortfeasors Act. Pursuant to the Term Sheet, Sterigenics will pay a total of $30.9 million, each Eligible Claimant participating in the settlement will execute a Confidential General Release, Settlement Agreement and Covenant Not To Sue and the case will be dismissed with prejudice. Sterigenics has the right to waive the 100 percent participation requirement by the Eligible Claimants who elect to participate in the settlement.
If the settlement is finalized with 100 percent participation of the 97 Eligible Claimants, approximately 30 Willowbrook Cases will remain pending in the Circuit Court of Cook County, five of which are set for trial in October 2025. All remaining Willowbrook cases have been stayed by court order since November 2024. Although the stay has been recently lifted on nine of these cases -including the five set for trial - discovery is only now commencing in those matters.
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
* * *
Additional EO lawsuits have been threatened relating to Sterigenics’ former facility in Willowbrook and existing facilities in Atlanta, Georgia; Charlotte, North Carolina; Grand Prairie, Texas; and Vernon, California and may be filed in the future relating to these or Sterigenics’ other EO facilities; these threats of additional EO lawsuits are comparable to threats that have similarly been made against other companies within our industry. Based on our view of the strength of the science and related evidence that emissions of EO from Sterigenics’ operations have not caused and could not have caused the harms alleged in such lawsuits, we believe that losses in the remaining or future EO cases through trials and any appeals that may prove necessary are not probable. Although the Company is vigorously defending against the EO tort claims, future settlements of EO tort claims are reasonably possible. The previously disclosed settlements of certain cases related to our facilities in Willowbrook and Atlanta and the resolution of the tort lawsuit pending in the United States District Court for the District of New Mexico (as previously disclosed in Note 14, Commitments and Contingencies of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024) were driven by dynamics unique to the claims that were settled and thus should not give rise to presumptions that the Company will settle additional EO tort claims and/or that any such settlements will be for comparable amounts.
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
We are pursuing additional insurance coverage for our legal expenses related to EO tort lawsuits. In 2021, Sterigenics filed an insurance coverage lawsuit in the U.S. District Court for the Northern District of Illinois (the “Illinois District Court”) relating to two commercial general liability policies issued in the 1980s (the “Northern District of Illinois Coverage Lawsuit”). The Illinois District Court issued an order declaring that the defendant insurer owes a duty to Sterigenics and another insured party to defend the Willowbrook Cases (the “Duty to Defend Order”) and entered judgment for Sterigenics in January 2024 in the amount of $110.2 million for certain defense costs incurred in the Willowbrook Cases as of August 2022 (the “Defense Costs Judgment”). The defendant insurer appealed the Duty to Defend Order and Defense Costs Judgment to the United States Court of Appeals for the Seventh Circuit. On April 11, 2025, the Seventh Circuit Court of Appeals issued a decision certifying a question of Illinois law to the Illinois Supreme Court.
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
Sotera Health Company Securities Litigation and Related Matters
In January 2023, a stockholder class action was filed in the U.S. District Court for the Northern District of Ohio (the “Ohio District Court”) against the Company, certain past and present directors and senior executives, the Company’s private equity stockholders and the underwriters of the Company’s initial public offering (“IPO”) in November 2020 and the Company’s secondary public offering (“SPO”) in March 2021 (the “Michigan Funds Litigation”). In April 2023, the Ohio District Court appointed the Oakland County Employees’ Retirement System, Oakland County Voluntary Employees’ Beneficiary Association, and Wayne County Employees’ Retirement System (the “Michigan Funds”) to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who acquired shares of the Company in connection with our IPO or SPO between November 20, 2020 and September 19, 2022 (the “Proposed Class”). The Michigan Funds allege that certain statements made regarding the safety of the Company’s use of EO and/or the EO tort lawsuits and other risks of its EO operations violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (when made in the registration statements for the IPO and SPO) and Sections 10(b), Section 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (when made in subsequent securities filings and other contexts). On March 19, 2025, the Ohio District Court issued a Memorandum Opinion and Order granting the Company’s motion to dismiss the Amended Complaint and entered judgment dismissing the Michigan Funds Litigation with prejudice (the “Dismissal Order and Judgment”). The Michigan Funds have appealed the Dismissal Order and Judgment to the United States Court of Appeals for the Sixth Circuit.
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
In March 2025, we entered into an interest rate swap agreement with a notional amount of $400.0 million. The interest rate swap is effective on August 31, 2025 and expires on August 31, 2027. We have designated the interest swap as a cash flow hedge designed to hedge the variability of cash flows attributable to changes in the SOFR benchmark interest rate of our Term Loan (or any successor thereto). We receive interest at the one-month Term SOFR rate and pay a fixed interest rate under the terms of the swap agreement.
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
In May 2022, we entered into two interest rate cap agreements with a combined notional amount of $1,000.0 million for a total option premium of $4.1 million. The interest rate caps were effective on July 31, 2023 and expired on July 31, 2024. We designated these interest rate caps as cash flow hedges designed to hedge the variability of cash flows attributable to changes in the benchmark interest rate of our Term Loan (or any successor thereto). Under the current terms of the Credit Agreement, the benchmark interest rate index transitioned from LIBOR to Term SOFR on June 30, 2023. Accordingly, the interest rate cap agreements hedged the variability of cash flows attributable to changes in SOFR by limiting our cash flow exposure related to Term SOFR under a portion of our variable rate borrowings to 3.5%.
Derivatives Not Designated in Hedge Relationships
The Company also routinely enters into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries and non-functional currency assets and liabilities. The foreign currency forward contracts expire on a monthly basis. These foreign currency derivatives are not designated in hedge relationships.
Embedded Derivatives
We have embedded derivatives in certain of our customer and supply contracts as a result of the currency of the contract being different from the functional currency of the parties involved. Changes in the fair value of the embedded derivatives are recognized in “Other expense (income), net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table provides a summary of the notional and fair values of our derivative instruments:

Sotera Health Company
Notes to Consolidated Financial Statements

	March 31, 2025				December 31, 2024
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	800.0		329	909	400.0	459	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	252.5		539	1,089	263.7	88	198
Embedded derivatives	213.1	(a)	2,132	5,149	230.8	2,689	4,098
Total	$1,265.6		$3,000	$7,147	$894.5	$3,236	$4,296
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
The following table summarizes the activities of our derivative instruments for the periods presented, and the line item they are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)
Three Months Ended March 31,	2025	2024
Realized gain on interest rate derivatives recorded in interest expense, net(a)	(339)	(4,897)
Unrealized loss on embedded derivatives recorded in other (income) expense, net	1,604	1,833
Realized (gain) loss on foreign currency forward contracts recorded in foreign exchange loss (gain)	(564)	4,008
Unrealized loss (gain) on foreign currency forward contracts recorded in foreign exchange loss (gain)	440	(580)
(a)For the three months ended March 31, 2025 and 2024, amounts represent quarterly settlement of interest rate derivatives.
We expect to reclassify approximately $0.5 million of pre-tax net gains on derivative instruments from accumulated other comprehensive income (loss) to income during the next 12 months associated with our cash flow hedges. Refer to Note 11, “Other Comprehensive Income (Loss),” for unrealized gains on interest rate derivatives, net of applicable tax, recorded in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income to interest expense, net of applicable tax, during the three months ended March 31, 2025.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of March 31, 2025 and December 31, 2024, accounts receivable was net of an allowance for uncollectible accounts of $2.4 million and $2.5 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
The following table discloses the fair value of our financial assets and liabilities:

As of March 31, 2025		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap assets	$329	$—	$329	$—
Interest rate swap liabilities	909	—	909	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract assets	539	—	539	—
Foreign currency forward contract liabilities	1,089	—	1,089	—
Embedded derivative assets	2,132	—	2,132	—
Embedded derivative liabilities	5,149	—	5,149	—
Current portion of long-term debt(c)
Term Loan, due 2031	14,811	—	15,065	—
Long-Term Debt(c)
Secured Notes, due 2031	746,437	—	753,750	—
Term loan, due 2031	1,458,918	—	1,483,885	—
Finance Lease Obligations (with current portion)(d)	97,255	—	97,255	—

Sotera Health Company
Notes to Consolidated Financial Statements

As of December 31, 2024		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap assets	459	—	459	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contracts assets	88	—	88	—
Foreign currency forward contracts liabilities	198	—	198	—
Embedded derivative assets	2,689	—	2,689	—
Embedded derivative liabilities	4,098	—	4,098	—
Current portion of long-term debt(c)
Term loan B, due 2031	14,803	—	$15,123	—
Long-Term Debt(c)
Term loan, due 2031	746,293	—	759,375	—
Term loan B, due 2031	1,461,807	—	1,493,314	—
Finance Lease Obligations (with current portion)(d)	98,209	—	98,209	—
(a)Derivatives designated as hedging instruments are measured at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss). Interest rate swaps are valued using pricing models that incorporate observable market inputs including interest rate and yield curves.
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
(c)Carrying amounts of current portion of long-term debt and long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair values of these instruments are based upon quoted prices for each Term Loan and the Secured Notes in inactive markets as provided by an independent fixed income security pricing service.
(d)Fair value approximates carrying value.
16.Segment Information
We identify our operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Sterigenics, Nordion and Nelson Labs. We have determined our reportable segments based upon an assessment of organizational structure, service types, and internally prepared financial statements. Our chief operating decision maker, the Chairman and Chief Executive Officer of Sotera Health Company (“CODM”), evaluates performance and allocates resources based on net revenues and segment income after the elimination of intercompany activities. The CODM uses these performance measures to inform decisions about the operations of the business and dedication of resources to selling and general administrative matters pertinent to the Company. The accounting policies of our reportable segments are the same as those described in Note 1, “Significant Accounting Policies,” of the Company's annual consolidated financial statements and accompanying notes in our 2024 10-K.
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

Segment Revenue Concentrations
For the three months ended March 31, 2025, five customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 28.7%, 20.0%, 16.2%, 10.5% and 10.1% of the total segment’s external net revenues for the three months ended March 31, 2025. For the three months ended March 31, 2024, four customers reported within the Nordion segment individually represented 10% or more of the segment's total net revenues. These customers represented 18.9%, 18.8%, 16.7% and 10.7% of the total segment’s external net revenues for the three months ended March 31, 2024.

	Three Months Ended March 31, 2025
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$169,684	$32,557	$52,282	$254,523
Segment expenses(b)	72,854	13,795	34,552	121,201
Corporate expense allocation(c)	8,826	1,340	1,317	11,483
Segment income	$88,004	$17,422	$16,413	$121,839

	Three Months Ended March 31, 2024
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$166,497	$24,007	$57,672	$248,176
Segment expenses(b)	72,224	11,966	41,084	125,274
Corporate expense allocation(c)	8,455	1,256	1,247	10,958
Segment income	$85,818	$10,785	$15,341	$111,944

(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $9.8 million and $10.0 million in revenues from sales to our Sterigenics segment for the three months ended March 31, 2025 and 2024, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for both periods presented.
(b)Segment expenses are comprised of direct materials, labor, utilities, other costs of revenues, selling, general and administrative (“SG&A”) expenses and other expenses (income) attributable to each segment.
(c)Corporate expenses that are directly incurred by a segment are reflected in each segment’s income. The remaining Corporate expenses for executive management, accounting, information technology, legal, human resources, treasury, investor relations, corporate development, tax, purchasing, and marketing not directly incurred by a segment are allocated to the segments primarily based on total net revenue.
Capital expenditures by segment for the three months ended March 31, 2025 and 2024 were as follows:

(thousands of U.S. dollars)	Three Months Ended March 31,
	2025	2024
Sterigenics	$16,395	$22,274
Nordion	2,390	10,736
Nelson Labs	1,133	1,880
Total capital expenditures	$19,918	$34,890

Sotera Health Company
Notes to Consolidated Financial Statements
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the CODM.
A reconciliation of segment income to consolidated income before taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended March 31,
	2025	2024
Segment income	$121,839	$111,944
Less adjustments:
Interest expense, net	40,876	41,771
Depreciation and amortization(a)	40,734	40,430
Share-based compensation(b)	7,269	8,657
Loss on foreign currency and derivatives not designated as hedging instruments, net(c)	1,891	1,230
Business optimization expenses(d)	2,047	54
Refinancing and secondary offering costs(e)	—	1,807
Professional services relating to EO sterilization facilities(f)	12,328	6,339
Illinois EO litigation settlement(g)	30,943	—
Accretion of asset retirement obligation(h)	574	642
Consolidated income before taxes	$(14,823)	$11,014
(a)Includes depreciation of Co-60 held at gamma irradiation sites. The three months ended March 31, 2025 excludes accelerated depreciation associated with business optimization activities.
(b)Represents share-based compensation expense to employees and Non-Employee Directors.
(c)Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(d)Represents certain costs related to divestitures, acquisitions and the integration of recent acquisitions, as well as professional fees and other costs associated with business optimization, cost saving and other process enhancement projects.
(e)The three months ended March 31, 2024 includes $1.1 million of expenses incurred in connection with the secondary offering of our common stock that closed on March 4, 2024 and write-off of unamortized debt issuance costs in connection with Amendment No. 3 to the Revolving Credit Facility.
(f)Represents litigation and other professional fees associated with our EO sterilization facilities.
(g)Represents the cost to settle 97 pending and threatened EO claims against Sterigenics in Illinois pursuant to the Term Sheet entered into on April 3, 2025. See Note 14, “Commitments and Contingencies.”
(h)Represents non-cash accretion of ARO related to Co-60 gamma and EO processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Form 10-K. This discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors we describe in the section entitled Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K.
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
We serve our customers throughout their product lifecycles, from product design to manufacturing and delivery, helping to ensure the sterility, effectiveness and safety of their products for the end user. We operate across two core businesses: sterilization services and lab services. Each of our businesses has a longstanding record and is a leader in its respective market, supported and connected by our core capabilities including deep end market, regulatory, technical and logistics expertise. The combination of Sterigenics, our terminal sterilization business, and Nordion, our Co-60 supply business, makes us the only vertically integrated global gamma sterilization provider in the sterilization industry. This provides us with additional insights and allows us to better serve our customers. For financial reporting purposes, our sterilization services business is comprised of two reportable segments, Sterigenics and Nordion, and our lab services business constitutes a third reportable segment, Nelson Labs.
For the three months ended March 31, 2025, we recorded net revenues of $254.5 million, net loss of $13.3 million, Adjusted Net Income of $39.0 million and Adjusted EBITDA of $121.8 million. Adjusted Net Income and Adjusted EBITDA are financial measures not based on any standardized methodology prescribed by U.S. Generally Accepted Accounting Principles (“GAAP”). For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income (loss), please see “Non-GAAP Financial Measures.”
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended March 31, 2025, as compared to Three Months Ended March 31, 2024
The following table sets forth the components of our results of operations for the three months ended March 31, 2025 and 2024:

(thousands of U.S. dollars)	2025	2024	$ Change	% Change

Total net revenues	$254,523	$248,176	$6,347	2.6%
Total cost of revenues	119,091	121,061	(1,970)	(1.6)%
Net (loss) income	(13,260)	6,323	(19,583)	(309.7)%
Adjusted Net Income(a)	39,044	35,630	3,414	9.6%
Adjusted EBITDA(a)	121,839	111,944	9,895	8.8%
(a)Adjusted Net Income and Adjusted EBITDA are non-GAAP financial measures. For more information regarding our calculation of Adjusted Net Income and Adjusted EBITDA, including information about their limitations as tools for analysis and a reconciliation of net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted Net Income and Adjusted EBITDA, please see the reconciliation included below in “Non-GAAP Financial Measures.”

Total Net Revenues
The following table compares our revenues by type for the three months ended March 31, 2025 to the three months ended March 31, 2024:

(thousands of U.S. dollars)
Net revenues for the three months ended March 31,	2025	2024	$ Change	% Change

Service	$223,940	$226,481	$(2,541)	(1.1)%
Product	30,583	21,695	8,888	41.0%
Total net revenues	$254,523	$248,176	$6,347	2.6%
Net revenues were $254.5 million in the three months ended March 31, 2025, an increase of $6.3 million, or 2.6%, as compared with the three months ended March 31, 2024. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended March 31, 2025 increased approximately 4.4% compared with the three months ended March 31, 2024.
Service revenues
Service revenues decreased $2.5 million, or 1.1%, to $223.9 million for the three months ended March 31, 2025, as compared to $226.5 million for the three months ended March 31, 2024. Favorable pricing, combined with growth in core lab testing services was offset by a decline in expert advisory service revenue and unfavorable changes in foreign currency exchange rates across all segments.
Product revenues
Product revenues increased $8.9 million, or 41.0%, to $30.6 million for the three months ended March 31, 2025, as compared to $21.7 million for the three months ended March 31, 2024. Favorable volume and mix at Nordion, which was primarily attributable to Co-60 harvest schedule timing, was the main driver of the increase in product revenues in the three months ended March 31, 2025 compared to the same period in the prior year, partially offset by changes in foreign currency exchange rates.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended March 31, 2025 to the three months ended March 31, 2024:

(thousands of U.S. dollars)
Cost of revenues for the three months ended March 31,	2025	2024	$ Change	% Change

Service	$107,629	$110,852	$(3,223)	(2.9)%
Product	11,462	10,209	1,253	12.3%
Total cost of revenues	$119,091	$121,061	$(1,970)	(1.6)%
Total cost of revenues accounted for approximately 46.8% and 48.8% of our consolidated net revenues for the three months ended March 31, 2025 and 2024, respectively.
Cost of service revenues
Cost of service revenues decreased $3.2 million, or 2.9%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Lower employee compensation costs, due mainly to lab optimization activities in the Nelson Labs segment, was the main driver of the decrease. Changes in foreign currency exchange rates had a $1.9 million favorable impact to cost of service revenues in the three months ended March 31, 2025 compared to the same period in the prior year.
Cost of product revenues
Cost of product revenues increased $1.3 million, or 12.3%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily a result of higher volumes of Co-60 shipments, which resulted in increases in direct material and material transportation costs of $2.2 million. This was partially offset by a $1.0 million decrease in amortization of intangible assets that were fully amortized as of December 31, 2024. Changes in foreign currency exchange rates had a $0.5 million favorable impact to cost of product revenues in the three months ended March 31, 2025 compared to the same period in the prior year.
SG&A Expenses
SG&A expenses increased $4.9 million, or 8.3%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. A $6.3 million increase in litigation and other professional services expense associated with EO sterilization facilities was the main driver of the increase in SG&A expenses, partially offset by a $1.4 million decline in share-based compensation expense.
  Amortization of intangible assets
Amortization of intangible assets decreased $0.4 million, or 2.6% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 due mainly to changes in foreign currency exchange rates.
Illinois EO litigation settlement
On April 3, 2025, the Company agreed to resolve 97 pending and threatened EO claims in the State of Illinois. Pursuant to the terms of the Term Sheet, which is subject to the satisfaction of several conditions, the Company agreed to pay $30.9 million to settle the claims.
Interest Expense, Net
Interest expense, net decreased $0.9 million, or 2.1%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a decline in the variable interest rate on our Term Loan. The weighted average interest rate on our outstanding debt was 7.49% and 8.39% at March 31, 2025 and 2024, respectively.
Foreign Exchange Loss (Gain)
Foreign exchange loss was $0.3 million for the three months ended March 31, 2025 compared to a gain of $0.6 million for the three months ended March 31, 2024. The change in foreign exchange loss (gain) mainly relates to short-term gains and losses on transactions denominated in currencies other than the functional currency of our operating entities. As described in Note 15, “Financial Instruments and Financial Risk,” we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.
Other (Income) Expense, Net
Other income, net increased $1.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The variance was primarily a result of $0.7 million of refinancing costs recognized in the three months ended March 31, 2024 (associated with Amendment No. 3 to the Revolving Credit Facility) that was not incurred in the three months ended March 31, 2025.
(Benefit) Provision for Income Taxes
The Company recognized a $1.6 million benefit for income taxes in the three months ended March 31, 2025, as compared to a $4.7 million income tax provision for the three months ended March 31, 2024. The change was primarily attributable to a pre-tax loss in the three months ended March 31, 2025 compared to pre-tax income in the three months ended March 31, 2024, partially offset by an increase in current year permanent tax differences.
Benefit for income taxes for the three months ended March 31, 2025 differed from the statutory rate primarily due to current year permanent differences, partially offset by the valuation allowance attributable to the limitation on the deductibility of interest expense and the impact of the foreign rate differential. Provision for income taxes for the three months ended March 31, 2024 differed from the statutory rate primarily due to an increase in the valuation allowance against our excess interest expense carryforward balance and the impact of the foreign rate differential, partially offset by a benefit for state income taxes.
Net Loss/Income, Adjusted Net Income and Adjusted EBITDA
Net loss for the three months ended March 31, 2025 was $13.3 million, as compared to net income of $6.3 million for the three months ended March 31, 2024. Adjusted Net Income was $39.0 million for the three months ended March 31, 2025, as compared to $35.6 million for the three months ended March 31, 2024, due to the factors described above. Adjusted EBITDA was $121.8 million for the three months ended March 31, 2025, as compared to $111.9 million for the three months ended March 31, 2024, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of

Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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

The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2025	2024
Net (loss) income	$(13,260)	$6,323
Amortization of intangible assets	18,674	20,124
Share-based compensation(a)	7,269	8,657
Loss on foreign currency and derivatives not designated as hedging instruments, net(b)	1,891	1,230
Business optimization expenses(c)	2,047	54
Refinancing and secondary offering costs(d)	—	1,807
Professional services relating to EO sterilization facilities(e)	12,328	6,339
Illinois EO litigation settlement(f)	30,943	—
Accretion of asset retirement obligations(g)	574	642
Income tax benefit associated with pre-tax adjustments(h)	(21,422)	(9,546)
Adjusted Net Income	39,044	35,630
Interest expense, net	40,876	41,771
Depreciation(i)	22,060	20,306
Income tax provision applicable to Adjusted Net Income(j)	19,859	14,237
Adjusted EBITDA(k)	$121,839	$111,944
(a)    Represents share-based compensation expense to employees and Non-Employee Directors.
(b)    Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(c)     Represents certain costs related to divestitures, acquisitions and the integration of recent acquisitions, as well as professional fees and other costs associated with business optimization, cost saving and other process enhancement projects.
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
(f)    Represents the cost to settle 97 pending and threatened EO claims against Sterigenics in Illinois pursuant to the Term Sheet entered into on April 3, 2025. See Note 14, “Commitments and Contingencies.”
(g)    Represents non-cash accretion of ARO related to Co-60 gamma and EO processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.
(h)    Represents the income tax impact of adjustments calculated based on the tax rate applicable to each item. We eliminate the effect of tax rate changes as applied to tax assets and liabilities and unusual items from our presentation of adjusted net income.
(i)    Includes depreciation of Co-60 held at gamma irradiation sites. The three months ended March 31, 2025 excludes accelerated depreciation associated with business optimization activities.
(j)    Represents the difference between the income tax provision as determined under U.S. GAAP and the income tax provision or benefit associated with pre-tax adjustments described in footnote (h).
(k)    $24.2 million and $23.8 million of the adjustments for the three months ended March 31, 2025 and 2024, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.
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
As a result of the time required to meet regulatory and logistics requirements for delivery of radioactive products, combined with accommodations that we make to our customers to minimize disruptions to their operations during the installation of Co-60, Nordion sales patterns can often vary significantly from one quarter to the next. In most cases, however, timing-related impacts on our sales performance tend to be resolved within several quarters, resulting in more consistent performance over longer periods of time. In addition, sales of gamma irradiation systems occur infrequently and tend to be for larger amounts. Nordion’s results of operations are also impacted by Co-60 harvest schedules.
Nelson Labs
Our Nelson Labs business provides outsourced microbiological and analytical chemistry testing and advisory services for the medical device and pharmaceutical industries.
For more information regarding our reportable segments please refer to Note 16, “Segment Information” to our consolidated financial statements.

Segment Results for the Three Months Ended March 31, 2025 and 2024
The following tables compare segment net revenue and segment income for the three months ended March 31, 2025 to the three months ended March 31, 2024:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2025	2024	$ Change	% Change

Net Revenues
Sterigenics	$169,684	$166,497	$3,187	1.9%
Nordion	32,557	24,007	8,550	35.6%
Nelson Labs	52,282	57,672	(5,390)	(9.3)%
Segment Income
Sterigenics	$88,004	$85,818	$2,186	2.5%
Nordion	17,422	10,785	6,637	61.5%
Nelson Labs	16,413	15,341	1,072	7.0%
Segment Income margin
Sterigenics	51.9%	51.5%
Nordion	53.5%	44.9%
Nelson Labs	31.4%	26.6%
Net Revenues by Segment
Sterigenics net revenues were $169.7 million for the three months ended March 31, 2025, an increase of $3.2 million, or 1.9%, as compared to the three months ended March 31, 2024. The increase reflects a benefit from pricing of 4.1%, partially offset by an unfavorable impact from changes in foreign currency exchange rates of 1.9%.
Nordion net revenues were $32.6 million for the three months ended March 31, 2025, an increase of $8.6 million, or 35.6%, as compared to the three months ended March 31, 2024. Revenue growth was driven mainly by volume and mix, which was largely attributable to a more favorable Co-60 harvest schedule timing for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, partially offset by an unfavorable impact from changes in foreign currency exchange rates of 5.0%.
Nelson Labs net revenues were $52.3 million for the three months ended March 31, 2025, a decrease of $5.4 million, or 9.3%, as compared to the three months ended March 31, 2024. Favorable pricing and improvement in core lab testing services was offset by a decline in expert advisory service revenue and changes in foreign currency exchange rates.
Segment Income
Sterigenics segment income was $88.0 million for the three months ended March 31, 2025, an increase of $2.2 million, or 2.5%, as compared to the three months ended March 31, 2024. Segment income and segment income margin increased primarily due to the benefit of pricing, partially offset by inflation and changes in foreign currency exchange rates.
Nordion segment income was $17.4 million for the three months ended March 31, 2025, an increase of $6.6 million, or 61.5%, as compared to the three months ended March 31, 2024. The increase in segment income and segment income margin was primarily driven by higher volume and mix, stemming from favorable Co-60 harvest schedule timing, as referenced above.
Nelson Labs segment income was $16.4 million for the three months ended March 31, 2025, an increase of $1.1 million, or 7.0%, as compared to the three months ended March 31, 2024. The increase in segment income and segment income margin was attributable to favorable pricing and volume/mix improvements in core lab testing services coupled with lab optimization, partially offset by lower volume/mix in expert advisory services.
LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of March 31, 2025, we had $304.4 million of cash and cash equivalents. This is an increase of $27.1 million from the balance at December 31, 2024. The increase in cash and cash equivalents was attributable to $55.5 million of cash provided by operating activities, partially offset by $19.9 million of cash paid for purchases of property, plant and equipment and $8.1 million of cash used in financing activities. Our foreign subsidiaries held cash of approximately $291.6 million at March 31, 2025 and $259.8 million at December 31, 2024. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements (inclusive of debt service on our long-term debt), make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs that we expect to continue to incur for at least the next twelve months and the foreseeable future thereafter. Our primary long-term liquidity requirements beyond the next 12 months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of March 31, 2025, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of March 31, 2025, our interest rate derivatives limit our cash flow exposure of our variable rate borrowings under the Term Loans. Refer to Note 15, “Financial Instruments and Financial Risk,” “Derivative Instruments” for additional information about changes in interest rate risk.

Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the three months ended March 31, 2025, our capital expenditures amounted to $19.9 million, compared to $34.9 million for the three months ended March 31, 2024.

 Cash Flow Information
Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

(thousands of U.S. dollars)	2025	2024
Net Cash Provided by (Used in):
Operating activities	$55,521	$9,699
Investing activities	(19,881)	(34,853)
Financing activities	(8,087)	(11,941)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(337)	(1,739)
Net increase (decrease) in cash and cash equivalents, including restricted cash, during the period	$27,216	$(38,834)
Operating activities
Cash flows provided by operating activities increased $45.8 million to net cash provided of $55.5 million for the three months ended March 31, 2025 compared to $9.7 million for the three months ended March 31, 2024. The increase in cash flows from operating activities in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven primarily by the $35.0 million payment of the Georgia EO litigation settlement in the three months ended March 31, 2024.
Investing activities
Cash used in investing activities decreased $15.0 million to net cash used of $19.9 million for the three months ended March 31, 2025 compared to $34.9 million for the three months ended March 31, 2024. The variance was driven by a decrease in capital expenditures of $15.0 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Financing activities
Cash used in financing activities decreased by $3.9 million to $8.1 million for the three months ended March 31, 2025 compared to $11.9 million for the three months ended March 31, 2024. The difference was due mainly to a $6.7 million payment to settle a finance lease in 2024, partially offset by an increase of $2.5 million in principal payments on long-term borrowings.
Debt Facilities
On December 13, 2019, SHH, our wholly owned subsidiary, entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (as amended through Amendment No. 5 (as defined below), the “Credit Agreement”). Amendment No. 5 increased the total borrowing capacity under the Revolving Credit Facility to $600.0 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.
On April 30, 2025, the Company and SHH entered into Amendment No. 5 (“Amendment No. 5”) to the Revolving Credit Facility. Among other changes, Amendment No. 5 provides (i) for an increase in the commitments under the existing Revolving Credit Facility in an aggregate principal amount of $176.2 million, (ii) that certain lenders providing revolving credit commitments shall also provide additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $186.3 million and (iii) for the extension of the maturity date of the Revolving Credit Facility to April 30, 2030. Amendment No. 5 does not give effect to any other material changes to the terms and conditions of the Credit Agreement, including with respect to the representations and warranties, events of default and the affirmative or negative covenants.
The Company and SHH had previously entered into Amendments No. 4 and Amendment No. 3 on May 30, 2024 and March 1, 2024, respectively. See Note 8, “Long-Term Debt,” to the Financial Statements for a description of these amendments.
On May 30, 2024, SHH, the Company, certain subsidiaries of the Company, and Wilmington Trust, National Association, as trustee, paying agent, registrar, transfer agent and notes collateral agent, entered into an Indenture (the “Indenture”) governing SHH’s $750.0 million aggregate principal amount of 7.375% senior secured notes due 2031 (the “Secured Notes”) issued in May 2024.

The Senior Secured Credit Facilities and the Indenture contain certain covenants and events of default. Additionally, all of SHH’s obligations under the Senior Secured Credit Facilities and the Indenture are unconditionally guaranteed by the Company and certain domestic restricted subsidiaries. For additional information about our Senior Secured Credit Facilities, the Indenture and the Secured Notes, including the covenants and events of default, refer to Note 8, “Long-Term Debt,” to our Financial Statements.
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of April 30, 2025, the Company had $13.7 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $586.3 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 15, “Financial Instruments and Financial Risk,” “Derivative Instruments.”
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates made in connection with the preparation of the financial statements is included in Item 7 of our 2024 Form 10-K. There have been no significant changes in critical accounting policies, management estimates or accounting policies since the year ended December 31, 2024.
NEW ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements applicable to our business, see Note 2, “Recent Accounting Standards,” to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2024 Form 10-K. These market risks have not materially changed for the three months ended March 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Proceedings Described in Note 14 “Commitments and Contingencies,” of Our Consolidated Financial Statements
Note 14, “Commitments and Contingencies,” to our consolidated financial statements for the three months ended March 31, 2025 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This Item should be read in conjunction with Note 14 “Commitments and Contingencies,” for information regarding the following legal proceedings, which information is incorporated into this Item 1 by reference:

•Ethylene Oxide Tort Litigation – California, Georgia, Illinois and New Mexico;
•Insurance Coverage for Environmental Liabilities; and
•Sotera Health Company Securities Litigation and Related Matters.
Legal Proceedings Not Described in Note 14 “Commitments and Contingencies,” to Our Consolidated Financial Statements
In addition to the matters identified in Note 14 “Commitments and Contingencies,” to our consolidated financial statements for the three months ended March 31, 2025 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, we report matters, if any, that constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party. SEC regulations require disclosure of environmental proceedings that involve a government authority and potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. The Company uses a threshold of $1.0 million to determine whether the disclosure of any such proceedings is required because we believe matters under this threshold are not material to the Company.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously described under Item 1A of our 2024 Form 10-K.
Item 5. Other Information.
Amendment No. 5 to the Revolving Credit Facility
On April 30, 2025, the Company and SHH entered into Amendment No. 5 to the Revolving Credit Facility, by and among the Company, SHH, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and the lenders and issuing banks party thereto (together with the First Lien Administrative Agent, the “Lenders”). Among other changes, Amendment No. 5 provides (i) for an increase in the commitments under the existing Revolving Credit Facility in an aggregate principal amount of $176.2 million, (ii) that certain lenders providing revolving credit commitments shall also provide additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $186.3 million and (iii) for the extension of the maturity date of the Revolving Credit Facility to April 30, 2030. Amendment No. 5 does not give effect to any other material changes to the terms and conditions of the Credit Agreement, including with respect to the representations and warranties, events of default and the affirmative or negative covenants. The Lenders party to Amendment No. 5 and their affiliates have provided investment banking, financial advisory and other services to the Company for customary fees and reimbursement of expenses, and those Lenders and affiliates may, from time to time, continue to do so. The foregoing description of certain provisions of the Amendment No. 5 and the underlying Credit Agreement does not purport to be complete and is qualified in its entirety by the full text of the Credit

Agreement and the Amendment, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference.
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408).

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
10.1
Amendment No. 5 to the First Lien Credit Agreement, dated as of April 30, 2025 by and among Sotera Health Company, Sotera Health Holdings, LLC, certain subsidiaries of Sotera Health Company, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and the lenders and issuing banks party thereto
*
10.2	Amended and Restated Employment Offer by Sotera Health Company and Jonathan M. Lyons dated as of February 26, 2025					*
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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
Date: May 1, 2025