Form 10-Q
period 2025-06-30
Sotera Health Co
filed 2025-08-08
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of July 29, 2025, there were 284,046,606 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	June 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$332,437	$277,242
Restricted cash short-term	1,835	1,623
Accounts receivable, net of allowance for uncollectible accounts of $2,323 and $2,532, respectively	136,557	140,327
Inventories, net	59,949	49,158
Prepaid expenses and other current assets	66,024	51,031
Income taxes receivable	11,373	6,656
Total current assets	608,175	526,037
Property, plant, and equipment, net	1,080,399	1,036,892
Operating lease assets	31,524	27,551
Deferred income taxes	4,466	2,865
Post-retirement assets	48,272	42,524
Other assets	39,282	37,053
Other intangible assets, net	300,109	317,653
Goodwill	1,104,502	1,081,073
Total assets	$3,216,729	$3,071,648
Liabilities and equity
Current liabilities:
Accounts payable	$63,660	$55,098
Accrued liabilities	143,542	90,463
Deferred revenues	11,526	15,100
Current portion of long-term debt	14,820	14,803
Current portion of finance lease obligations	3,237	2,923
Current portion of operating lease obligations	5,598	5,056
Income taxes payable	3,937	7,559
Total current liabilities	246,320	191,002
Long-term debt	2,202,651	2,208,100
Finance lease obligations, less current portion	95,420	95,286
Operating lease obligations, less current portion	27,988	24,465
Noncurrent asset retirement obligations	52,150	49,319
Deferred lease income	17,397	16,784
Post-retirement obligations	8,302	7,863
Noncurrent liabilities	7,150	4,418
Deferred income taxes	48,068	69,500
Total liabilities	2,705,446	2,666,737
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at June 30, 2025 and December 31, 2024	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 shares authorized; no shares issued at June 30, 2025 and December 31, 2024	—	—
Treasury stock, at cost (1,991 and 2,571 shares at June 30, 2025 and December 31, 2024, respectively)	(19,038)	(23,434)
Additional paid-in capital	1,251,089	1,243,778
Retained deficit	(615,340)	(610,042)
Accumulated other comprehensive loss	(108,288)	(208,251)
Total equity	511,283	404,911
Total liabilities and equity	$3,216,729	$3,071,648
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Service	$257,244	$237,756	$481,184	$464,237
Product	37,097	38,838	67,680	60,533
Total net revenues	294,341	276,594	548,864	524,770
Cost of revenues:
Service	113,293	109,136	220,922	219,988
Product	14,427	14,667	25,889	24,876
Total cost of revenues	127,720	123,803	246,811	244,864
Gross profit	166,621	152,791	302,053	279,906
Selling, general and administrative expenses	68,893	60,575	131,954	118,784
Amortization of intangible assets	9,298	15,417	24,625	31,149
Illinois EO litigation settlements	34,000	—	64,943	—
Interest expense, net	40,651	40,388	81,527	82,159
Loss on refinancing of debt	80	23,400	80	24,090
Foreign exchange loss (gain)	627	(611)	916	(1,183)
Other income, net	(5,825)	(1,520)	(6,066)	(1,249)
Income before income taxes	18,897	15,142	4,074	26,156
Provision for income taxes	10,935	6,388	9,372	11,079
Net income (loss)	7,962	8,754	(5,298)	15,077
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $24, $10, $27, and $47, respectively)	71	30	81	143
Interest rate derivatives (net of taxes of $(386), $(857), $(652) and $(711), respectively)	(1,123)	(2,461)	(1,895)	(2,042)
Foreign currency translation	82,217	(23,110)	101,777	(50,816)
Comprehensive income (loss)	$89,127	$(16,787)	$94,665	$(37,638)
Earnings (loss) per share:
Basic	$0.03	$0.03	$(0.02)	$0.05
Diluted	0.03	0.03	(0.02)	0.05
Weighted average number of shares outstanding:
Basic	283,933	282,894	283,747	282,403
Diluted	285,756	284,541	283,747	284,264
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net (loss) income	$(5,298)	$15,077
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	45,223	40,381
Amortization of intangible assets	30,597	39,879
Loss on refinancing of debt	80	24,090
Deferred income taxes	(25,099)	(8,099)
Share-based compensation expense	15,361	18,844
Accretion of asset retirement obligations	1,136	1,278
Unrealized foreign exchange loss (gain)	18,886	(6,980)
Unrealized (gain) loss on derivatives not designated as hedging instruments	(1,994)	1,750
Amortization of debt issuance costs	2,645	4,704
Other	(2,474)	(3,258)
Changes in operating assets and liabilities:
Accounts receivable	9,084	22,261
Inventories	(7,663)	(11,084)
Other current assets	(14,250)	(3,602)
Accounts payable	5,573	(1,959)
Accrued liabilities	(14,514)	(18,585)
Illinois EO litigation settlements	64,943	—
Georgia EO litigation settlement	—	(35,000)
Income taxes payable / receivable, net	(8,212)	(5,343)
Other liabilities	(27)	(128)
Other long-term assets	(1,060)	(3,232)
Net cash provided by operating activities	112,937	70,994
Investing activities:
Purchases of property, plant and equipment	(51,147)	(76,811)
Other investing activities	37	37
Net cash used in investing activities	(51,110)	(76,774)
Financing activities:
Proceeds from long-term borrowings	—	2,259,350
Payments of debt issuance costs and debt discount	(2,326)	(30,204)
Payment on long-term borrowings	(7,547)	(2,260,600)
Buyout of leased facility	—	(6,736)
Shares withheld for employee taxes on equity awards	(3,654)	(2,176)
Other financing activities	(1,493)	(996)
Net cash used in financing activities	(15,020)	(41,362)
Effect of exchange rate changes on cash and cash equivalents	8,600	(6,754)
Net increase (decrease) in cash and cash equivalents, including restricted cash	55,407	(53,896)
Cash and cash equivalents, including restricted cash, at beginning of period	278,865	301,654
Cash and cash equivalents, including restricted cash, at end of period	$334,272	$247,758
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$102,716	$111,169
Cash paid during the period for income taxes, net of tax refunds received	32,207	27,714
Purchases of property, plant and equipment included in accounts payable	10,307	13,538
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at March 31, 2025	283,855	$2,860	$(20,855)	$1,244,841	$(623,302)	$(189,453)	$414,091
Share-based compensation plans	192	—	1,817	6,248	—	—	8,065
Comprehensive income (loss):							—
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	71	71
Foreign currency translation	—	—	—	—	—	82,217	82,217
Interest rate derivatives, net of tax	—	—	—	—	—	(1,123)	(1,123)
Net income	—	—	—	—	7,962	—	7,962
Balance at June 30, 2025	284,047	$2,860	$(19,038)	$1,251,089	$(615,340)	$(108,288)	$511,283

	Six Months Ended June 30, 2025
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2024	283,466	$2,860	$(23,434)	$1,243,778	$(610,042)	$(208,251)	$404,911
Share-based compensation plans	581	—	4,396	7,311	—	—	11,707
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	81	81
Foreign currency translation	—	—	—	—	—	101,777	101,777
Interest rate derivatives, net of tax	—	—	—	—	—	(1,895)	(1,895)
Net loss	—	—	—	—	(5,298)	—	(5,298)
Balance at June 30, 2025	284,047	$2,860	$(19,038)	$1,251,089	$(615,340)	$(108,288)	$511,283
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

Accounting Standards Updates (“ASU”) Issued But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require entities to disclose, on an annual basis, specific categories in the reconciliation of the provision (benefit) for income taxes to the statutory rate and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the update requires entities to disclose a disaggregation of taxes paid by category (federal, state and foreign taxes) as well as individual jurisdictions. For public business entities, the amendments in this ASU are effective for annual periods beginning after December 15, 2024 and will be reflected in our Annual Report on Form 10-K for the year ending December 31, 2025. This ASU will increase the tax disclosures in the Company’s Annual Report on Form 10-K, but will not impact reported income tax expense or related tax assets and liabilities.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require entities to disaggregate certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 and clarifies that entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is in the process of assessing the impact of this ASU on our disclosures and expects that this ASU will increase disclosures in the annual and interim periods when adopted.

Sotera Health Company
Notes to Consolidated Financial Statements
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three and six months ended June 30, 2025 and 2024:

(thousands of U.S. dollars)	Three Months Ended June 30, 2025
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$194,839	$41,371	$—	$236,210
Over time	—	1,060	57,071	58,131
Total	$194,839	$42,431	$57,071	$294,341

(thousands of U.S. dollars)	Three Months Ended June 30, 2024
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$176,354	$40,974	$—	$217,328
Over time	—	270	58,996	59,266
Total	$176,354	$41,244	$58,996	$276,594

(thousands of U.S. dollars)	Six Months Ended June 30, 2025
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$364,523	$73,671	$—	$438,194
Over time	—	1,317	109,353	110,670
Total	$364,523	$74,988	$109,353	$548,864

(thousands of U.S. dollars)	Six Months Ended June 30, 2024
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$342,851	$64,025	$—	$406,876
Over time	—	1,226	116,668	117,894
Total	$342,851	$65,251	$116,668	$524,770
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $11.5 million and $15.1 million at June 30, 2025 and December 31, 2024, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
4.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
	June 30, 2025	December 31, 2024
Raw materials and supplies	$48,911	$42,408
Work-in-process	3,209	929
Finished goods	8,058	6,039
	60,178	49,376
Reserve for excess and obsolete inventory	(229)	(218)
Inventories, net	$59,949	$49,158

Sotera Health Company
Notes to Consolidated Financial Statements
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
	June 30, 2025	December 31, 2024
Prepaid taxes	$4,690	$4,993
Prepaid business insurance	3,602	6,993
Prepaid rent	5,599	1,223
Customer contract assets	28,570	15,213
Current deposits	197	807
Prepaid maintenance contracts	1,109	638
Value added tax receivable	3,288	3,614
Prepaid software licensing	3,087	2,590
Stock supplies	5,022	4,025
Embedded derivatives	1,339	2,689
Other	9,521	8,246
Prepaid expenses and other current assets	$66,024	$51,031
6.Goodwill and Other Intangible Assets
Changes to goodwill during the six months ended June 30, 2025 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2024	$653,222	$255,485	$172,366	$1,081,073
Changes due to foreign currency exchange rates	5,884	13,361	4,184	23,429
Goodwill at June 30, 2025	$659,106	$268,846	$176,550	$1,104,502
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of June 30, 2025
Finite-lived intangible assets
Customer relationships	$167,468	$78,620
Proprietary technology	37,893	18,356
Trade names	2,548	1,908
Land-use rights	8,649	2,151
Sealed source and supply agreements	202,780	120,815
Other	4,452	4,194
Total finite-lived intangible assets	423,790	226,044

Indefinite-lived intangible assets
Regulatory licenses and other(a)	76,371	—
Trade names / trademarks	25,992	—
Total indefinite-lived intangible assets	102,363	—
Total	$526,153	$226,044

Sotera Health Company
Notes to Consolidated Financial Statements

As of December 31, 2024	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$646,965	$537,871
Proprietary technology	73,464	52,976
Trade names	2,531	1,651
Land-use rights	8,493	2,008
Sealed source and supply agreements	192,630	110,668
Other	4,344	3,655
Total finite-lived intangible assets	928,427	708,829

Indefinite-lived intangible assets
Regulatory licenses and other(a)	72,550	—
Trade names / trademarks	25,505	—
Total indefinite-lived intangible assets	98,055	—
Total	$1,026,482	$708,829
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
Amortization expense for finite-lived intangible assets was $11.9 million and $19.8 million for the three months ended June 30, 2025 and 2024, respectively. $9.3 million and $15.4 million was included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2025 and 2024, respectively, whereas the remainder was included in “Cost of revenues.”
Amortization expense for finite-lived intangible assets was $30.6 million and $39.9 million for the six months ended June 30, 2025 and 2024, respectively. $24.6 million and $31.1 million was included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2024, respectively, whereas the remainder was included in “Cost of revenues.”
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2025	$11,294
2026	22,207
2027	21,130
2028	20,582
2029	20,473
Thereafter	102,060
Total	$197,746

Sotera Health Company
Notes to Consolidated Financial Statements
The weighted-average remaining amortization periods of the finite-lived intangible assets by major intangible asset class as of June 30, 2025 were as follows:

(in years)	Weighted average remaining amortization period
Customer relationships	9.7
Proprietary technology	10.3
Trade names	1.3
Land-use rights	31.2
Sealed source and supply agreements	9.5
Other	0.9
7.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	June 30, 2025	December 31, 2024
Accrued employee compensation	$33,305	$37,018
Reserve for Illinois EO litigation settlements	64,943	—
Accrued interest expense	5,363	25,321
Embedded derivatives	905	4,098
Professional fees	27,147	12,572
Accrued utilities	1,926	1,651
Insurance accrual	2,122	2,326
Accrued taxes	2,210	3,923
Other	5,621	3,554
Accrued liabilities	$143,542	$90,463
8.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of June 30, 2025	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured notes due 2031	$750,000	$(3,418)	$—	746,582
Term loan due 2031	1,498,030	(6,001)	(21,140)	1,470,889
	2,248,030	(9,419)	(21,140)	2,217,471
Less current portion	15,094	(61)	(213)	14,820
Long-term debt	$2,232,936	$(9,358)	$(20,927)	$2,202,651

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)
As of December 31, 2024	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured notes due 2031	$750,000	$(3,707)	$—	746,293
Term loan due 2031	1,505,577	(6,508)	(22,459)	1,476,610
	2,255,577	(10,215)	(22,459)	2,222,903
Less current portion	15,094	(65)	(226)	14,803
Long-term debt	$2,240,483	$(10,150)	$(22,233)	$2,208,100
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

On May 30, 2024, the Company and SHH entered into Amendment No. 4 (“Amendment No. 4”) to the Senior Secured Credit Facilities. Among other changes, Amendment No. 4 provides for term loans (the “Refinancing Term Loans”) to SHH in an aggregate principal amount of $1,509.4 million. Pursuant to Amendment No. 4, the Refinancing Term Loans shall have an applicable interest rate margin per annum equal to (i) ABR plus 2.25% for ABR Loans (as defined in the Credit Agreement), (ii) daily simple Secured Overnight Financing Rate (“SOFR”) plus 3.25% for RFR Loans (as defined in the Credit Agreement) and (iii) Term SOFR plus 3.25% for Term Benchmark Loans (as defined in the Credit Agreement), in each case with a 0.00% applicable floor and the applicable interest rate margin shall be subject to a pricing step-down of 0.25% when the Senior Secured Leverage Ratio (as defined in the Credit Agreement) is less than or equal to 3.30:1.00. The Refinancing Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031. The weighted average interest rates on borrowings under the Refinancing Term Loans for the three months ended June 30, 2025 and 2024 was 7.55% and 8.58%, respectively, and 7.60% and 8.58% for the six months ended June 30, 2025 and 2024, respectively.

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

Sotera Health Company
Notes to Consolidated Financial Statements
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
The Senior Secured Credit Facilities and the Indenture contain additional covenants that, among other things, restrict, subject to certain exceptions, limitations and qualifications, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur additional indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and the Indenture. The Senior Secured Credit Facilities and the Indenture also contain certain customary affirmative covenants and events of default, including upon a change of control. In addition, an event of default under the Senior Secured Credit Facilities and the Indenture would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of the greater of (i) $162.6 million or (ii) 30.0% of consolidated EBITDA or LTM EBITDA (as defined in the Credit Agreement and the Indenture, respectively) and the judgments were not stayed or remained undischarged for a period of 60 consecutive days. As of June 30, 2025, we were in compliance with all of the covenants under the Senior Secured Credit Facilities and the Indenture.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of June 30, 2025, the Company had $14.2 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $585.8 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 15, “Financial Instruments and Financial Risk”— “Derivative Instruments.”

Sotera Health Company
Notes to Consolidated Financial Statements
Aggregate Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt issuance costs and discounts, as of June 30, 2025, were as follows:

(thousands of U.S. dollars)
2025	$7,547
2026	15,094
2027	15,094
2028	15,094
2029	15,094
Thereafter	2,180,107
Total	$2,248,030
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
Income tax expense for the three and six months ended June 30, 2025 differed from the statutory rate primarily due to the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential and current year permanent tax differences, partially offset by a benefit for state income taxes. Income tax expense for the three and six months ended June 30, 2024 differed from the statutory rate primarily due to the valuation allowance attributable to the limitation on the deductibility of interest expense and the impact of the foreign rate differential, partially offset by a benefit for state income taxes.
10.Employee Benefits
The Company sponsors various post-employment benefit plans including, in certain countries outside the U.S., defined benefit and defined contribution pension plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion.
Defined benefit pension plan
The following defined benefit pension plan disclosure relates to Nordion. Certain immaterial foreign defined benefit pension plans have been excluded from the table below. The interest cost, expected return on plan assets and amortization of net actuarial gain are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic pension benefit for the defined benefit plans for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2025	2024	2025	2024
Service cost	$125	$142	$245	$287
Interest cost	2,393	2,612	4,701	5,263
Expected return on plan assets	(3,996)	(3,961)	(7,848)	(7,980)
Net periodic benefit	$(1,478)	$(1,207)	$(2,902)	$(2,430)

Sotera Health Company
Notes to Consolidated Financial Statements
The Company currently has no funding requirements as the Nordion pension plan has a going concern surplus as defined by Canadian federal regulation, which requires solvency testing on defined benefit pension plans on an annual basis.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of June 30, 2025 and December 31, 2024, we had letters of credit outstanding relating to the defined benefit plans totaling $6.5 million and $6.4 million, respectively. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.
Other benefit plans
Other benefit plans disclosed below relate to Nordion and include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. Certain immaterial other foreign benefit plans have been excluded from the table below. All non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2025	2024	2025	2024
Service cost	$1	$2	$2	$5
Interest cost	79	85	155	171
Amortization of net actuarial gain	(18)	(33)	(36)	(66)
Net periodic benefit cost	$62	$54	$121	$110
11.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – April 1, 2025	$1,175		$(190,106)	$(522)		$(189,453)
Other comprehensive income (loss) before reclassifications	89		82,217	(874)		81,432
Amounts reclassified from accumulated other comprehensive income (loss)	(18)	(a)	—	(249)	(b)	(267)
Net current-period other comprehensive income (loss)	71		82,217	(1,123)		81,165
Ending balance – June 30, 2025	$1,246		$(107,889)	$(1,645)		$(108,288)

Beginning balance – January 1, 2025	$1,165		$(209,666)	$250		(208,251)
Other comprehensive income (loss) before reclassifications	117		101,777	(1,394)		100,500
Amounts reclassified from accumulated other comprehensive income (loss)	(36)	(a)	—	(501)	(b)	(537)
Net current-period other comprehensive income (loss)	81		101,777	(1,895)		99,963
Ending balance – June 30, 2025	$1,246		$(107,889)	$(1,645)		$(108,288)

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives	Total
Beginning balance – April 1, 2024	$(7,184)		$(118,737)	$6,065	$(119,856)
Other comprehensive income (loss) before reclassifications	63		(23,110)	1,177	(21,870)
Amounts reclassified from accumulated other comprehensive income (loss)	(33)	(a)	—	(3,638)	(3,671)
Net current-period other comprehensive income (loss)	30		(23,110)	(2,461)	(25,541)
Ending balance – June 30, 2024	$(7,154)		$(141,847)	$3,604	$(145,397)

Beginning balance – January 1, 2024	$(7,297)		$(91,031)	$5,646	$(92,682)
Other comprehensive income (loss) before reclassifications	209		(50,816)	5,228	(45,379)
Amounts reclassified from accumulated other comprehensive income (loss)	(66)	(a)	—	(7,270)	(7,336)
Net current-period other comprehensive income (loss)	143		(50,816)	(2,042)	(52,715)
Ending balance – June 30, 2024	$(7,154)		$(141,847)	$3,604	$(145,397)
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
We recognized $0.2 million and $0.4 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.

Sotera Health Company
Notes to Consolidated Financial Statements
A summary of the activity for the six months ended June 30, 2025 related to the restricted stock awards distributed in respect of the pre-IPO awards (Class B-1) is presented below:

Restricted Stock - Pre- IPO B-1
Unvested at December 31, 2024	71,451
Vested	(69,556)
Unvested at June 30, 2025	1,895
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

We recognized $8.0 million ($1.7 million for stock options, $5.4 million for RSUs and $0.9 million for PSUs) and $9.8 million ($4.6 million for stock options and $5.2 million for RSUs) of share-based compensation expense for these awards for the three months ended June 30, 2025 and 2024, respectively. We recognized $14.9 million ($3.9 million for stock options, $9.9 million for RSUs and $1.1 million for PSUs) and $18.1 million ($8.6 million for stock options and $9.5 million for RSUs) for the six months ended June 30, 2025 and 2024, respectively, in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses.”
Stock Options
Stock options generally vest ratably over a period of two to four years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the six months ended June 30, 2025:

	Number of Shares	Weighted-average Exercise Price
Outstanding stock options at December 31, 2024	8,328,051	$14.94
Forfeited	(49,802)	19.77
Outstanding stock options at June 30, 2025	8,278,249	$14.91
As of June 30, 2025, there were 6.9 million vested and exercisable stock options.
RSUs
Time-based RSUs generally vest ratably over a period of one to three years and are valued based on our market price on the date of grant. For RSUs with performance modifiers, management estimated the fair value using a Monte Carlo simulation valuation model. The following table summarizes our unvested RSU activity for the six months ended June 30, 2025:

	Number of Shares	Weighted-average Grant Date Fair Value
Unvested at December 31, 2024	2,278,537	$13.73
Granted	1,560,201	13.46
Forfeited	(28,168)	11.93
Vested	(877,134)	15.60
Unvested at June 30, 2025	2,933,436	$13.05

Sotera Health Company
Notes to Consolidated Financial Statements
PSUs
PSUs vest at the end of a three year service period and are valued based on our market price on the date of grant. PSUs awarded to our CEO with vesting conditions dependent upon the achievement of stock price increases were valued using a Monte Carlo simulation valuation model. The following table summarizes our unvested PSUs for the six months ended June 30, 2025:

	Number of Shares	Weighted-average Grant Date Fair Value
Unvested at December 31, 2024	—	—
Granted	865,256	10.86
Unvested at June 30, 2025	865,256	$10.86
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
In periods in which the Company has net income, earnings per share is calculated using the two-class method. This method is required as unvested pre-IPO restricted stock awards have the right to receive non-forfeitable dividends or dividend equivalents if the Company were to declare dividends on its common stock. Pursuant to the two-class method, earnings for each period are allocated on a pro-rata basis to common stockholders and unvested pre-IPO restricted stock awards. Diluted earnings per share is computed using the more dilutive of the (a) two-class method and (b) treasury stock method, as applicable, to the potentially dilutive instruments.

In periods in which the Company has a net loss, the two-class method is not applicable because the unvested pre-IPO restricted stock awards do not participate in losses.

Our basic and diluted earnings (loss) per common share are calculated as follows:

	Three Months Ended		Six Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Earnings (Loss):
Net income (loss)	$7,962	$8,754	$(5,298)	$15,077
Less: Allocation to participating securities	1	7	—	33
Net income (loss) attributable to Sotera Health Company common shareholders	$7,961	$8,747	$(5,298)	$15,044
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	283,933	282,894	283,747	282,403
Dilutive effect of potential common shares(a)	1,823	1,647	—	1,861
Weighted-average common shares outstanding - diluted	285,756	284,541	283,747	284,264
Earnings (Loss) per Common Share:
Net income (loss) per common share attributable to Sotera Health Company common shareholders - basic	$0.03	$0.03	$(0.02)	$0.05
Net income (loss) per common share attributable to Sotera Health Company common shareholders - diluted	0.03	0.03	(0.02)	0.05

Sotera Health Company
Notes to Consolidated Financial Statements
(a)As the Company reported a net loss for the six months ended June 30, 2025, the calculation of diluted weighted average common shares outstanding is not applicable because the effect of including the potential common shares would be anti-dilutive.
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
in thousands of share amounts	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stock options	5,566	5,776	8,299	5,248
RSUs	1,473	1,800	2,669	1,583
PSUs	—	—	475	—
Total anti-dilutive securities	7,039	7,576	11,443	6,831
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
The information regarding those lawsuits set forth below, including the number of claims, is as of June 30, 2025, except as otherwise indicated.
Ethylene Oxide Tort Litigation
Sterigenics U.S., LLC (“Sterigenics”) and other medical supply sterilization companies have been subjected to tort lawsuits alleging various injuries caused by low-level environmental exposure to EO used at or emitted from sterilization facilities. Those lawsuits, as detailed further below, are individual claims, as opposed to class actions.
California
As of July 7, 2025, subsidiaries of the Company and other parties are defendants in seven lawsuits in Los Angeles County Superior Court in which the plaintiffs are asserting approximately 80 claims for personal injury or wrongful death allegedly resulting from emissions and releases of EO from Sterigenics’ Vernon facilities (the “Vernon Cases”). The Vernon Cases have been assigned to one judge and discovery is underway.

Sotera Health Company
Notes to Consolidated Financial Statements
Georgia
Subsidiaries of the Company and other parties are defendants in lawsuits in Georgia in which plaintiffs allege personal injuries, wrongful death and property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility (the “Atlanta Cases”).
As of July 10, 2025, approximately 380 personal injury and wrongful death claims in the State Court of Cobb County (the “Georgia Trial Court”) have been consolidated for pretrial purposes (the “Consolidated Personal Injury Cases”). The Consolidated Personal Injury Cases are governed by a case management order pursuant to which general causation issues in a pool of eight cases are to be adjudicated in Phase 1 and specific causation issues in the pool cases are to be adjudicated in Phase 2; the remaining Consolidated Personal Injury Cases (including 15 cases that include both personal injury and property claims) are stayed. On November 22, 2024, the Georgia Trial Court issued a Phase 1 ruling on general causation issues granting in part and denying in part defendants’ motions to exclude certain Phase 1 expert testimony and defendants’ motions for summary judgment on Phase 1 issues (the “Phase 1 Ruling”). Plaintiffs and defendants appealed the Phase 1 Ruling and these appeals are pending before the Georgia Court of Appeals. Phase 2 discovery in the pool cases closed in June 2025. Also in June 2025, plaintiffs and defendants each filed motions to exclude certain expert witnesses disclosed during Phase 2, and Sterigenics filed motions for summary judgment. Those motions remain pending. Trial of the first pool case currently is scheduled to begin on March 16, 2026. In addition, one personal injury lawsuit is pending before a different judge but is stayed, along with the stayed cases in the Consolidated Personal Injury Cases.
One lawsuit is pending in the Georgia Trial Court in which employees of a sterilization customer of Sterigenics allege they were injured while working at the customer’s distribution facility by exposure to residual EO allegedly emanating from products of the customer that had been sterilized by Sterigenics. Sterigenics’ motion to dismiss in part plaintiffs’ Fourth Amended Complaint was heard by the Georgia Trial Court in June 2025 and remains pending and discovery is ongoing. Pursuant to the customer’s contract with Sterigenics, the customer is indemnifying Sterigenics against this lawsuit.
Approximately 340 property devaluation lawsuits pending in the Georgia Trial Court have been consolidated for pretrial purposes (the “Consolidated Property Cases”). A pool of nine of the Consolidated Property Cases are proceeding under case management orders and are currently in discovery. The remaining cases are stayed.
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
On April 3, 2025, Sterigenics entered into a binding term sheet (the “April Term Sheet”) to resolve the seven cases previously set for trials in April and June 2025 and all of the other claims being pursued by the same plaintiffs’ counsel, including those of the individual plaintiffs in 61 Willowbrook Cases and 29 claimants who asserted claims but had yet to file lawsuits (collectively, the “Eligible April Claimants”). The settlement is subject to the satisfaction of several conditions, including participation by 100 percent of the Eligible April Claimants, stays of the trials that were scheduled to begin in April and June and a determination by the Circuit Court of Cook County that the settlement was entered in good faith under the Illinois Contribution Among Joint Tortfeasors Act. Pursuant to the April Term Sheet, Sterigenics will pay a total of $30.9 million, each Eligible April Claimant participating in the settlement will execute a Confidential General Release, Settlement Agreement and Covenant Not To Sue and the cases will be dismissed with prejudice. The opt-out deadline was June 28, 2025; 100 percent of the Eligible April Claimants elected to participate in the settlement.
On July 23, 2025, Sterigenics entered into a binding term sheet (the “July Term Sheet”) to resolve ten cases set for trials in October 2025 and March 2026, and 119 other claims being pursued by the same plaintiffs’ counsel, including those of the individual plaintiffs in 56 Willowbrook Cases and 63 claimants who asserted claims but had yet to file lawsuits (collectively, the “Eligible July Claimants”). The settlement is subject to the satisfaction of several conditions, including participation by 100 percent of the Eligible July Claimants, stays of the trials scheduled to begin in October 2025 and March 2026 and a determination by the Circuit Court of Cook County that the settlement was entered in good faith under the Illinois Contribution

Sotera Health Company
Notes to Consolidated Financial Statements
Among Joint Tortfeasors Act. Pursuant to the July Term Sheet, Sterigenics will pay a total of $34.0 million, each Eligible July Claimant participating in the settlement will execute a Confidential General Release, Settlement Agreement and Covenant Not to Sue and the cases will be dismissed with prejudice. If the settlement is finalized with 100 percent participation of the 129 Eligible July Claimants, one Willowbrook Case will remain pending in the Circuit Court of Cook County.
New Mexico
The Company and certain subsidiaries are defendants in a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico (the “Trial Court”) in which the New Mexico Attorney General (“NMAG”) alleges that emissions and releases of EO from Sterigenics’ facility in Santa Teresa have deteriorated the air quality in surrounding communities and materially contributed to increased health risks for residents of those communities. In April 2024, the Court of Appeals of the State of New Mexico denied the NMAG’s petition for leave to file an interlocutory appeal of the Trial Court’s August 2023 order granting Sterigenics’ motion for summary judgment on strict liability, the Unfair Practices Act claim, and the claims for decreased property values, increased healthcare costs and medical monitoring costs, and remanded the case to the District Court of Doña Ana County for further proceedings on the remaining claims. Subsequently, in April 2025, the NMAG filed a motion pursuant to Rule 1-054(B) seeking to modify the Trial Court’s August 2023 summary judgment order to reinstate the NMAG’s claim for recovery of healthcare cost damages. That motion remains pending. The case is set for trial in July 2026.
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
Potential trial and settlement outcomes can vary widely based on a host of factors. EO tort lawsuits will be presided over by different judges, tried by different counsel presenting different evidence and decided by different juries. The substantive and procedural laws of jurisdictions vary and can meaningfully impact the litigation process and outcome of a case. Each plaintiff’s claim involves unique facts and evidence including the circumstances of the plaintiff’s alleged exposure, the type and severity of the plaintiff’s disease, the plaintiff’s medical history and course of treatment, the location of and other factors related to the plaintiff’s real property, and other circumstances. The outcomes of trials before juries are rarely certain and a judgment rendered or settlement reached in one case is not necessarily representative of potential outcomes of other seemingly comparable cases. As a result, it is not possible to estimate a reasonably possible loss or range of loss with respect to any future EO tort lawsuit, trial or settlement. We are vigorously defending the EO tort lawsuits.
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
Sterigenics is also a party in insurance coverage lawsuits pending in the Circuit Court of Cook County, the Delaware Superior Court and the Los Angeles County Superior Court relating to insurance coverage from various historical commercial general liability policies for certain EO litigation settlement amounts and defense costs that the insurer against which a judgment has been secured in the Northern District of Illinois Coverage Lawsuit may fail to fund. The Delaware Superior Court case has been stayed pending resolution of the coverage lawsuit in the Circuit Court of Cook County. The Cook County Circuit Court lawsuit and the Los Angeles County Superior Court lawsuit have now been stayed pending resolution of the certified question currently pending before the Illinois Supreme Court. It is not possible to predict how much, if any, of the insurance proceeds sought will ultimately be recovered.
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
The following table provides a summary of the notional and fair values of our derivative instruments:

	June 30, 2025				December 31, 2024
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	800.0		200	2,289	400.0	459	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	$42.5		$595	$—	$263.7	$88	$198
Embedded derivatives	211.7	(a)	1,339	905	230.8	2,689	4,098
Total	$1,054.2		$2,134	$3,194	$894.5	$3,236	$4,296

Sotera Health Company
Notes to Consolidated Financial Statements
(a)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
Embedded derivative assets/liabilities and foreign currency forward contracts are included in “Prepaid expenses and other current assets” and “Accrued liabilities” on our Consolidated Balance Sheets depending upon their position at period end. Interest rate swaps are included in “Other assets” and “Noncurrent liabilities” on the Consolidated Balance Sheets depending upon their position at period end.
The following table summarizes the activities of our derivative instruments for the periods presented, and the line item they are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized gain on interest rate derivatives recorded in interest expense, net(a)	$(334)	$(4,906)	$(673)	$(9,802)
Unrealized (gain) loss on embedded derivatives recorded in other income, net	(3,599)	(83)	(1,994)	1,750
Realized (gain) loss on foreign currency forward contracts recorded in foreign exchange loss (gain)	(7,606)	1,499	(8,170)	5,507
Unrealized (gain) loss on foreign currency forward contracts recorded in foreign exchange loss (gain)	(1,144)	653	(704)	73
(a) For the three and six months ended June 30, 2025 and 2024, amounts represent quarterly settlement of interest rate derivatives.
We expect to reclassify approximately $0.4 million of pre-tax net gains on derivative instruments from accumulated other comprehensive income (loss) to income during the next 12 months associated with our cash flow hedges. Refer to Note 11, “Other Comprehensive Income (Loss)” for unrealized gains on interest rate derivatives, net of applicable tax, recorded in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to interest expense, net of applicable tax, during the three and six months ended June 30, 2025.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of June 30, 2025 and December 31, 2024, accounts receivable was net of an allowance for uncollectible accounts of $2.3 million and $2.5 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
The following table discloses the fair value of our financial assets and liabilities:

As of June 30, 2025		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap assets	$200	$—	$200	$—
Interest rate swap liabilities	2,289	—	2,289	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract assets	595	—	595	—
Embedded derivative assets	1,339	—	1,339	—
Embedded derivative liabilities	905	—	905	—
Current portion of long-term debt(c)
Term loan, due 2031	14,820	—	15,151	—
Long-Term Debt(c)
Senior secured notes, due 2031	746,582	—	775,350	—
Term loan, due 2031	1,456,069	—	1,488,571	—
Finance Lease Obligations (with current portion)(d)	98,657	—	98,657	—

As of December 31, 2024		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap assets	$459	$—	$459	$—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract assets	88	—	88	—
Foreign currency forward contract liabilities	198	—	198	—
Embedded derivative assets	2,689	—	2,689	—
Embedded derivative liabilities	4,098	—	4,098	—
Current portion of long-term debt(c)
Term loan B, due 2031	14,803	—	$15,123	—
Long-Term Debt(c)
Term loan, due 2031	746,293	—	759,375	—
Term loan B, due 2031	1,461,807	—	1,493,314	—
Finance Lease Obligations (with current portion)(d)	98,209	—	98,209	—
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

Sotera Health Company
Notes to Consolidated Financial Statements
valued using internally developed models that rely on observable market inputs, including foreign currency forward curves. Foreign currency forward contracts are valued by reference to changes in the foreign currency exchange rate over the life of the contract.
(c)Carrying amounts of current portion of long-term debt and long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair values of these instruments are based upon quoted prices for the Term Loan and the Secured Notes in inactive markets as provided by an independent fixed income security pricing service.
(d)Fair value approximates carrying value.
16.Segment Information
We identify our operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Sterigenics, Nordion and Nelson Labs. We have determined our reportable segments based upon an assessment of organizational structure, service types, and internally prepared financial statements. Our chief operating decision-maker, the Chairman and Chief Executive Officer of Sotera Health Company (“CODM”), evaluates performance and allocates resources based on net revenues and segment income after the elimination of intercompany activities. The CODM uses these performance measures to inform decisions about the operations of the business and dedication of resources to selling and general administrative matters pertinent to the Company. The accounting policies of our reportable segments are the same as those described in Note 1, “Significant Accounting Policies,” of the Company’s annual consolidated financial statements and accompanying notes in our 2024 10-K.
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

Segment Revenue Concentrations
For the three months ended June 30, 2025, three customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 33.3%, 16.4% and 13.1% of the total segment’s external net revenues for the three months ended June 30, 2025. For the three months ended June 30, 2024, three customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 20.6%, 17.0%, and 10.5% of the total segment’s external net revenues for the three months ended June 30, 2024.
For the six months ended June 30, 2025, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 18.9%, 16.4%, 15.9% and 11.2% of the total segment’s external net revenues for the six months ended June 30, 2025. For the six months ended June 30, 2024, four customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 20.0%, 12.8%, 12.4% and 10.0% of the total segment's external net revenues for the six months ended June 30, 2024.

Sotera Health Company
Notes to Consolidated Financial Statements
Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30, 2025
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$194,839	$42,431	$57,071	$294,341
Segment expenses(b)	76,973	17,417	36,049	130,439
Corporate expense allocation(c)	10,121	1,537	1,509	13,167
Segment income	$107,745	$23,477	$19,513	$150,735

	Six Months Ended June 30, 2025
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$364,523	$74,988	$109,353	$548,864
Segment expenses(b)	149,827	31,212	70,601	251,640
Corporate expense allocation(c)	18,947	2,877	2,826	24,650
Segment income	$195,749	$40,899	$35,926	$272,574

	Three Months Ended June 30, 2024
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$176,354	$41,244	$58,996	$276,594
Segment expenses(b)	70,902	16,536	40,580	128,018
Corporate expense allocation(c)	8,674	1,288	1,279	11,241
Segment income	$96,778	$23,420	$17,137	$137,335

	Six Months Ended June 30, 2024
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$342,851	$65,251	$116,668	$524,770
Segment expenses(b)	143,126	28,502	81,664	253,292
Corporate expense allocation(c)	17,129	2,544	2,526	22,199
Segment income	$182,596	$34,205	$32,478	$249,279
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $10.5 million and $17.9 million in revenues from sales to our Sterigenics segment for the three months ended June 30, 2025 and 2024, respectively, and $20.3 million and $27.9 million in revenues from sales to our Sterigenics segment for the six months ended June 30, 2025 and 2024, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for both periods presented.
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

Sotera Health Company
Notes to Consolidated Financial Statements
investor relations, corporate development, tax, purchasing, and marketing not directly incurred by a segment are allocated to the segments primarily based on total net revenue.
Capital expenditures by segment for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(thousands of U.S. dollars)	2025	2024
Sterigenics	$36,501	$53,798
Nordion	10,058	19,463
Nelson Labs	4,588	3,550
Total capital expenditures	$51,147	$76,811
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the CODM.
A reconciliation of segment income to consolidated income before taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment income	$150,735	$137,335	$272,574	$249,279
Less adjustments:
Interest expense, net	40,651	40,388	81,527	82,159
Depreciation and amortization(a)	34,948	39,830	75,682	80,260
Share-based compensation(b)	8,149	10,206	15,418	18,863
Loss on refinancing of debt(c)	80	23,400	80	24,090
(Gain) loss on foreign currency and derivatives not designated as hedging instruments, net(d)	(3,018)	(698)	(1,127)	532
Business optimization expenses(e)	2,430	613	4,477	1,784
Professional services relating to EO sterilization facilities(f)	14,035	7,818	26,363	14,157
Illinois EO litigation settlements(g)	34,000	—	64,943	—
Accretion of asset retirement obligation(h)	563	636	1,137	1,278
Consolidated income before taxes	$18,897	$15,142	$4,074	$26,156
(a)Includes depreciation of Co-60 held at gamma irradiation sites. The three and six months ended June 30, 2025 exclude accelerated depreciation associated with business optimization activities.
(b)Represents share-based compensation expense related to employees and Non-Employee Directors.
(c)Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the Refinancing Term Loans, the Secured Notes and the Revolving Credit Facility.
(d)Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(e)Represents (i) certain costs related to divestitures, acquisitions and the integration of acquisitions, (ii) professional fees and other costs associated with business optimization, cost saving and other process enhancement projects, and (iii) legal, consulting, and other fees associated with the secondary offerings and shareholder engagement.
(f)Represents litigation and other professional fees associated with our EO sterilization facilities.
(g)Represents (i) the cost to settle 97 pending and threatened EO claims against Sterigenics in Illinois pursuant to the term sheet entered into on April 3, 2025 and (ii) the cost to settle 129 pending and threatened EO claims against Sterigenics in Illinois pursuant to the term sheet entered into on July 23, 2025. See Note 14, “Commitments and Contingencies.”
(h)Represents non-cash accretion of ARO related to Co-60 gamma and EO sterilization facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.

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
For the three and six months ended June 30, 2025, respectively, we recorded net revenues of $294.3 million and $548.9 million, net income of $8.0 million and net loss of $5.3 million, Adjusted Net Income of $56.1 million and $95.1 million, and Adjusted EBITDA of $150.7 million and $272.6 million. Adjusted Net Income and Adjusted EBITDA are financial measures not based on any standardized methodology prescribed by U.S. Generally Accepted Accounting Principles (“GAAP”). For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income (loss), please see “Non-GAAP Financial Measures.”
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended June 30, 2025 as compared to Three Months Ended June 30, 2024
The following table sets forth the components of our results of operations for the three months ended June 30, 2025 and 2024.

(thousands of U.S. dollars)	2025	2024	$ Change	% Change

Total net revenues	$294,341	$276,594	$17,747	6.4%
Total cost of revenues	127,720	123,803	3,917	3.2%
Net income	7,962	8,754	(792)	(9.0)%
Adjusted Net Income(a)	56,062	55,187	875	1.6%
Adjusted EBITDA(a)	150,735	137,335	13,400	9.8%
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

Total Net Revenues
The following table compares our revenues by type for the three months ended June 30, 2025 to the three months ended June 30, 2024.

(thousands of U.S. dollars)
Net revenues for the three months ended June 30,	2025	2024	$ Change	% Change

Service	$257,244	$237,756	$19,488	8.2%
Product	37,097	38,838	(1,741)	(4.5)%
Total net revenues	$294,341	$276,594	$17,747	6.4%
Net revenues were $294.3 million in the three months ended June 30, 2025, an increase of $17.7 million, or 6.4%, as compared with the three months ended June 30, 2024. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended June 30, 2025 increased approximately 6.0% compared with the three months ended June 30, 2024.
Service revenues
Service revenues increased $19.5 million, or 8.2%, to $257.2 million in the three months ended June 30, 2025 as compared to $237.8 million in the three months ended June 30, 2024. The growth in net service revenues was driven by improvements in volume/mix in the Sterigenics and Nordion segments and core lab testing service volume/mix in the Nelson Labs segment. In addition, favorable pricing and changes in foreign currency exchange rates contributed to the increase in net service revenues. Partially offsetting these factors was a decline in expert advisory services revenue in the Nelson Labs segment.
Product revenues
Product revenues decreased $1.7 million, or 4.5%, to $37.1 million in the three months ended June 30, 2025 as compared to $38.8 million in the three months ended June 30, 2024. The decrease was driven by lower revenues from Co-60 in the Nordion segment due to the timing of reactor harvest schedules.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended June 30, 2025 to the three months ended June 30, 2024.

(thousands of U.S. dollars)
Cost of revenues for the three months ended June 30,	2025	2024	$ Change	% Change

Service	$113,293	$109,136	$4,157	3.8%
Product	14,427	14,667	(240)	(1.6)%
Total cost of revenues	$127,720	$123,803	$3,917	3.2%
Total cost of revenues accounted for approximately 43.4% and 44.8% of our consolidated net revenues for the three months ended June 30, 2025 and 2024, respectively.
Cost of service revenues
Cost of service revenues increased $4.2 million, or 3.8%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was attributable to incremental depreciation and unfavorable changes in foreign currency exchange rates.
Cost of product revenues
Cost of product revenues decreased $0.2 million, or 1.6%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease was attributable to a decline in amortization of intangible assets that were fully amortized as of December 31, 2024, partially offset by an increase in the cost of direct materials.

SG&A Expenses
SG&A expenses increased $8.3 million, or 13.7%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. A $6.2 million increase in litigation and other professional services expense associated with EO sterilization facilities was the main driver of the increase in SG&A expenses.
Amortization of intangible assets
Amortization of intangible assets decreased $6.1 million to $9.3 million, or 39.7%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decline was primarily due to certain intangible assets that were fully amortized in May 2025.
Illinois EO litigation settlements
On July 23, 2025, the Company agreed to resolve 129 pending and threatened EO claims in the State of Illinois. Pursuant to the terms of the July Term Sheet, which is subject to the satisfaction of several conditions, the Company agreed to pay $34.0 million to settle the claims.
Interest Expense, Net
Interest expense, net increased $0.3 million, or 0.7%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a decreased benefit from interest rate derivatives, partially offset by a lower interest rate on our Term Loan. The weighted average interest rate on our outstanding debt was 7.49% and 8.19% at June 30, 2025 and 2024, respectively.
Loss on Refinancing of Debt
Loss on refinancing of debt for the three months ended June 30, 2025 was $0.1 million related to Amendment No. 5 to the Revolving Credit Facility. Loss on refinancing of debt for the three months ended June 30, 2024 was $23.4 million and occurred in connection with the refinancing of our capital structure in May 2024. The refinancing activity resulted in the write off of certain unamortized debt issuance costs and discounts on the Term Loans due 2026. In addition, certain new debt issuance costs and discounts were expensed upon the issuance of the Refinancing Term Loans and Secured Notes.
Foreign Exchange Loss (Gain)
Foreign exchange loss was $0.6 million for the three months ended June 30, 2025 as compared to a gain of $0.6 million in the three months ended June 30, 2024. The change in foreign exchange loss (gain) in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relates to short-term gains and losses on transactions denominated in currencies other than the functional currency of our operating entities. As described in Note 15, “Financial Instruments and Financial Risk”, we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.
Other Income, Net
Other income, net increased $4.3 million, or 283.2%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, mainly arising from a $3.5 million favorable increase in the net fair value of Nordion’s embedded derivatives in the three months ended June 30, 2025 compared to the same period of the prior year.
Provision for Income Taxes
Provision for income taxes increased $4.5 million to a net provision of $10.9 million for the three months ended June 30, 2025 as compared to $6.4 million in the three months ended June 30, 2024. The change was primarily attributable to higher pre-tax income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and an increase in current year permanent tax differences.
Provision for income taxes for the three months ended June 30, 2025 differed from the federal statutory rate primarily due to the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential and current year permanent tax differences, partially offset by a benefit for state income taxes. Income tax expense for the three months ended June 30, 2024 differed from the statutory rate primarily due to the valuation allowance attributable to the limitation on the deductibility of interest expense and the impact of the foreign rate differential, partially offset by a benefit for state income taxes.

On July 4, 2025, new U.S tax legislation was signed into law (commonly referred to as the "One Big Beautiful Bill Act" or "OBBBA"). The OBBBA makes many of the temporary tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act permanent. Additionally, the OBBBA makes changes to certain U.S. corporate tax provisions, many of which are not effective until 2026. The Company is currently evaluating the impact of the OBBBA but does not expect it to have a material impact on its results of operations.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended June 30, 2025 was $8.0 million, as compared to net income of $8.8 million for the three months ended June 30, 2024 due to the factors described above. Adjusted Net Income was $56.1 million for the three months ended June 30, 2025, as compared to $55.2 million for the three months ended June 30, 2024, and Adjusted EBITDA was $150.7 million for the three months ended June 30, 2025, as compared to $137.3 million for the three months ended June 30, 2024. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
Six Months Ended June 30, 2025 as compared to Six Months Ended June 30, 2024
The following table sets forth the components of our results of operations for the six months ended June 30, 2025 and 2024.

(thousands of U.S. dollars)	2025	2024	$ Change	% Change

Total net revenues	$548,864	$524,770	$24,094	4.6%
Total cost of revenues	246,811	244,864	1,947	0.8%
Net (loss) income	(5,298)	15,077	(20,375)	(135.1)%
Adjusted Net Income(a)	95,106	90,816	4,290	4.7%
Adjusted EBITDA(a)	272,574	249,279	23,295	9.3%
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
Total Net Revenues
The following table compares our revenues by type for the six months ended June 30, 2025 to the six months ended June 30, 2024.

(thousands of U.S. dollars)
Net revenues for the six months ended June 30,	2025	2024	$ Change	% Change

Service	$481,184	$464,237	$16,947	3.7%
Product	67,680	60,533	7,147	11.8%
Total net revenues	$548,864	$524,770	$24,094	4.6%
Net revenues were $548.9 million in the six months ended June 30, 2025, an increase of $24.1 million, or 4.6%, as compared with the six months ended June 30, 2024. Excluding the impact of foreign currency exchange rates, net revenues in the six months ended June 30, 2025 increased approximately 5.3% compared with the six months ended June 30, 2024.
Service revenues
Service revenues increased $16.9 million, or 3.7%, to $481.2 million in the six months ended June 30, 2025 as compared to $464.2 million in the six months ended June 30, 2024. The growth in net service revenues was primarily driven by favorable pricing in the Sterigenics and Nelson Labs segments, favorable volume/mix in the Sterigenics and Nordion segments and improvements in volume/mix related to core lab testing services in the Nelson Labs segment. Partially offsetting these factors was a decline in expert advisory services revenue in the Nelson Labs segment coupled with an unfavorable impact from changes in foreign currency exchange rates.

Product revenues
Product revenues increased $7.1 million, or 11.8%, to $67.7 million in the six months ended June 30, 2025 as compared to $60.5 million in the six months ended June 30, 2024. The increase was driven by favorable volume/mix and pricing in the Nordion segment, partially offset by an unfavorable impact from changes in foreign currency exchange rates.
Total Cost of Revenues
The following table compares our cost of revenues by type for the six months ended June 30, 2025 to the six months ended June 30, 2024.

(thousands of U.S. dollars)
Cost of revenues for the six months ended June 30,	2025	2024	$ Change	% Change

Service	$220,922	$219,988	$934	0.4%
Product	25,889	24,876	1,013	4.1%
Total cost of revenues	$246,811	$244,864	$1,947	0.8%
Total cost of revenues accounted for approximately 45.0% and 46.7% of our consolidated net revenues for the six months ended June 30, 2025 and 2024, respectively.
Cost of service revenues
Cost of service revenues increased $0.9 million, or 0.4%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The change was attributable to incremental depreciation, partially offset by a favorable impact from changes in foreign currency exchange rates.
Cost of product revenues
Cost of product revenues increased $1.0 million, or 4.1%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily a result of higher volumes of Co-60 shipments, which resulted in increases in direct material and transportation costs, partially offset by a decline in amortization of intangible assets that were fully amortized as of December 31, 2024.
SG&A expenses
SG&A expenses increased $13.2 million, or 11.1%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. A $14.3 million increase in litigation and other professional services expense associated with EO sterilization facilities was the main driver of the increase in SG&A expenses, partially offset by a decrease in share-based compensation expense.
  Amortization of intangible assets
Amortization of intangible assets decreased $6.5 million to $24.6 million, or 20.9%, for the six months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decline was primarily due to certain intangibles assets that were fully amortized in May 2025.
Illinois EO litigation settlements
On July 23, 2025, the Company agreed to resolve 129 pending and threatened EO claims in the State of Illinois. Pursuant to the terms of the July Term Sheet, which is subject to the satisfaction of several conditions, the Company agreed to pay $34.0 million to settle the claims.
On April 3, 2025, the Company agreed to resolve 97 pending and threatened EO claims in the State of Illinois. Pursuant to the terms of the April Term Sheet, which is subject to the satisfaction of several conditions, the Company agreed to pay $30.9 million to settle the claims.

Interest Expense, Net
Interest expense, net decreased $0.6 million, or 0.8%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a decline in the variable interest rate on our Term Loan, partially offset by a lower benefit from interest rate derivatives. The weighted average interest rate on our outstanding debt was 7.49% and 8.19% at June 30, 2025 and 2024, respectively.
Loss on Refinancing of Debt
Loss on refinancing of debt for the six months ended June 30, 2025 was $0.1 million related to Amendment No. 5 to the Revolving Credit Facility. Loss on refinancing of debt for the six months ended June 30, 2024 was $24.1 million and occurred in connection with the refinancing our of our capital structure in May 2024. The refinancing activity resulted in the write off of certain unamortized debt issuance costs and discounts on the Term Loans due 2026. In addition, certain new debt issuance costs and discounts were expensed upon the issuance of the Term Loan and Secured Notes due 2031.
Foreign Exchange Loss (Gain)
Foreign exchange loss was $0.9 million for the six months ended June 30, 2025 as compared to a gain $1.2 million loss in the six months ended June 30, 2024. The change in foreign exchange loss in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relates to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities. As described in Note 15, “Financial Instruments and Financial Risk”, we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.
Other Income, Net
Other income, net increased $4.8 million, or 385.7%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, mainly arising from a $3.8 million favorable increase in the net fair value of Nordion’s embedded derivatives in the six months ended June 30, 2025 compared to the same period of the prior year.
Provision for Income Taxes
Provision for income taxes decreased $1.7 million to a net provision of $9.4 million for the six months ended June 30, 2025 as compared to $11.1 million in the six months ended June 30, 2024. The change was primarily attributable to lower pre-tax income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, partially offset by current year permanent differences.
Provision for income taxes for the six months ended June 30, 2025 differed from the federal statutory rate primarily due to the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential and current year permanent tax differences, partially offset by a benefit for state income taxes. Income tax expense for the six months ended June 30, 2024 differed from the statutory rate primarily due to the valuation allowance attributable to the limitation on the deductibility of interest expense and the impact of the foreign rate differential, partially offset by a benefit for state income taxes.
Net (Loss) Income, Adjusted Net Income and Adjusted EBITDA
Net loss for the six months ended June 30, 2025 was $5.3 million, as compared to net income of $15.1 million for the six months ended June 30, 2024 due to the factors described above. Adjusted Net Income was $95.1 million for the six months ended June 30, 2025, as compared to $90.8 million for the six months ended June 30, 2024, and Adjusted EBITDA was $272.6 million for the six months ended June 30, 2025, as compared to $249.3 million for the six months ended June 30, 2024. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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

The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2025	2024	2025	2024
Net income (loss)	$7,962	$8,754	$(5,298)	$15,077
Amortization of intangible assets	11,924	19,755	30,598	39,879
Share-based compensation(a)	8,149	10,206	15,418	18,863
Loss on refinancing of debt(b)	80	23,400	80	24,090
(Gain) loss on foreign currency and derivatives not designated as hedging instruments, net(c)	(3,018)	(698)	(1,127)	532
Business optimization expenses(d)	2,430	613	4,477	1,784
Professional services relating to EO sterilization facilities(e)	14,035	7,818	26,363	14,157
Illinois EO litigation settlements(f)	34,000	—	64,943	—
Accretion of asset retirement obligations(g)	563	636	1,137	1,278
Income tax benefit associated with pre-tax adjustments(h)	(20,063)	(15,297)	(41,485)	(24,844)
Adjusted Net Income	56,062	55,187	95,106	90,816
Interest expense, net	40,651	40,388	81,527	82,159
Depreciation(i)	23,024	20,075	45,084	40,381
Income tax provision applicable to Adjusted Net Income(j)	30,998	21,685	50,857	35,923
Adjusted EBITDA(k)	$150,735	$137,335	$272,574	$249,279
(a)    Represents share-based compensation expense related to employees and Non-Employee Directors.
(b)    Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the Refinancing Term Loans, the Secured Notes and the Revolving Credit Facility.
(c)    Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(d)    Represents (i) certain costs related to divestitures, acquisitions and the integration of acquisitions, (ii) professional fees and other costs associated with business optimization, cost saving and other process enhancement projects, and (iii) legal, consulting, and other fees associated with the secondary offerings and shareholder engagement.
(e)    Represents litigation and other professional fees associated with our EO sterilization facilities.
(f)    Represents (i) the cost to settle 97 pending and threatened EO claims against Sterigenics in Illinois pursuant to the term sheet entered into on April 3, 2025 and (ii) the cost to settle 129 pending and threatened EO claims against Sterigenics in Illinois pursuant to the term sheet entered into on July 23, 2025. See Note 14, “Commitments and Contingencies.”
(g)    Represents non-cash accretion of ARO related to Co-60 gamma and EO sterilization facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.
(h)    Represents the income tax impact of adjustments calculated based on the tax rate applicable to each item. We eliminate the effect of tax rate changes as applied to tax assets and liabilities and unusual items from our presentation of adjusted net income.
(i)    Includes depreciation of Co-60 held at gamma irradiation sites. The three and six months ended June 30, 2025 excludes accelerated depreciation associated with business optimization activities.
(j)    Represents the difference between the income tax provision or benefit as determined under U.S. GAAP and the income tax provision or benefit associated with pre-tax adjustments described in footnote (h).
(k)    $24.4 million and $23.4 million of the adjustments for the three months ended June 30, 2025 and 2024, respectively, and $48.6 million and $47.2 million of the adjustments for the six months ended June 30, 2025 and 2024, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.

SEGMENT RESULTS OF OPERATIONS
We have three reportable segments: Sterigenics, Nordion and Nelson Labs. Our chief operating decision-maker evaluates performance and allocates resources within our business based on segment income, which excludes certain items which are included in income before income taxes as determined in our Consolidated Statements of Operations and Comprehensive Income (Loss). The accounting policies for our reportable segments are the same as those for the consolidated Company.
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

Segment Results for the Three Months Ended June 30, 2025 and 2024
The following tables compare segment net revenue and segment income for the three months ended June 30, 2025 to the three months ended June 30, 2024:

	Three Months Ended June 30,
(thousands of U.S. dollars)	2025	2024	$ Change	% Change

Net Revenues
Sterigenics	$194,839	$176,354	$18,485	10.5%
Nordion	42,431	41,244	1,187	2.9%
Nelson Labs	57,071	58,996	(1,925)	(3.3)%
Segment Income
Sterigenics	$107,745	$96,778	$10,967	11.3%
Nordion	23,477	23,420	57	0.2%
Nelson Labs	19,513	17,137	2,376	13.9%
Segment Income margin
Sterigenics	55.3%	54.9%
Nordion	55.3%	56.8%
Nelson Labs	34.2%	29.0%

Net Revenues by Segment
Sterigenics net revenues were $194.8 million for the three months ended June 30, 2025, an increase of $18.5 million, or 10.5%, as compared to the three months ended June 30, 2024. The increase reflects improvements in volume and mix of 6.0% as well as favorable impacts from pricing and changes in foreign currency exchanges rates of 4.0% and 0.5%, respectively.
Nordion net revenues were $42.4 million for the three months ended June 30, 2025, an increase of $1.2 million, or 2.9%, as compared to the three months ended June 30, 2024. The increase was attributable to favorable pricing of 2.3% and volume/mix of 1.1%, partially offset by an unfavorable impact from changes in foreign currency exchange rates of 0.5%.
Nelson Labs net revenues were $57.1 million for the three months ended June 30, 2025, a decrease of $1.9 million, or 3.3%, as compared to the three months ended June 30, 2024. Growth in core lab testing services, favorable pricing and changes in foreign currency exchange rates were offset by a decline in expert advisory services revenue.
Segment Income
Sterigenics segment income was $107.7 million for the three months ended June 30, 2025, an increase of $11.0 million, or 11.3%, as compared to the three months ended June 30, 2024. The increase in segment income was primarily a result of higher volume and changes in mix as well as favorable customer pricing, partially offset by inflation.
Nordion segment income was $23.5 million for the three months ended June 30, 2025, an increase of $0.1 million, or 0.2%, as compared to the three months ended June 30, 2024. The change in segment income was mainly attributable to higher volumes of industrial use Co-60, partially offset by higher direct material costs. Segment income margin declined primarily due to supplier mix.
Nelson Labs segment income was $19.5 million for the three months ended June 30, 2025, an increase of $2.4 million, or 13.9%, as compared to the three months ended June 30, 2024. Segment income and segment income margin increased as a result of volume/mix improvements, lab optimization and favorable pricing.
Segment Results for the Six Months Ended June 30, 2025 and 2024
The following tables compare segment net revenue and segment income for the six months ended June 30, 2025 to the six months ended June 30, 2024:

	Six Months Ended June 30,
(thousands of U.S. dollars)	2025	2024	$ Change	% Change

Net Revenues
Sterigenics	$364,523	$342,851	$21,672	6.3%
Nordion	74,988	65,251	9,737	14.9%
Nelson Labs	109,353	116,668	(7,315)	(6.3)%
Segment Income
Sterigenics	$195,749	$182,596	$13,153	7.2%
Nordion	40,899	34,205	6,694	19.6%
Nelson Labs	35,926	32,478	3,448	10.6%
Segment Income margin
Sterigenics	53.7%	53.3%
Nordion	54.5%	52.4%
Nelson Labs	32.9%	27.8%
Net Revenues by Segment
Sterigenics net revenues were $364.5 million for the six months ended June 30, 2025, an increase of $21.7 million, or 6.3%, as compared to the six months ended June 30, 2024. The increase was primarily attributable to favorable impacts from pricing of 4.1% and improvements in volumes and mix of 3.0%, partially offset by unfavorable changes in foreign currency exchange rates of 0.8%.

Nordion net revenues were $75.0 million for the six months ended June 30, 2025, an increase of $9.7 million, or 14.9%, as compared to the six months ended June 30, 2024. The increase was driven by favorable volumes and changes in mix of 15.0%, and a favorable impact from pricing of 1.8%, partially offset by an unfavorable impact from changes in foreign exchange rates of 1.9%.
Nelson Labs net revenues were $109.4 million for the six months ended June 30, 2025, a decrease of $7.3 million, or 6.3%, as compared to the six months ended June 30, 2024. Growth in core lab testing services and favorable pricing were offset by a decline in expert advisory services revenue.
Segment Income

Sterigenics segment income was $195.7 million for the six months ended June 30, 2025, an increase of $13.2 million, or 7.2%, as compared to the six months ended June 30, 2024. The increase in segment income was driven primarily by favorable customer pricing and improvements in volume/mix, partially offset by inflation.
Nordion segment income was $40.9 million for the six months ended June 30, 2025, an increase of $6.7 million, or 19.6%, as compared to the six months ended June 30, 2024. Higher volumes and mix of Co-60 and benefits from customer pricing were the primary drivers of the increase in segment income and segment income margin.
Nelson Labs segment income was $35.9 million for the six months ended June 30, 2025, an increase of $3.4 million, or 10.6%, as compared to the six months ended June 30, 2024. The increase in segment income and segment income margin was primarily attributable to volume/mix improvements, lab optimization and favorable pricing.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of June 30, 2025, we had $332.4 million of cash and cash equivalents. This is an increase of $55.2 million from the balance at December 31, 2024. The increase in cash and cash equivalents was attributable to $112.9 million of cash provided by operating activities, reduced by $51.1 million of cash paid for purchases of property, plant and equipment and $15.0 million of cash used in financing activities. Our foreign subsidiaries held cash of approximately $283.2 million at June 30, 2025 and $259.8 million at December 31, 2024. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.

Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements (inclusive of debt service on our long-term debt), make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs that we expect to continue to incur for at least the next twelve months and the foreseeable future thereafter. Our primary long-term liquidity requirements beyond the next 12 months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of June 30, 2025, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of June 30, 2025, our interest rate derivatives limit our cash flow exposure of our variable rate borrowings under the Term Loans. Refer to Note 15, “Financial Instruments and Financial Risk”, “Derivative Instruments” for additional information about changes in interest rate risk.

Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the six months ended June 30, 2025, our capital expenditures amounted to $51.1 million, compared to $76.8 million for the six months ended June 30, 2024.

Cash Flow Information

(thousands of U.S. dollars)	Six Months Ended June 30,
	2025	2024
Net Cash Provided by (Used in):
Operating activities	$112,937	$70,994
Investing activities	(51,110)	(76,774)
Financing activities	(15,020)	(41,362)
Effect of foreign currency exchange rate changes on cash and cash equivalents	8,600	(6,754)
Net increase (decrease) in cash and cash equivalents, including restricted cash	$55,407	$(53,896)
Operating activities
Cash flows from operating activities increased $41.9 million to net cash provided of $112.9 million in the six months ended June 30, 2025 compared to $71.0 million of net cash used in operating activities for the six months ended June 30, 2024. The change in cash flows from operating activities was primarily driven by the $35.0 million payment of the Georgia EO litigation settlement in January 2024.
Investing activities
Cash used in investing activities decreased $25.7 million to net cash used of $51.1 million in the six months ended June 30, 2025 compared to $76.8 million for the six months ended June 30, 2025. The variance was primarily driven by a decrease in cash paid for capital expenditures of $25.7 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Financing activities
Cash used in financing activities decreased $26.3 million to net cash used of $15.0 million for the six months ended June 30, 2025 compared to $41.4 million for the six months ended June 30, 2024. The decline in cash used in financing activities was mainly attributable to a decrease in cash paid for debt issuance costs of $27.9 million due to the incremental debt issuance costs paid in connection with the Refinancing Term Loans and Secured Notes in the second quarter of 2024. In addition, in the first quarter of 2024, the Company paid $6.7 million to acquire certain facilities through the settlement of a finance lease. Partially offsetting these decreases, was an increase of $6.3 million of principal repayments on the Term Loans in 2025.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of June 30, 2025, the Company had $14.2 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $585.8 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 15, “Financial Instruments and Financial Risk”— “Derivative Instruments.”
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates made in connection with the preparation of the financial statements is included in Item 7 of the Company’s 2024 Form 10-K. There have been no significant changes in critical accounting policies, management estimates or accounting policies since the year ended December 31, 2024.
NEW ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements applicable to our business, see Note 2, “Recent Accounting Standards” to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2024 Form 10-K. These market risks have not materially changed for the three and six months ended June 30, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control
During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be subject to various legal proceedings arising in the ordinary course of our business, including claims relating to personal injury, property damage, workers’ compensation, employee safety, and our disclosures as a Nasdaq-listed, publicly traded company. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At this time, and except as is disclosed herein, we are unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations and matters concerning other allegations of other improprieties, or the incidence of any such matters in the future. Information regarding our legal proceedings is included below.
Legal Proceedings Described in Note 14 “Commitments and Contingencies” of Our Consolidated Financial Statements
Note 14, “Commitments and Contingencies” to our consolidated financial statements for the three and six months ended June 30, 2025 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 14 “Commitments and Contingencies” for information regarding the following legal proceedings, which information is incorporated into this item by reference:
•Ethylene Oxide Tort Litigation – California, Georgia, Illinois and New Mexico;
•Insurance Coverage for Environmental Liabilities; and
•Sotera Health Company Securities Litigation and Related Matters.
Legal Proceedings Not Described in Note 14 “Commitments and Contingencies” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 14 “Commitments and Contingencies” to our consolidated financial statements for the three and six months ended June 30, 2025 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, we report matters, if any, that constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party. SEC regulations require disclosure of environmental proceedings that involve a government authority and potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. The Company uses a threshold of $1.0 million to determine whether the disclosure of any such proceedings is required because we believe matters under this threshold are not material to the Company.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously described under Item 1A of our 2024 Form 10-K.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408).

Item 6. Exhibits.
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No	Description of Exhibits	Form	File No.	Exhibit	Filing Date	Furnished/Filed Herewith
10.1	Amendment No. 5 to the First Lien Credit Agreement, dated as of April 30, 2025 by and among Sotera Health Company, Sotera Health Holdings, LLC, certain subsidiaries of Sotera Health Company, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and the lenders and issuing banks party thereto	10-Q	001-39729	10.1	2025-05-01
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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
Date: August 8, 2025