Form 10-Q
period 2025-09-30
Sotera Health Co
filed 2025-11-04
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of October 28, 2025, there were 284,093,929 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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
•business continuity hazards, including supply chain disruptions, the impact of the U.S. federal government shutdown, and other risks associated with our operations;
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
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under Part II, Item 1A, “Risk Factors,” as well as Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). If any of these trends, risks or uncertainties actually occur or continue, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
Unless expressly indicated or the context requires otherwise, the terms “Sotera Health,” “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Sotera Health Company, a Delaware corporation, and, where appropriate, its subsidiaries on a consolidated basis.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$299,192	$277,242
Restricted cash short-term	1,834	1,623
Accounts receivable, net of allowance for uncollectible accounts of $2,120 and $2,532, respectively	142,390	140,327
Inventories, net	49,865	49,158
Prepaid expenses and other current assets	72,351	51,031
Income taxes receivable	12,183	6,656
Total current assets	577,815	526,037
Property, plant, and equipment, net	1,093,972	1,036,892
Operating lease assets	34,427	27,551
Deferred income taxes	3,224	2,865
Post-retirement assets	49,287	42,524
Other assets	37,606	37,053
Other intangible assets, net	290,856	317,653
Goodwill	1,098,975	1,081,073
Total assets	$3,186,162	$3,071,648
Liabilities and equity
Current liabilities:
Accounts payable	$61,388	$55,098
Accrued liabilities	139,733	90,463
Deferred revenue	14,060	15,100
Current portion of long-term debt	13,964	14,803
Current portion of finance lease obligations	3,347	2,923
Current portion of operating lease obligations	5,589	5,056
Income taxes payable	4,318	7,559
Total current liabilities	242,399	191,002
Long-term debt	2,128,996	2,208,100
Finance lease obligations, less current portion	94,506	95,286
Operating lease obligations, less current portion	30,975	24,465
Noncurrent asset retirement obligations	52,411	49,319
Deferred lease income	16,933	16,784
Post-retirement obligations	8,124	7,863
Noncurrent liabilities	7,031	4,418
Deferred income taxes	54,316	69,500
Total liabilities	2,635,691	2,666,737
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at September 30, 2025 and December 31, 2024	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 authorized; no shares issued at September 30, 2025 and December 31, 2024	—	—
Treasury stock, at cost (1,947 and 2,571 shares at September 30, 2025 and December 31, 2024, respectively)	(18,657)	(23,434)
Additional paid-in capital	1,258,715	1,243,778
Retained deficit	(566,940)	(610,042)
Accumulated other comprehensive loss	(125,507)	(208,251)
Total equity	550,471	404,911
Total liabilities and equity	$3,186,162	$3,071,648
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Service	$255,529	$238,790	$736,713	$703,027
Product	55,783	46,678	123,463	107,211
Total net revenues	311,312	285,468	860,176	810,238
Cost of revenues:
Service	114,337	111,080	335,259	331,068
Product	19,414	16,364	45,303	41,240
Total cost of revenues	133,751	127,444	380,562	372,308
Gross profit	177,561	158,024	479,614	437,930
Selling, general and administrative expenses	63,294	62,009	195,248	180,793
Amortization of intangible assets	3,090	15,508	27,715	46,657
Illinois EO litigation settlements	—	—	64,943	—
Interest expense, net	39,147	41,572	120,674	123,731
Loss on refinancing of debt	1,087	70	1,167	24,160
Foreign exchange gain	(1,528)	(1,054)	(612)	(2,237)
Other income, net	(464)	(2,835)	(6,530)	(4,084)
Income before income taxes	72,935	42,754	77,009	68,910
Provision for income taxes	24,535	25,756	33,907	36,835
Net income	48,400	16,998	43,102	32,075
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $(4), $(45), $23, and $2, respectively)	(12)	(137)	69	6
Interest rate derivatives (net of taxes of $(10), $(1,399), $(662) and $(2,110), respectively)	(29)	(4,016)	(1,924)	(6,058)
Foreign currency translation	(17,178)	24,931	84,599	(25,885)
Comprehensive income	$31,181	$37,776	$125,846	$138
Earnings per share:
Basic	$0.17	$0.06	$0.15	$0.11
Diluted	0.17	0.06	0.15	0.11
Weighted average number of shares outstanding:
Basic	284,067	283,059	283,855	282,624
Diluted	286,745	285,564	286,019	284,660
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$43,102	$32,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,934	63,588
Amortization of intangible assets	36,246	59,737
Loss on refinancing of debt	1,167	24,160
Deferred income taxes	(16,913)	1,891
Share-based compensation expense	23,310	28,633
Accretion of asset retirement obligations	1,737	1,915
Unrealized foreign exchange loss (gain)	8,378	(5,755)
Unrealized (gain) loss on derivatives not designated as hedging instruments	(605)	576
Amortization of debt issuance costs	3,950	5,958
Other	(3,749)	(4,275)
Changes in operating assets and liabilities:
Accounts receivable	2,656	16,242
Inventories	1,377	(6,223)
Other current assets	(18,948)	(3,293)
Accounts payable	(2,802)	884
Accrued liabilities	13,279	(3,018)
Illinois EO litigation settlement	34,000	—
Georgia EO litigation settlement	—	(35,000)
Income taxes payable / receivable, net	(9,544)	(4,254)
Other liabilities	(144)	(308)
Other long-term assets	(340)	(5,086)
Net cash provided by operating activities	184,091	168,447
Investing activities:
Purchases of property, plant and equipment	(87,319)	(113,200)
Other investing activities	2,874	74
Net cash used in investing activities	(84,445)	(113,126)
Financing activities:
Proceeds from long-term borrowings	—	2,259,350
Payment of long-term borrowings	(82,547)	(2,260,600)
Payments of debt issuance costs and debt discount	(3,919)	(32,054)
Buyout of leased facility	—	(6,736)
Shares withheld for employee taxes on equity awards	(3,861)	(2,342)
Other financing activities	(2,032)	(1,634)
Net cash used in financing activities	(92,359)	(44,016)
Effect of exchange rate changes on cash and cash equivalents	14,874	(4,477)
Net increase in cash and cash equivalents, including restricted cash	22,161	6,828
Cash and cash equivalents, including restricted cash, at beginning of period	278,865	301,654
Cash and cash equivalents, including restricted cash, at end of period	$301,026	$308,482
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$129,600	$142,779
Cash paid during the period for income taxes, net of tax refunds received	47,607	42,447
Purchases of property, plant and equipment included in accounts payable	17,215	16,372
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at June 30, 2025	284,047	$2,860	$(19,038)	$1,251,089	$(615,340)	$(108,288)	$511,283
Share-based compensation plans	43	—	381	7,626	—	—	8,007
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(12)	(12)
Foreign currency translation	—	—	—	—	—	(17,178)	(17,178)
Interest rate derivatives, net of tax	—	—	—	—	—	(29)	(29)
Net income	—	—	—	—	48,400	—	48,400
Balance at September 30, 2025	284,090	$2,860	$(18,657)	$1,258,715	$(566,940)	$(125,507)	$550,471

	Nine Months Ended September 30, 2025
	Common Stock			Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2024	283,466	$2,860	$(23,434)	$1,243,778	$(610,042)	$(208,251)	$404,911
Share-based compensation plans	624	—	4,777	14,937	—	—	19,714
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	69	69
Foreign currency translation	—	—	—	—	—	84,599	84,599
Interest rate derivatives, net of tax	—	—	—	—	—	(1,924)	(1,924)
Net income	—	—	—	—	43,102	—	43,102
Balance at September 30, 2025	284,090	$2,860	$(18,657)	$1,258,715	$(566,940)	$(125,507)	$550,471
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

Sotera Health Company
Notes to Consolidated Financial Statements

1.Basis of Presentation
Principles of Consolidation – Sotera Health Company (also referred to herein as the “Company,” “we,” “our,” “us” or “its”) is a leading global provider of mission-critical end-to-end sterilization solutions, lab testing and advisory services for the healthcare industry with operations primarily in the Americas, Europe and Asia.
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
Interim Financial Statements – The accompanying consolidated financial statements include the assets, liabilities, operating results, and cash flows of the Company and its wholly owned subsidiaries. These financial statements are prepared in accordance with GAAP for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes in our 2024 10-K.
2.Recent Accounting Standards
Adoption of Accounting Standards Updates
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

Sotera Health Company
Notes to Consolidated Financial Statements
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this update change the capitalization criteria for internally developed software by removing all references to prescriptive and sequential software development stages. The amendments in this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The Company is in the process of assessing the impact of this ASU on our financial statements and disclosures.
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three and nine months ended September 30, 2025 and 2024:

(thousands of U.S. dollars)	Three Months Ended September 30, 2025
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$192,845	$61,308	$—	$254,153
Over time	—	1,497	55,662	57,159
Total	$192,845	$62,805	$55,662	$311,312

(thousands of U.S. dollars)	Three Months Ended September 30, 2024
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$175,574	$51,263	$—	$226,837
Over time	—	50	58,581	58,631
Total	$175,574	$51,313	$58,581	$285,468

(thousands of U.S. dollars)	Nine Months Ended September 30, 2025
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$557,368	$134,979	$—	$692,347
Over time	—	2,814	165,015	167,829
Total	$557,368	$137,793	$165,015	$860,176

(thousands of U.S. dollars)	Nine Months Ended September 30, 2024
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$518,425	$115,288	$—	$633,713
Over time	—	1,276	175,249	176,525
Total	$518,425	$116,564	$175,249	$810,238
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $14.1 million and $15.1 million at September 30, 2025 and December 31, 2024, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.

Sotera Health Company
Notes to Consolidated Financial Statements
4.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
	September 30, 2025	December 31, 2024
Raw materials and supplies	$41,366	$42,408
Work-in-process	790	929
Finished goods	7,934	6,039
	50,090	49,376
Reserve for excess and obsolete inventory	(225)	(218)
Inventories, net	$49,865	$49,158
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
	September 30, 2025	December 31, 2024
Prepaid taxes	$5,478	$4,993
Prepaid business insurance	1,234	6,993
Prepaid rent	5,623	1,223
Customer contract assets	37,275	15,213
Current deposits	215	807
Prepaid maintenance contracts	702	638
Value added tax receivable	3,321	3,614
Prepaid software licensing	2,674	2,590
Stock supplies	5,109	4,025
Embedded derivatives	2,253	2,689
Other	8,467	8,246
Prepaid expenses and other current assets	$72,351	$51,031
6.Goodwill and Other Intangible Assets
Changes to goodwill during the nine months ended September 30, 2025 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2024	$653,222	$255,485	$172,366	$1,081,073
Changes due to foreign currency exchange rates	5,455	8,282	4,165	17,902
Goodwill at September 30, 2025	$658,677	$263,767	$176,531	$1,098,975

Sotera Health Company
Notes to Consolidated Financial Statements
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of September 30, 2025
Finite-lived intangible assets
Customer relationships	$166,899	$81,207
Proprietary technology	37,337	18,543
Trade names	2,400	1,880
Land-use rights	8,706	2,219
Sealed source and supply agreements	198,921	120,633
Other	3,011	2,856
Total finite-lived intangible assets	417,274	227,338

Indefinite-lived intangible assets
Regulatory licenses and other(a)	74,918	—
Trade names / trademarks	26,002	—
Total indefinite-lived intangible assets	100,920	—
Total	$518,194	$227,338

As of December 31, 2024	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$646,965	$537,871
Proprietary technology	73,464	52,976
Trade names	2,531	1,651
Land-use rights	8,493	2,008
Sealed source and supply agreements	192,630	110,668
Other	4,344	3,655
Total finite-lived intangible assets	928,427	708,829

Indefinite-lived intangible assets
Regulatory licenses and other(a)	72,550	—
Trade names / trademarks	25,505	—
Total indefinite-lived intangible assets	98,055	—
Total	$1,026,482	$708,829
(a)Includes certain transportation certifications, a class 1B nuclear license and other intangible assets related to obtaining such licensure. These assets are considered indefinite-lived as the decision for renewal by the Canadian Nuclear Safety Commission (“CNSC”) is highly based on a licensee’s previous assessments, reported incidents, and annual compliance and inspection results. New applications for a license can take a significant amount of time and cost; whereas an existing licensee with a historical record of compliance and current operating conditions is generally expected to obtain renewal, as Nordion has demonstrated over its 75 years of history. In September 2025, the CNSC renewed Nordion’s Class 1B nuclear license for a 25-year term.
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for finite-lived intangible assets was $5.7 million and $19.9 million for the three months ended September 30, 2025 and 2024, respectively. $3.1 million and $15.5 million was included in “Amortization of intangible assets”

Sotera Health Company
Notes to Consolidated Financial Statements
in the Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2025 and 2024, respectively, whereas the remainder was included in “Cost of revenues.”
Amortization expense for finite-lived intangible assets was $36.2 million and $59.7 million for the nine months ended September 30, 2025 and 2024, respectively. $27.7 million and $46.7 million was included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2025 and 2024, respectively, whereas the remainder was included in “Cost of revenues.”
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2025	$5,490
2026	21,977
2027	20,901
2028	20,353
2029	20,243
Thereafter	100,972
Total	$189,936
The weighted-average remaining amortization periods of the finite-lived intangible assets by major intangible asset class as of September 30, 2025 were as follows:

(in years)	Weighted average remaining amortization period
Customer relationships	9.5
Proprietary technology	10.1
Trade names	1.1
Land-use rights	30.9
Sealed source and supply agreements	9.2
Other	1.9
7.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	September 30, 2025	December 31, 2024
Accrued employee compensation	$36,292	$37,018
Reserve for Illinois EO litigation settlements	34,000	—
Accrued interest expense	19,168	25,321
Embedded derivatives	3,208	4,098
Professional fees	30,871	12,572
Accrued utilities	1,835	1,651
Insurance accrual	2,456	2,326
Accrued taxes	5,669	3,923
Other	6,234	3,554
Accrued liabilities	$139,733	$90,463

Sotera Health Company
Notes to Consolidated Financial Statements
8.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of September 30, 2025	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured notes due 2031	$750,000	$(3,274)	$—	$746,726
Term loan due 2031	1,423,030	(7,045)	(19,751)	1,396,234
	2,173,030	(10,319)	(19,751)	2,142,960
Less current portion	14,230	(69)	(197)	13,964
Long-term debt	$2,158,800	$(10,250)	$(19,554)	$2,128,996

(thousands of U.S. dollars)
As of December 31, 2024	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured notes due 2031	$750,000	$(3,707)	$—	$746,293
Term loan due 2031	1,505,577	(6,508)	(22,459)	1,476,610
	2,255,577	(10,215)	(22,459)	2,222,903
Less current portion	15,094	(65)	(226)	14,803
Long-term debt	$2,240,483	$(10,150)	$(22,233)	$2,208,100

Debt Facilities

Under the debt agreements summarized below, at September 30, 2025 we and Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, have debt payment obligations under (a) a term loan in the amount of $1,423.0 million, (b) a revolving credit facility, which supported operationally-related letters of credit but was otherwise undrawn, and which provides to us capacity up to $600.0 million for future potential borrowings, and (c) $750.0 million of senior notes. Our debt agreements also include additional covenants, conditions and rights to request additional debt, as summarized below.
Senior Secured Credit Facilities and Indenture
On December 13, 2019, SHH entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (as amended through Amendment No. 6 (as defined below), the “Credit Agreement”). Amendment No. 6 reduced the applicable interest rate margin under the Term Loan by 0.50%. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.
On September 17, 2025, the Company and SHH entered into Amendment No. 6 (“Amendment No. 6”) to the Credit Agreement. Among other changes, Amendment No. 6 provides for refinancing lenders to provide term loans (the “Repriced Term Loans”) to SHH in an aggregate principal amount of $1,423.0 million, which reflects the balance after the Company’s application of $75.0 million of available cash to repay outstanding borrowings under its term loan facility. Amendment No. 6 also reduces the interest rate spread by 0.50% across term loans under the facility, such that the Repriced Term Loans have an applicable interest rate margin equal to the Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.50%, with a 0.00% floor (with optionality for the Company to elect Alternate Base Rate plus 1.50% or Adjusted Daily Simple SOFR plus 2.50% (each as defined in the Credit Agreement)). This pricing reflects both the 0.50% reduction implemented through Amendment No. 6 and a 0.25% contractual pricing step-down that was triggered in August 2025. The Repriced Term Loans are also subject to a “soft call” premium of 1.00% for certain repricing transactions with respect to the Repriced Term Loans that occur within the six-month period after the effective date of Amendment No. 6. The Repriced Term Loans amortize at a rate of 1.00% per annum and matures on May 30, 2031.

Sotera Health Company
Notes to Consolidated Financial Statements
On April 30, 2025, the Company and SHH entered into Amendment No. 5 (“Amendment No. 5”) to the Credit Agreement. Among other changes, Amendment No. 5 provides (i) for an increase in the commitments under the existing Revolving Credit Facility in an aggregate principal amount of $176.2 million, (ii) that certain lenders providing revolving credit commitments shall also provide additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $186.3 million and (iii) for the extension of the maturity date of the Revolving Credit Facility to April 30, 2030. Amendment No. 5 does not give effect to any other material changes to the terms and conditions of the Credit Agreement, including with respect to the representations and warranties, events of default and the affirmative or negative covenants.
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
The weighted average interest rates on borrowings under the Term Loan for the three months ended September 30, 2025 and 2024 was 7.22% and 8.56%, respectively, and 7.50% and 8.56% for the nine months ended September 30, 2025 and 2024, respectively.
On May 30, 2024, SHH, the Company, certain subsidiaries of the Company (the “Guarantors”), and Wilmington Trust, National Association, as trustee, paying agent, registrar, transfer agent and notes collateral agent, entered into an Indenture (the “Indenture”) governing SHH’s $750.0 million aggregate principal amount of 7.375% senior secured notes due 2031 (the “Secured Notes”), issued in May 2024. The Secured Notes pay interest semiannually in arrears on June 1 and December 1 of each year, which began on December 1, 2024, at a rate of 7.375% per year, and will mature on June 1, 2031. The Secured Notes may be redeemed, at any time or from time to time, in whole or in part, on or after June 1, 2027 at the redemption prices specified in the Indenture, together with accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. At any time or from time to time, prior to June 1, 2027, the Secured Notes may be redeemed, in whole or in part, at a redemption price equal to 100% of the aggregate principal amount thereof plus a make-whole premium, together with accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. In addition, at any time or from time to time, prior to June 1, 2027, SHH may redeem up to 40% of the aggregate principal amount of the Secured Notes (including any additional Secured Notes issued under the Indenture) with an amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 107.375% of the aggregate principal amount thereof plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. Further, at any time or from time to time, on or before June 1, 2027, SHH may redeem up to 10% of the then outstanding aggregate principal amount of Secured Notes (including any additional Secured Notes issued under the Indenture) during each of the twelve-month periods ending after the issue date, at a redemption price equal to 103% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The Senior Secured Credit Facilities and the Indenture contain additional covenants that, among other things, restrict, subject to certain exceptions, limitations and qualifications, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur additional indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and the Indenture. The Senior Secured Credit Facilities and the Indenture also contain certain customary affirmative covenants and events of default, including upon a change of control. In addition, an event of default under the Senior Secured Credit Facilities and the Indenture would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of the greater of (i) $162.6 million or (ii) 30.0% of consolidated EBITDA or LTM EBITDA (as defined in the Credit Agreement and the Indenture, respectively) and the judgments were not stayed or remained undischarged for a period of 60 consecutive days. As of September 30, 2025, we were in compliance with all of the covenants under the Senior Secured Credit Facilities and the Indenture.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of September 30, 2025, the Company had $8.1 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $591.9 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 15, “Financial Instruments and Financial Risk”— “Derivative Instruments.”
Debt Maturities

Aggregate maturities of the Company’s long-term debt, excluding debt issuance costs and discounts, as of September 30, 2025, were as follows:

(thousands of U.S. dollars)
2025	$3,558
2026	14,230
2027	14,230
2028	14,230
2029	14,230
Thereafter	2,112,552
Total	$2,173,030
9.Income Taxes
Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and the taxing jurisdictions where the earnings will occur, the impact of state and local taxes, our ability to utilize tax credits and net operating loss carryforwards and available tax planning alternatives. Our effective tax rates were 33.6% and 44.0% for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, our effective tax rates were 60.2% and 53.5%, respectively.

Sotera Health Company
Notes to Consolidated Financial Statements
Income tax expense for the three and nine months ended September 30, 2025 differed from the statutory rate primarily due to recognition of the cumulative tax effects of the change in U.S. income tax laws under the One Big Beautiful Bill Act ("OBBBA") in the period of enactment associated with the accounting for the valuation allowance attributable to the limitation on the deductibility of interest expense. This was offset by the tax effects for a change in our indefinite reinvestment assertion with respect to a portion of our foreign earnings, the impact of the foreign rate differential and current year permanent differences.
Income tax expense for the three and nine months ended September 30, 2024 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential and GILTI, partially offset by a benefit for state income taxes.
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
Defined benefit pension plan
The following defined benefit pension plan disclosure relates to Nordion. Certain immaterial foreign defined benefit pension plans have been excluded from the table below. The components of net periodic pension benefit for the defined benefit plans for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2025	2024	2025	2024
Service cost	$126	$143	$371	$430
Interest cost	2,405	2,619	7,105	7,882
Expected return on plan assets	(4,015)	(3,972)	(11,864)	(11,952)
Net periodic benefit	$(1,484)	$(1,210)	$(4,388)	$(3,640)
The Company currently has no funding requirements as the Nordion pension plan has a going concern surplus as defined by Canadian federal regulation, which requires solvency testing on defined benefit pension plans on an annual basis.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of paying cash into the pension fund. As of September 30, 2025, we had no letters of credit outstanding relating to the defined benefit plans as none were required based on the most recent actuarial valuation. As of December 31, 2024, we had $6.4 million letters of credit outstanding relating to the defined benefit plans. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations and any voluntary contributions.

Other benefit plans
Other benefit plans disclosed below relate to Nordion and include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. Certain immaterial other foreign benefit plans have been excluded from the table below.

Sotera Health Company
Notes to Consolidated Financial Statements
All non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2025	2024	2025	2024
Service cost	$1	$3	$4	$8
Interest cost	79	84	234	255
Amortization of net actuarial gain	(18)	(33)	(54)	(99)
Net periodic cost	$62	$54	$184	$164
11.    Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – July 1, 2025	$1,246		$(107,889)	$(1,645)		$(108,288)
Other comprehensive income (loss) before reclassifications	6		(17,178)	308		(16,864)
Amounts reclassified from accumulated other comprehensive income (loss)	(18)	(a)	—	(337)	(b)	(355)
Net current-period other comprehensive income (loss)	(12)		(17,178)	(29)		(17,219)
Ending balance – September 30, 2025	$1,234		$(125,067)	$(1,674)		$(125,507)

Beginning balance – January 1, 2025	$1,165		$(209,666)	$250		$(208,251)
Other comprehensive income (loss) before reclassifications	123		84,599	(1,086)		83,636
Amounts reclassified from accumulated other comprehensive income (loss)	(54)	(a)	—	(838)	(b)	(892)
Net current-period other comprehensive income (loss)	69		84,599	(1,924)		82,744
Ending balance – September 30, 2025	$1,234		$(125,067)	$(1,674)		$(125,507)

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives	Total
Beginning balance – July 1, 2024	$(7,154)		$(141,847)	$3,604	$(145,397)
Other comprehensive income (loss) before reclassifications	(104)		24,931	(2,044)	22,783
Amounts reclassified from accumulated other comprehensive income (loss)	(33)	(a)	—	(1,972)	(2,005)
Net current-period other comprehensive income (loss)	(137)		24,931	(4,016)	20,778
Ending balance – September 30, 2024	$(7,291)		$(116,916)	$(412)	$(124,619)

Beginning balance – January 1, 2024	$(7,297)		$(91,031)	$5,646	$(92,682)
Other comprehensive income (loss) before reclassifications	105		(25,885)	3,185	(22,595)
Amounts reclassified from accumulated other comprehensive income (loss)	(99)	(a)	—	(9,243)	(9,342)
Net current-period other comprehensive income (loss)	6		(25,885)	(6,058)	(31,937)
Ending balance – September 30, 2024	$(7,291)		$(116,916)	$(412)	$(124,619)
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
12. Share-Based Compensation
Pre-IPO Awards
Restricted stock distributed in respect of pre-IPO Class B-1 time vesting units vests on a daily basis pro rata over a five-year vesting period (20% per year) beginning on the original vesting commencement date of the corresponding Class B-1 time vesting units, subject to the grantee’s continued services through each vesting date. Upon the occurrence of a change in control of the Company, all then outstanding unvested shares of our common stock distributed in respect of Class B-1 Units will vest as of the date of consummation of such change in control, subject to the grantee’s continued services through the consummation of the change in control. All pre-IPO Class B-1 time vesting units were fully vested as of September 30, 2025.
We recognized an immaterial amount and $0.4 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.
A summary of the activity for the nine months ended September 30, 2025 related to the restricted stock awards distributed in respect of the pre-IPO awards (Class B-1) is presented below:

Restricted Stock Pre-IPO B-1
Unvested at December 31, 2024	71,451
Vested	(71,451)
Unvested at September 30, 2025	—
2020 Omnibus Incentive Plan
We maintain a long-term incentive plan (the “2020 Omnibus Incentive Plan”) that allows for grants of incentive stock options to employees (including employees of any of our subsidiaries), nonstatutory stock options, restricted stock awards, restricted

Sotera Health Company
Notes to Consolidated Financial Statements
stock units (“RSUs”), performance stock units (“PSUs”) and other cash-based, equity-based or equity-related awards to employees, directors, and consultants, including employees or consultants of our subsidiaries.
We recognized $8.0 million ($1.7 million for stock options, $5.6 million for RSUs and $0.7 million for PSUs) and $9.4 million ($4.5 million for stock options and $4.9 million for RSUs) of share-based compensation expense for these awards for the three months ended September 30, 2025 and 2024, respectively. We recognized $23.0 million ($5.7 million for stock options, $15.5 million for RSUs and $1.8 million for PSUs) and $27.5 million ($13.1 million for stock options and $14.4 million for RSUs) for the nine months ended September 30, 2025 and 2024, respectively, in our Consolidated Statements of Operations and Comprehensive Income, in “Selling, general and administrative expenses.”
Stock Options
Stock options generally vest ratably over a period of two to four years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price
At December 31, 2024	8,328,051	$14.94
Forfeited	(72,201)	19.12
Exercised	(18,188)	14.59
At September 30, 2025	8,237,662	$14.91
As of September 30, 2025, there were 6.9 million vested and exercisable stock options.
RSUs
Time-based RSUs generally vest ratably over a period of one to three years and are valued based on our market price on the date of grant. For RSUs with performance modifiers, management estimated the fair value using a Monte Carlo simulation valuation model. The following table summarizes our unvested RSU activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted-average Grant Date Fair Value
Unvested at December 31, 2024	2,278,537	$13.73
Granted	1,577,225	13.46
Forfeited	(62,854)	12.09
Vested	(920,421)	15.66
Unvested at September 30, 2025	2,872,487	$13.01
PSUs
PSUs vest at the end of a three year service period and are valued based on our market price on the date of grant. PSUs awarded to our CEO with vesting conditions dependent upon the achievement of stock price increases were valued using a Monte Carlo simulation valuation model. The following table summarizes our unvested PSUs for the nine months ended September 30, 2025:

	Number of Shares	Weighted-average Grant Date Fair Value
Unvested at December 31, 2024	—	—
Granted	865,256	10.86
Forfeited	(2,802)	$11.68
Unvested at September 30, 2025	862,454	$10.86

Sotera Health Company
Notes to Consolidated Financial Statements
13. Earnings Per Share
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

Our basic and diluted earnings per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands of U.S. dollars and share amounts (except per share amounts)	2025	2024	2025	2024
Earnings:
Net income	$48,400	$16,998	$43,102	$32,075
Less: Allocation to participating securities	—	10	3	53
Net income attributable to Sotera Health Company common shareholders	$48,400	$16,988	$43,099	$32,022
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	284,067	283,059	283,855	282,624
Dilutive effect of potential common shares	2,678	2,505	2,164	2,036
Weighted-average common shares outstanding - diluted	286,745	285,564	286,019	284,660
Earnings per Common Share:
Net income per common share attributable to Sotera Health Company common shareholders - basic	$0.17	$0.06	$0.15	$0.11
Net income per common share attributable to Sotera Health Company common shareholders - diluted	0.17	0.06	0.15	0.11
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands of share amounts	2025	2024	2025	2024
Stock options	5,543	5,718	5,570	5,406
RSUs	1	8	512	477
Total anti-dilutive securities	5,544	5,726	6,082	5,883
14. Commitments and Contingencies
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
The information regarding those lawsuits set forth below, including the number of claims, is as of September 30, 2025, except as otherwise indicated.
Ethylene Oxide Tort Litigation
Sterigenics U.S., LLC (“Sterigenics”) and other medical supply sterilization companies have been subjected to tort lawsuits alleging various injuries caused by low-level environmental exposure to EO used at or emitted from sterilization facilities. Those lawsuits, as detailed further below, are individual claims, as opposed to class actions.
California
As of October 31, 2025, subsidiaries of the Company and other parties are defendants in 11 lawsuits in Los Angeles County Superior Court in which the plaintiffs are asserting approximately 83 claims for personal injury or wrongful death allegedly resulting from use, emissions and releases of EO from Sterigenics’ Vernon facilities (the “Vernon Cases”). The Vernon Cases have been assigned to one judge, with initial trials scheduled for January and April 2027. Eight individual claims have been selected as the “First Plaintiff Group” and are being prioritized for discovery.
Georgia
Subsidiaries of the Company and other parties are defendants in lawsuits in Georgia in which plaintiffs allege personal injuries, wrongful death and property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility (the “Atlanta Cases”).
As of October 31, 2025, approximately 425 personal injury and wrongful death claims pending in the State Court of Cobb County (the “Georgia Trial Court”) are assigned to a single judge (the “Georgia Personal Injury Cases”). The Georgia Personal Injury Cases are governed by case management orders pursuant to which general causation issues in a pool of eight cases are to be adjudicated in Phase 1 and specific causation issues in those pool cases are to be adjudicated in Phase 2; the remaining Georgia Personal Injury Cases (including 15 cases that include both personal injury and property claims) and one personal injury lawsuit that is pending before a different judge, are stayed.
On November 22, 2024, the Georgia Trial Court issued a Phase 1 ruling on general causation issues granting in part and denying in part defendants’ motions to exclude certain Phase 1 expert testimony and defendants’ motions for summary judgment on Phase 1 issues (the “Phase 1 Ruling”). Plaintiffs and defendants appealed the Phase 1 Ruling to the Court of Appeals of Georgia (the “Phase 1 Appeals”).
While the Phase 1 Appeals were pending, three of the pool cases selected by plaintiffs’ counsel proceeded to Phase 2. On October 17, 2025, the Georgia Trial Court issued its Phase 2 rulings granting Sterigenics’ motions to exclude three of plaintiffs’

Sotera Health Company
Notes to Consolidated Financial Statements
Phase 2 expert witnesses and granting Sterigenics’ motions for summary judgment in all three cases. On October 28, 2025, the Georgia Trial Court entered an order adopting its Phase 2 rulings with respect to Sotera Health LLC.
On October 31, 2025 the Court of Appeals of Georgia ruled on the Phase 1 Appeals, finding that, as Sterigenics contended on appeal, the Phase 1 Ruling failed to apply the proper standard for determining the admissibility of expert testimony on general causation, vacating the Phase 1 Ruling and remanding the pool cases to the Georgia Trial Court with instructions to apply the proper standard in ruling on general causation issues. The Court of Appeals also instructed the Georgia Trial Court to consider whether plaintiffs can prove general causation through epidemiological evidence and background risks of the diseases at issue.
Subsidiaries of the Company and other parties are also defendants in a lawsuit by employees of a sterilization customer of Sterigenics who allege they were injured while working at the customer’s distribution facility by exposure to residual EO allegedly emanating from products of the customer that had been sterilized by Sterigenics. The case has been transferred from the Georgia Trial Court to the Superior Court of Cobb County and is proceeding on plaintiffs’ Fifth Amended Complaint. Pursuant to the customer’s contract with Sterigenics, the customer is indemnifying Sterigenics against this lawsuit.
Approximately 305 property devaluation lawsuits pending in the Georgia Trial Court have been consolidated for pretrial purposes (the “Consolidated Property Cases”). A pool of nine of the Consolidated Property Cases are proceeding under case management orders and are currently in discovery. The remaining cases are stayed.
Illinois
Subsidiaries of the Company and other parties are defendants in lawsuits in the Circuit Court of Cook County, Illinois, in which plaintiffs allege personal injury or wrongful death resulting from purported use, emissions and releases of EO from Sterigenics’ former Willowbrook facility (the “Willowbrook Cases”). The Willowbrook Cases have been assigned to a single judge for coordinated discovery and pretrial proceedings.
On April 3, 2025, Sterigenics agreed to settle the seven cases previously set for trials in April and June 2025 and all of the other claims being pursued by the same plaintiffs’ counsel, including those of the individual plaintiffs in 61 Willowbrook Cases and 29 claimants who asserted claims but had yet to file lawsuits (collectively, the “Eligible April Claimants”) subject to several conditions (the “April 2025 Settlement”). All conditions to the April 2025 Settlement were satisfied, including participation by 100 percent of the Eligible April Claimants, a determination by the Circuit Court of Cook County that the settlement was entered in good faith under the Illinois Contribution Among Joint Tortfeasors Act, and execution of a Confidential General Release, Settlement Agreement and Covenant Not To Sue by each Eligible April Claimant. In September 2025, Sterigenics made the $30.9 million settlement payment, and the April 2025 Settlement was completed.
On July 23, 2025, Sterigenics entered into a binding term sheet (the “July Term Sheet”) to resolve ten Willowbrook Cases set for trials in October 2025 and March 2026, and 119 other claims being pursued by the same plaintiffs’ counsel, including those of the individual plaintiffs in 56 Willowbrook Cases and 63 claimants who asserted claims but had yet to file lawsuits (collectively, the “Eligible July Claimants”). The settlement is subject to the satisfaction of several conditions, including participation by 100 percent of the Eligible July Claimants, stays of the trials scheduled to begin in October 2025 and March 2026 and a determination by the Circuit Court of Cook County that the settlement was entered in good faith under the Illinois Contribution Among Joint Tortfeasors Act. Pursuant to the July Term Sheet, Sterigenics will pay a total of $34.0 million, each Eligible July Claimant participating in the settlement will execute a Confidential General Release, Settlement Agreement and Covenant Not to Sue and the cases will be dismissed with prejudice.If the settlement is finalized one Willowbrook Case will remain pending in the Circuit Court of Cook County.
New Mexico
The Company and certain subsidiaries are defendants in a lawsuit in the Third Judicial District Court, Doña Ana County, New Mexico (the “Trial Court”) in which the New Mexico Attorney General (“NMAG”) alleges that use, emissions and releases of EO from Sterigenics’ facility in Santa Teresa have deteriorated the air quality in surrounding communities and materially contributed to increased health risks for residents of those communities. In April 2024, the Court of Appeals of the State of New Mexico denied the NMAG’s petition for leave to file an interlocutory appeal of the Trial Court’s August 2023 order granting Sterigenics’ motion for summary judgment on strict liability, the Unfair Practices Act claim, and the claims for

Sotera Health Company
Notes to Consolidated Financial Statements
decreased property values, increased healthcare costs and medical monitoring costs, and remanded the case to the District Court of Doña Ana County for further proceedings on the remaining claims. Subsequently, in April 2025, the NMAG filed a motion pursuant to Rule 1-054(B) seeking to modify the Trial Court’s August 2023 summary judgment order to reinstate the NMAG’s claim for recovery of healthcare cost damages. That motion remains pending. The case is set for trial in July 2026.
* * *
Additional EO lawsuits have been threatened relating to Sterigenics’ facilities in the United States and may be filed in the future; these threats of additional EO lawsuits are comparable to threats that have similarly been made against other companies within our industry. Based on our view of the strength of the science and related evidence that emissions of EO from Sterigenics’ operations have not caused and could not have caused the harms alleged in such lawsuits, we believe that losses in the remaining or future EO cases through trials and any appeals that may prove necessary are not probable. Although the Company is vigorously defending against the EO tort claims, future settlements of EO tort claims are reasonably possible. The previously disclosed settlements of certain cases related to our facilities in Willowbrook and Atlanta and the resolution of the tort lawsuit pending in the United States District Court for the District of New Mexico were driven by dynamics unique to the claims that were settled and thus should not give rise to presumptions that the Company will settle additional EO tort claims and/or that any such settlements will be for comparable amounts.
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
In March 2025, we entered into an interest rate swap agreement with a notional amount of $400.0 million. The interest rate swap became effective on August 31, 2025 and expires on August 31, 2027. We have designated the interest swap as a cash flow hedge designed to hedge the variability of cash flows attributable to changes in the SOFR benchmark interest rate of our Term Loan (or any successor thereto). We receive interest at the one-month Term SOFR rate and pay a fixed interest rate under the terms of the swap agreement.

Sotera Health Company
Notes to Consolidated Financial Statements
In March 2023, we entered into an interest rate swap agreement with a notional amount of $400.0 million. The interest rate swap was effective on August 23, 2023 and expired on August 23, 2025. We designated the interest swap as a cash flow hedge designed to hedge the variability of cash flows attributable to changes in the SOFR benchmark interest rate of our Term Loan (or any successor thereto). We receive interest at the one-month Term SOFR rate and pay a fixed interest rate under the terms of the swap agreement.
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
The following table provides a summary of the notional and fair values of our derivative instruments:

	September 30, 2025				December 31, 2024
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value				Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	400.0		—	2,128	400.0		459	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	$94.4		$65	$155	263.7		88	198
Embedded derivatives	281.7	(a)	2,253	3,208	230.8	(a)	2,689	4,098
Total	$776.1		$2,318	$5,491	$894.5		$3,236	$4,296
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following table summarizes the activities of our derivative instruments for the periods presented, and the line item they are recorded in the Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2025	2024	2025	2024
Realized gain on interest rate derivatives recorded in interest expense, net(a)	(453)	(2,659)	(1,126)	(12,461)
Unrealized loss (gain) on embedded derivatives recorded in other income, net	1,389	(1,174)	(605)	576
Realized loss (gain) on foreign currency forward contracts recorded in foreign exchange gain	1,488	(1,985)	(6,683)	3,521
Unrealized loss (gain) on foreign currency forward contracts recorded in foreign exchange gain	685	876	(20)	948
(a)    For the three and nine months ended September 30, 2025 and 2024, amounts represent quarterly settlement of interest rate derivatives.
We expect to reclassify approximately $0.3 million of pre-tax net losses on derivative instruments from accumulated other comprehensive income (loss) to income during the next 12 months associated with our cash flow hedges. Refer to Note 11,“Other Comprehensive Income (Loss)” for unrealized gains and losses on interest rate derivatives, net of applicable tax, recorded in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income to interest expense, net of applicable tax, during the three and nine months ended September 30, 2025.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of September 30, 2025 and December 31, 2024, accounts receivable was net of an allowance for uncollectible accounts of $2.1 million and $2.5 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following table discloses the fair value of our financial assets and liabilities:

As of September 30, 2025		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap asset	—	—	—	—
Interest rate swap liability	2,128	—	2,128	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract assets	65	—	65	—
Foreign currency forward contract liabilities	155	—	155	—
Embedded derivative assets	2,253	—	2,253	—
Embedded derivative liabilities	3,208	—	3,208	—
Current portion of long-term debt(c)
Term loan, due 2031	13,964	—	14,327	—
Long-Term Debt(c)
Senior secured notes, due 2031	746,726	—	785,625	—
Term loan, due 2031	1,382,270	—	1,414,110	—
Finance Lease Obligations (with current portion)(d)	97,853	—	97,853	—

As of December 31, 2024		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap assets	459	—	459	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract assets	88	—	88	—
Foreign currency forward contract liabilities	198		198
Embedded derivative assets	2,689	—	2,689	—
Embedded derivative liabilities	4,098	—	4,098	—
Current portion of long-term debt(c)
Term loan B, due 2031	14,803	—	15,123	—
Long-Term Debt(c)
Term loan, due 2031	746,293	—	759,375	—
Term loan B, due 2031	1,461,807	—	1,493,314	—
Finance Lease Obligations (with current portion)(d)	98,209	—	98,209	—
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
Segment Revenue Concentrations
For the three months ended September 30, 2025, two customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 29.5% and 10.0% of the total segment’s external net revenues for the three months ended September 30, 2025. For the three months ended September 30, 2024, three customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 27.4%, 13.8%, and 12.9% of the total segment’s external net revenues for the three months ended September 30, 2024.
For the nine months ended September 30, 2025, two customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 32.4% and 10.7% of the total segment’s external net revenues for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, two customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 30.2% and 11.7% of the total segment’s external net revenues for the nine months ended September 30, 2024.
Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30, 2025
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$192,845	$62,805	$55,662	$311,312
Segment expenses(b)	76,925	23,426	35,367	135,718
Corporate expense allocation(c)	8,765	1,331	1,308	11,404
Segment income	$107,155	$38,048	$18,987	$164,190

Sotera Health Company
Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2024
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$175,574	$51,313	$58,581	$285,468
Segment expenses(b)	71,825	18,427	38,797	129,049
Corporate expense allocation(c)	7,760	1,153	1,145	10,058
Segment income	$95,989	$31,733	$18,639	$146,361

	Nine Months Ended September 30, 2025
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$557,368	$137,793	$165,015	$860,176
Segment expenses(b)	226,752	54,638	105,968	387,358
Corporate expense allocation(c)	27,712	4,208	4,134	36,054
Segment income	$302,904	$78,947	$54,913	$436,764

	Nine Months Ended September 30, 2024
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$518,425	$116,564	$175,249	$810,238
Segment expenses(b)	214,951	46,929	120,461	382,341
Corporate expense allocation(c)	24,889	3,697	3,671	32,257
Segment income	$278,585	$65,938	$51,117	$395,640

(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $3.1 million and $15.1 million in revenues from sales to our Sterigenics segment for the three months ended September 30, 2025 and 2024, respectively, and $23.3 million and $43.0 million in revenues from sales to our Sterigenics segment for the nine months ended September 30, 2025 and 2024, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for both periods presented.
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
Capital expenditures by segment for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(thousands of U.S. dollars)	2025	2024
Sterigenics	$64,871	$83,975
Nordion	15,234	23,409
Nelson Labs	7,214	5,816
Total capital expenditures	$87,319	$113,200

Sotera Health Company
Notes to Consolidated Financial Statements
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the CODM.
A reconciliation of segment income to consolidated income before taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment income	$164,190	$146,361	$436,764	$395,640
Less adjustments:
Interest expense, net	39,147	41,572	120,674	123,731
Depreciation and amortization(a)	28,290	42,551	103,972	122,811
Share-based compensation(b)	8,047	9,860	23,465	28,723
Loss on refinancing of debt(c)	1,087	70	1,167	24,160
Gain on foreign currency and derivatives not designated as hedging instruments, net(d)	(167)	(2,231)	(1,294)	(1,699)
Business optimization expenses(e)	3,098	2,949	7,575	4,733
Professional services relating to EO sterilization facilities(f)	11,152	8,200	37,515	22,357
Illinois EO litigation settlements(g)	—	—	64,943	—
Accretion of asset retirement obligation(h)	601	636	1,738	1,914
Consolidated income before taxes	$72,935	$42,754	$77,009	$68,910
(a)Includes depreciation of Co-60 held at gamma irradiation sites, and excludes accelerated depreciation associated with business optimization activities.
(b)Represents share-based compensation expense related to employees and Non-Employee Directors.
(c)Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to refinancing activity for the Term Loans, the Secured Notes and the Revolving Credit Facility.
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
For the three and nine months ended September 30, 2025, respectively, we recorded net revenues of $311.3 million and $860.2 million, net income of $48.4 million and $43.1 million, Adjusted Net Income of $75.3 million and $170.4 million, and Adjusted EBITDA of $164.2 million and $436.8 million. Adjusted Net Income and Adjusted EBITDA are financial measures not based on any standardized methodology prescribed by GAAP. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income, please see “Non-GAAP Financial Measures.”
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended September 30, 2025 as compared to Three Months Ended September 30, 2024
The following table sets forth the components of our results of operations for the three months ended September 30, 2025 and 2024.

(thousands of U.S. dollars)	2025	2024	$ Change	% Change

Total net revenues	$311,312	$285,468	$25,844	9.1%
Total cost of revenues	133,751	127,444	6,307	4.9%
Net income	48,400	16,998	31,402	184.7%
Adjusted Net Income(a)	75,270	48,943	26,327	53.8%
Adjusted EBITDA(a)	164,190	146,361	17,829	12.2%
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

Total Net Revenues
The following table compares our revenues by type for the three months ended September 30, 2025 to the three months ended September 30, 2024.

(thousands of U.S. dollars)
Net revenues for the three months ended September 30,	2025	2024	$ Change	% Change

Service	$255,529	$238,790	$16,739	7.0%
Product	55,783	46,678	9,105	19.5%
Total net revenues	$311,312	$285,468	$25,844	9.1%
Net revenues were $311.3 million in the three months ended September 30, 2025, an increase of $25.8 million, or 9.1%, as compared with the three months ended September 30, 2024. Excluding the impact of foreign currency exchange rates, net revenues in the three months ended September 30, 2025 increased approximately 8.0% compared with the three months ended September 30, 2024.
Service revenues
Service revenues increased $16.7 million, or 7.0%, to $255.5 million in the three months ended September 30, 2025 as compared to $238.8 million in the three months ended September 30, 2024. The growth in net service revenues was driven by increases in volume/mix in the Sterigenics and Nordion segments and core lab testing service volume/mix in the Nelson Labs segment. In addition, favorable pricing and changes in foreign currency exchange rates contributed to the increase in net service revenues. Partially offsetting these factors was a decline in expert advisory services revenue in the Nelson Labs segment.
Product revenues
Product revenues increased $9.1 million, or 19.5%, to $55.8 million in the three months ended September 30, 2025 as compared to $46.7 million in the three months ended September 30, 2024. The increase was driven by higher revenues from Co-60 in the Nordion segment due to the timing of reactor harvest schedules.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended September 30, 2025 to the three months ended September 30, 2024.

(thousands of U.S. dollars)
Cost of revenues for the three months ended September 30,	2025	2024	$ Change	% Change

Service	$114,337	$111,080	$3,257	2.9%
Product	19,414	16,364	3,050	18.6%
Total cost of revenues	$133,751	$127,444	$6,307	4.9%
Total cost of revenues accounted for approximately 43.0% and 44.6% of our consolidated net revenues for the three months ended September 30, 2025 and 2024, respectively.
Cost of service revenues
Cost of service revenues increased $3.3 million, or 2.9%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was attributable to inflation, which primarily impacted direct materials, energy and employee compensation costs. Partially offsetting these factors was a decrease in labor costs related to expert advisory services in the Nelson Labs segment.
Cost of product revenues
Cost of product revenues increased $3.1 million, or 18.6%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was attributable to a change in product revenue volume and mix, partially offset by a decline in amortization of intangible assets that were fully amortized as of December 31, 2024.

SG&A Expenses
SG&A expenses increased $1.3 million, or 2.1%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The change was the result of an increase litigation and other professional services expense associated with EO sterilization facilities, partially offset by a decline in share-based compensation expense.
  Amortization of intangible assets
Amortization of intangible assets decreased $12.4 million, or 80.1%, to $3.1 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decline was primarily due to certain intangible assets that were fully amortized in May 2025.
Interest Expense, Net
Interest expense, net decreased $2.4 million, or 5.8%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a lower interest rate on our Term Loan, partially offset by a decreased benefit from interest rate derivatives. The weighted average interest rate on our outstanding debt was 6.91% and 7.86% as of September 30, 2025 and 2024, respectively.
Loss on Refinancing of Debt

Loss on refinancing of debt for the three months ended September 30, 2025 was $1.1 million relating to the write-off of certain unamortized debt issuance costs and discounts on the Term Loan in connection with Amendment No. 6 to the Credit Agreement.

Foreign Exchange Gain
Foreign exchange gain was $1.5 million for the three months ended September 30, 2025 as compared to $1.1 million in the three months ended September 30, 2024. The change in foreign exchange gain in our Consolidated Statements of Operations and Comprehensive Income mainly relates to short-term gains and losses on transactions denominated in currencies other than the functional currency of our operating entities. As described in Note 15, “Financial Instruments and Financial Risk” to our consolidated financial statements, we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.
Other Income, Net
Other income, net decreased $2.4 million, or 83.6%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The fluctuation was mainly driven by unfavorable changes in the fair value of embedded derivatives in certain of Nordion’s customer and supply contracts.
Provision for Income Taxes
Provision for income tax decreased $1.2 million to a net provision of $24.5 million for the three months ended September 30, 2025 as compared to $25.8 million in the three months ended September 30, 2024. The change was attributable to recognition of the cumulative tax effects of the change in U.S. income tax laws under the OBBBA in the period of enactment associated with the accounting for the valuation allowance attributable to the limitation on the deductibility of interest expense. This was offset by higher pre-tax income, the tax effects for a change in our indefinite reinvestment assertion with respect to a portion of our foreign earnings, and an increase in current year permanent tax differences.
Provision for income taxes for the three months ended September 30, 2025 differed from the statutory rate due to recognition of the cumulative tax effects of the change in U.S. income tax laws under the OBBBA in the period of enactment associated with the accounting for the valuation allowance attributable to the limitation on the deductibility of interest expense. This was offset by the tax effects for a change in our indefinite reinvestment assertion with respect to a portion of our foreign earnings, the impact of the foreign rate differential and an increase in current year permanent tax differences. Provision for income taxes for the three months ended September 30, 2024 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the foreign rate differential, and GILTI, partially offset by a benefit for state income taxes.

Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended September 30, 2025 was $48.4 million, as compared to net income of $17.0 million for the three months ended September 30, 2024 due to the factors described above. Adjusted Net Income was $75.3 million for the three months ended September 30, 2025, as compared to $48.9 million for the three months ended September 30, 2024. Adjusted EBITDA was $164.2 million for the three months ended September 30, 2025, as compared to $146.4 million for the three months ended September 30, 2024. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
Nine Months Ended September 30, 2025 as compared to Nine Months Ended September 30, 2024
The following table sets forth the components of our results of operations for the nine months ended September 30, 2025 and 2024.

(thousands of U.S. dollars)	2025	2024	$ Change	% Change

Total net revenues	$860,176	$810,238	$49,938	6.2%
Total cost of revenues	380,562	372,308	8,254	2.2%
Net income	43,102	32,075	11,027	34.4%
Adjusted Net Income(a)	170,376	139,759	30,617	21.9%
Adjusted EBITDA(a)	436,764	395,640	41,124	10.4%
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
Total Net Revenues
The following table compares our revenues by type for the nine months ended September 30, 2025 to the nine months ended September 30, 2024.

(thousands of U.S. dollars)
Net revenues for the nine months ended September 30,	2025	2024	$ Change	% Change

Service	$736,713	$703,027	$33,686	4.8%
Product	123,463	107,211	16,252	15.2%
Total net revenues	$860,176	$810,238	$49,938	6.2%
Net revenues were $860.2 million in the nine months ended September 30, 2025, an increase of $49.9 million, or 6.2%, as compared with the nine months ended September 30, 2024. Changes in foreign currency exchange rates had no material impact on consolidated net revenues in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024.
Service revenues
Service revenues increased $33.7 million, or 4.8%, to $736.7 million in the nine months ended September 30, 2025 as compared to $703.0 million in the nine months ended September 30, 2024. The growth in net service revenues was primarily driven by favorable pricing in the Sterigenics and Nelson Labs segments, favorable volume/mix in the Sterigenics and Nordion segments and improvements in volume/mix related to core lab testing services in the Nelson Labs segment. Further contributing to these growth factors was a favorable impact from foreign currency exchange rates. Partially offsetting these factors was a decline in expert advisory services revenue in the Nelson Labs segment.

Product revenues
Product revenues increased $16.3 million, or 15.2%, to $123.5 million in the nine months ended September 30, 2025 as compared to $107.2 million in the nine months ended September 30, 2024. The increase was driven by favorable volume/mix and pricing in the Nordion segment, partially offset by an unfavorable impact from changes in foreign currency exchange rates.
The following table compares our cost of revenues by type for the nine months ended September 30, 2025 to the nine months ended September 30, 2024.

(thousands of U.S. dollars)
Cost of revenues for the nine months ended September 30,	2025	2024	$ Change	% Change

Service	$335,259	$331,068	$4,191	1.3%
Product	45,303	41,240	4,063	9.9%
Total cost of revenues	$380,562	$372,308	$8,254	2.2%
Total cost of revenues accounted for approximately 44.2% and 46.0% of our consolidated net revenues for the nine months ended September 30, 2025 and 2024, respectively.
Cost of service revenues
Cost of service revenues increased $4.2 million, or 1.3%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was attributable to inflation, which primarily impacted energy, direct materials, and professional services costs. Partially offsetting these factors was a decrease in labor costs related to expert advisory services in the Nelson Labs segment.
Cost of product revenues
Cost of product revenues increased $4.1 million, or 9.9%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was attributable to a change in product revenue volume and mix, partially offset by a decline in amortization of intangible assets that were fully amortized as of December 31, 2024.
SG&A expenses
SG&A expenses increased $14.5 million, or 8.0%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. A $15.2 million increase in litigation and other professional services expense associated with EO sterilization facilities was the main driver of the increase in SG&A expenses, partially offset by a decline in share-based compensation expense.
  Amortization of intangible assets
Amortization of intangible assets decreased $18.9 million, or 40.6%, to $27.7 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decline was primarily due to certain intangible assets that were fully amortized in May 2025.
Illinois EO litigation settlements

On July 23, 2025, the Company agreed to resolve 129 pending and threatened EO claims in the State of Illinois. Pursuant to the terms of the July Term Sheet, which is subject to the satisfaction of several conditions, the Company agreed to pay $34.0 million to settle the claims.

On April 3, 2025, the Company agreed to resolve 97 pending and threatened EO claims in the State of Illinois. Pursuant to the terms of the April Term Sheet, which have been satisfied, the Company paid $30.9 million in September 2025 to settle the claims.
Interest Expense, Net
Interest expense, net decreased $3.1 million, or 2.5%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a lower interest rate on our Term Loan and a decrease in the amortization of debt issuance costs, partially offset by a lower benefit from interest rate derivatives. The weighted average interest rate on our outstanding debt was 6.91% and 7.86% as of September 30, 2025 and 2024, respectively.

Loss on Refinancing of Debt
Loss on refinancing of debt for the nine months ended September 30, 2025 was $1.2 million relating to the write-off of certain unamortized debt issuance costs and discounts on the Term Loans in connection with Amendment No. 6 to the Credit Agreement. Loss on refinancing of debt for the nine months ended September 30, 2024 was $24.1 million and occurred in connection with the refinancing of our capital structure in May 2024. This refinancing activity resulted in the write off of certain unamortized debt issuance costs and discounts on the Term Loans due 2026 and the expensing of certain new debt issuance costs and discounts upon the issuance of the Refinancing Term Loans and Secured Notes.
Foreign Exchange Gain
Foreign exchange gain was $0.6 million for the nine months ended September 30, 2025 as compared to $2.2 million in the nine months ended September 30, 2024. The change in foreign exchange gain in our Consolidated Statements of Operations and Comprehensive Income mainly relates to short-term losses and gains on transactions denominated in currencies other than the functional currency of our operating entities. As described in Note 15, “Financial Instruments and Financial Risk” to our consolidated financial statements, we enter into monthly U.S. dollar-denominated foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.
Other Income, Net
Other income, net increased $2.4 million, or 59.9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The primary driver of this increase was a favorable change in the fair value of embedded derivatives in certain of Nordion’s customer and supply contracts.
Provision for Income Taxes
Provision for income tax decreased $2.9 million to a net provision of $33.9 million for the nine months ended September 30, 2025 as compared to $36.8 million for the nine months ended September 30, 2024. The change was attributable to recognition of the cumulative tax effects of the change in U.S. income tax laws under the OBBBA in the period of enactment associated with the accounting for the valuation allowance attributable to the limitation on the deductibility of interest expense. This was offset by higher pre-tax income, the tax effects for a change in our indefinite reinvestment assertion with respect to a portion of our foreign earnings and an increase in current year permanent tax differences.
Provision for income taxes for the nine months ended September 30, 2025 differed from the statutory rate due to recognition of the cumulative tax effects of the change in U.S. income tax laws under the OBBBA in the period of enactment associated with the accounting for the valuation allowance attributable to the limitation on the deductibility of interest expense. This was offset by the tax effects for a change in our indefinite reinvestment assertion with respect to a portion of our foreign earnings, the impact of the foreign rate differential and an increase in current year permanent tax differences. Provision for income taxes for the nine months ended September 30, 2024 differed from the statutory rate primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense, the foreign rate differential and GILTI, partially offset by a benefit for state income taxes.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the nine months ended September 30, 2025 was $43.1 million, as compared to net income of $32.1 million for the nine months ended September 30, 2024 due to the factors described above. Adjusted Net Income was $170.4 million for the nine months ended September 30, 2025, as compared to $139.8 million for the nine months ended September 30, 2024. Adjusted EBITDA was $436.8 million for the nine months ended September 30, 2025, as compared to $395.6 million for the nine months ended September 30, 2024. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
SEGMENT RESULTS OF OPERATIONS
We have three reportable segments: Sterigenics, Nordion and Nelson Labs. Our CODM evaluates performance and allocates resources within our business based on Segment Income, which excludes certain items which are included in income before tax as determined in our Consolidated Statements of Operations and Comprehensive Income. The accounting policies for our reportable segments are the same as those for the consolidated Company.

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
Results for our Nordion segment are also impacted by Co-60 mix and harvest schedules, as well as customer, product and service mix.
Nelson Labs
Nelson Labs provides outsourced microbiological and analytical chemistry testing and advisory services for the medical device and pharmaceutical industries.
For more information regarding our reportable segments, please refer to Note 16, “Segment Information” to our consolidated financial statements.

Segment Results for the Three Months Ended September 30, 2025 and 2024
The following tables compare segment net revenue and segment income for the three months ended September 30, 2025 to the three months ended September 30, 2024:

	Three Months Ended September 30,
(thousands of U.S. dollars)	2025	2024	$ Change	% Change

Net Revenues
Sterigenics	$192,845	$175,574	$17,271	9.8%
Nordion	62,805	51,313	11,492	22.4%
Nelson Labs	55,662	58,581	(2,919)	(5.0)%
Segment Income
Sterigenics	$107,155	$95,989	$11,166	11.6%
Nordion	38,048	31,733	6,315	19.9%
Nelson Labs	18,987	18,639	348	1.9%
Segment Income margin
Sterigenics	55.6%	54.7%
Nordion	60.6%	61.8%
Nelson Labs	34.1%	31.8%
Net Revenues by Segment
Sterigenics net revenues were $192.8 million for the three months ended September 30, 2025, an increase of $17.3 million, or 9.8%, as compared to the three months ended September 30, 2024. The increase was attributable to a 4.6% increase in volume and mix, a 3.8% favorable impact from pricing and a 1.4% benefit from changes in foreign currency exchange rates.

Nordion net revenues were $62.8 million for the three months ended September 30, 2025, an increase of $11.5 million, or 22.4%, as compared to the three months ended September 30, 2024. The increase was driven by favorable volume and mix of 18.9% and a 4.7% impact from pricing, partially offset by a 1.2% unfavorable impact from changes in foreign currency exchange rates.
Nelson Labs net revenues were $55.7 million for the three months ended September 30, 2025, a decrease of $2.9 million, or 5.0%, as compared to the three months ended September 30, 2024. Favorable pricing, a benefit from changes in foreign currency exchange rates and growth in core lab testing service were offset by a decline in expert advisory services revenue.
Segment Income
Sterigenics segment income was $107.2 million for the three months ended September 30, 2025, an increase of $11.2 million, or 11.6%, as compared to the three months ended September 30, 2024. The increase in segment income and segment income margin was primarily a result of an increase in volume and mix coupled with favorable customer pricing, partially offset by inflation.
Nordion segment income was $38.0 million for the three months ended September 30, 2025, an increase of $6.3 million, or 19.9%, as compared to the three months ended September 30, 2024. The increase in segment income was attributable to growth in volume and mix and benefits from customer pricing. Segment income margin decreased as a result of product mix.
Nelson Labs segment income was $19.0 million for the three months ended September 30, 2025, an increase of $0.3 million, or 1.9%, as compared to the three months ended September 30, 2024. Segment income and segment income margin increased as a result of volume and mix improvements, lab optimization and favorable pricing.
Segment Results for the Nine Months Ended September 30, 2025 and 2024
The following tables compare segment net revenue and segment income for the nine months ended September 30, 2025 to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
(thousands of U.S. dollars)	2025	2024	$ Change	% Change

Net Revenues
Sterigenics	$557,368	$518,425	$38,943	7.5%
Nordion	137,793	116,564	21,229	18.2%
Nelson Labs	165,015	175,249	(10,234)	(5.8)%
Segment Income
Sterigenics	$302,904	$278,585	$24,319	8.7%
Nordion	78,947	65,938	13,009	19.7%
Nelson Labs	54,913	51,117	3,796	7.4%
Segment Income margin
Sterigenics	54.3%	53.7%
Nordion	57.3%	56.6%
Nelson Labs	33.3%	29.2%
Net Revenues by Segment
Sterigenics net revenues were $557.4 million for the nine months ended September 30, 2025, an increase of $38.9 million, or 7.5%, as compared to the nine months ended September 30, 2024. The increase was mainly attributable to favorable impacts from pricing and volume and mix of 4.0% and 3.5%, respectively.
Nordion net revenues were $137.8 million for the nine months ended September 30, 2025, an increase of $21.2 million, or 18.2%, as compared to the nine months ended September 30, 2024. The increase was driven by favorable changes in volume and mix of 16.7% and pricing of 3.1%, partially offset by an unfavorable impact from changes in foreign currency exchange rates of 1.6%.

Nelson Labs net revenues were $165.0 million for the nine months ended September 30, 2025, a decrease of $10.2 million, or 5.8%, as compared to the nine months ended September 30, 2024. Growth in core lab testing services, favorable pricing and a benefit from changes in foreign currency exchange rates were offset by a decline in expert advisory services revenue.
Segment Income
Sterigenics segment income was $302.9 million for the nine months ended September 30, 2025, an increase of $24.3 million, or 8.7%, as compared to the nine months ended September 30, 2024. The increase in segment income was driven primarily by favorable customer pricing and improvements in volume and mix, partially offset by inflation.
Nordion segment income was $78.9 million for the nine months ended September 30, 2025, an increase of $13.0 million, or 19.7%, as compared to the nine months ended September 30, 2024. The increase in segment income and segment income margin were primarily attributable to higher volumes and mix of Co-60 and benefits from customer pricing.
Nelson Labs segment income was $54.9 million for the nine months ended September 30, 2025, an increase of $3.8 million, or 7.4%, as compared to the nine months ended September 30, 2024. Segment income and segment income margin increased as a result of volume and mix improvements, lab optimization and favorable pricing.
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
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2025	2024	2025	2024
Net income	$48,400	$16,998	$43,102	$32,075
Amortization of intangibles	5,648	19,858	36,246	59,737
Share-based compensation(a)	8,047	9,860	23,465	28,723
Loss on refinancing of debt(b)	1,087	70	1,167	24,160
Gain on foreign currency and derivatives not designated as hedging instruments, net(c)	(167)	(2,231)	(1,294)	(1,699)
Business optimization expenses(d)	3,098	2,949	7,575	4,733
Professional services relating to EO sterilization facilities(e)	11,152	8,200	37,515	22,357
Illinois EO litigation settlements(f)	—	—	64,943	—
Accretion of asset retirement obligations(g)	601	636	1,738	1,914
Income tax benefit associated with pre-tax adjustments(h)	(2,596)	(7,397)	(44,081)	(32,241)
Adjusted Net Income	75,270	48,943	170,376	139,759
Interest expense, net	39,147	41,572	120,674	123,731
Depreciation(i)	22,642	22,693	67,726	63,074
Income tax provision applicable to Adjusted Net Income(j)	27,131	33,153	77,988	69,076
Adjusted EBITDA(k)	$164,190	$146,361	$436,764	$395,640
(a)    Represents share-based compensation expense related to employees and Non-Employee Directors.
(b)    Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to refinancing activity for the Term Loans, the Secured Notes and the Revolving Credit Facility.
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

(i)    Includes depreciation of Co-60 held at gamma irradiation sites, and excludes accelerated depreciation associated with business optimization activities.
(j)    Represents the difference between the income tax provision or benefit as determined under U.S. GAAP and the income tax provision or benefit associated with pre-tax adjustments described in footnote (h).
(m)    $24.1 million and $25.8 million of the adjustments for the three months ended September 30, 2025 and 2024, respectively, and $72.7 million and $73.0 million of the adjustments for the nine months ended September 30, 2025 and 2024, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of September 30, 2025, we had $299.2 million of unrestricted cash and cash equivalents. This is an increase of $22.0 million from the balance at December 31, 2024. The increase in unrestricted cash and cash equivalents was a result of $184.1 million of cash flows provided by operating activities and a $14.9 million increase due to favorable change in foreign currency exchange rates, partially offset by $87.3 million in cash paid for capital expenditures and $92.4 million in cash used in financing activities. Our foreign subsidiaries held cash of approximately $230.6 million at September 30, 2025 and $259.8 million at December 31, 2024. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.

Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements (inclusive of debt service on our long-term debt), make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs that we expect to continue to incur for at least the next twelve months and the foreseeable future thereafter. Our primary long-term liquidity requirements beyond the next 12 months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of September 30, 2025, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, debt paydown or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of September 30, 2025, our interest rate derivatives limit our cash flow exposure of our variable rate borrowings under the Term Loans. Refer to Note 15, “Financial Instruments and Financial Risk”, “Derivative Instruments” for additional information about changes in interest rate risk.
Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the nine months ended September 30, 2025, our capital expenditures amounted to $87.3 million, compared to $113.2 million for the nine months ended September 30, 2024.

Cash Flow Information

(thousands of U.S. dollars)	Nine Months Ended September 30,
	2025	2024
Net Cash Provided by (Used in):
Operating activities	$184,091	$168,447
Investing activities	(84,445)	(113,126)
Financing activities	(92,359)	(44,016)
Effect of foreign currency exchange rate changes on cash and cash equivalents	14,874	(4,477)
Net increase in cash and cash equivalents, including restricted cash	$22,161	$6,828

Operating activities
Cash flows from operating activities increased $15.6 million to net cash provided of $184.1 million in the nine months ended September 30, 2025 compared to net cash provided of $168.4 million for the nine months ended September 30, 2024. The increase in cash flows from operating activities in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was mainly attributable to an increase in gross profit coupled with a decrease in cash paid for interest, partially offset by an increase in cash paid for income taxes.
Investing activities
Cash used in investing activities decreased $28.7 million to net cash used of $84.4 million in the nine months ended September 30, 2025 compared to $113.1 million for the nine months ended September 30, 2024. The variance was primarily driven by a decrease in cash paid for capital expenditures of $25.9 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Financing activities
Cash used in financing activities increased $48.3 million to net cash used of $92.4 million in the nine months ended September 30, 2025 compared to net cash used of $44.0 million for the nine months ended September 30, 2024. The increase in cash used in financing activities was mainly attributable to an increase $81.3 million of principal repayments on the Term Loans in 2025, which included a $75.0 million voluntary paydown in connection with Amendment No. 6 to the First Lien Credit Agreement. Partially offsetting these cash outflows, was a decrease in cash paid for debt issuance costs of $28.1 million due to the incremental debt issuance costs paid in connection with the Refinancing Term Loans and Secured Notes in the second quarter of 2024. In addition, in the first quarter of 2024, the Company paid $6.7 million to acquire certain facilities through the settlement of a finance lease.
Debt Facilities

Under the debt agreements summarized below, at September 30, 2025 we and Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, have debt payment obligations under (a) a term loan in the amount of $1,423.0 million, (b) a revolving credit facility, which supported operationally-related letters of credit but was otherwise undrawn, and which provides to us capacity up to $600.0 million for future potential borrowings, and (c) $750.0 million of senior notes. Our debt agreements also include additional covenants, conditions and rights to request additional debt, as summarized below.
Senior Secured Credit Facilities and Indenture
On December 13, 2019, SHH entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loan”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (as amended through Amendment No. 6 (as defined below), the “Credit Agreement”). Amendment No. 6 reduced the applicable interest rate margin under the Term Loan by 0.50%. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.
On September 17, 2025, the Company and SHH entered into Amendment No. 6 (“Amendment No. 6”) to the Credit Agreement. Among other changes, Amendment No. 6 provides for refinancing lenders to provide term loans (the “Repriced Term Loans”) to SHH in an aggregate principal amount of $1,423.0 million, which reflects the balance after the Company’s application of $75.0 million of available cash to repay outstanding borrowings under its term loan facility. Amendment No. 6 also reduces the interest rate spread by 0.50% across term loans under the facility, such that the Repriced Term Loans have an applicable interest rate margin equal to the Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.50%, with a 0.00% floor (with optionality for the Company to elect Alternate Base Rate plus 1.50% or Adjusted Daily Simple SOFR plus 2.50% (each as defined in the Credit Agreement)). This pricing reflects both the 0.50% reduction implemented through Amendment No. 6 and a 0.25% contractual pricing step-down that was triggered in August 2025. The Repriced Term Loans are also subject to a “soft call” premium of 1.00% for certain repricing transactions with respect to the Repriced Term Loans that occur within the six-month period after the effective date of Amendment No. 6. The Repriced Term Loans amortize at a rate of 1.00% per annum and matures on May 30, 2031.

On April 30, 2025, the Company and SHH entered into Amendment No. 5 (“Amendment No. 5”) to the Credit Agreement. Among other changes, Amendment No. 5 provides (i) for an increase in the commitments under the existing Revolving Credit Facility in an aggregate principal amount of $176.2 million, (ii) that certain lenders providing revolving credit commitments shall also provide additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $186.3 million and (iii) for the extension of the maturity date of the Revolving Credit Facility to April 30, 2030. Amendment No. 5 does not give effect to any other material changes to the terms and conditions of the Credit Agreement, including with respect to the representations and warranties, events of default and the affirmative or negative covenants.
The Company and SHH had previously entered into Amendment No. 4 on May 30, 2024, respectively. See Note 8, “Long-Term Debt,” to the Financial Statements for a description of these amendments.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of September 30, 2025, the Company had $8.1 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $591.9 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2024 Form 10-K. These market risks have not materially changed for the three and nine months ended September 30, 2025.

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
Changes in Internal Control
During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be subject to various legal proceedings arising in the ordinary course of our business, including claims relating to personal injury, property damage, workers’ compensation, employee safety, and our disclosures as a Nasdaq-listed, publicly-traded company. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At this time, and except as is disclosed herein, we are unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations and matters concerning other allegations of other improprieties, or the incidence of any such matters in the future. Information regarding our legal proceedings is included below.
Legal Proceedings Described in Note 14, “Commitments and Contingencies”, of Our Consolidated Financial Statements
Note 14, “Commitments and Contingencies” to our consolidated financial statements for the three and nine months ended September 30, 2025 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This item should be read in conjunction with Note 14, “Commitments and Contingencies” for information regarding the following legal proceedings, which information is incorporated into this item by reference:
•Ethylene Oxide Tort Litigation – California, Georgia, Illinois and New Mexico;
•Insurance Coverage for Environmental Liabilities; and
•Sotera Health Company Securities Litigation and Related Matters.
Legal Proceedings Not Described in Note 14, “Commitments and Contingencies” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 14, “Commitments and Contingencies” to our consolidated financial statements for the three and nine months ended September 30, 2025 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, we report matters, if any, that constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party. SEC regulations require disclosure of environmental proceedings that involve a government authority and potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. The Company uses a threshold of $1.0 million to determine whether the disclosure of any such proceedings is required because we believe matters under this threshold are not material to the Company.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously described under Item 1A of our 2024 10-K filed with the SEC on February 27, 2025.
Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408).

Item 6. Exhibits.
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No	Description of Exhibits	Form	File No.	Exhibit	Filing Date	Furnished/Filed Herewith

10.1	Amendment No. 6, dated as of September 17, 2025, to the First Lien Credit Agreement dated as of December 13, 2019 by and among Sotera Health Company, Sotera Health Holdings, LLC, certain subsidiaries of Sotera Health Company, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent, and the 2025 Refinancing Term Lenders party thereto	8-K	001-39729	10.1	2025-09-18
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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
Date: November 4, 2025