Form 10-K
period 2025-12-31
Sotera Health Co
filed 2026-02-24
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, based upon the last sale price of such voting and non-voting common stock on that date, was $1,714,111,104.
As of February 17, 2026, there were 284,392,079 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Sotera Health Company intends to file the Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

Audit Firm PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Cleveland, Ohio

SOTERA HEALTH COMPANY
- TABLE OF CONTENTS -

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance, achievements, or industry results, to differ materially from historical results or any future results, performance or achievements expressed, suggested or implied by such forward-looking statements. Such risks and uncertainties include but are not limited to:
•a disruption in the availability or supply of, or increases in the price of, ethylene oxide (“EO”), Cobalt-60 (“Co-60”) or our other direct materials, services and supplies, including as a result of geopolitical instability and/or sanctions against Russia by the United States, Canada, the United Kingdom and/or the European Union, or sanctions by Russia against those countries;
•fluctuations in foreign currency exchange rates;
•evolving changes in environmental, health and safety regulations
•health and safety risks associated with the use, storage, transportation and disposal of potentially hazardous materials such as EO and Co-60;
•the impact and outcome of current and future legal proceedings and liability claims, including litigation related to the use, emissions and releases of EO from our current and former EO sterilization facilities, and the possibility that additional claims will be made in the future;
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
•business continuity hazards, including supply chain disruptions, federal government shutdowns, and other risks associated with our operations;
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
•cybersecurity incidents, unauthorized data disclosures, and our dependence on information technology (“IT”) systems;
•the risks associated with the introduction of artificial intelligence (“AI”) technology
•an inability to pursue strategic transactions, find suitable acquisition targets, or integrate strategic acquisitions into our business successfully;
•our ability to maintain effective internal control over financial reporting;
•our reliance on intellectual property rights to maintain our competitive position and the risk of claims from third parties that we have infringed or misappropriated, or are infringing or misappropriating, their intellectual property rights;
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
•our significant degree of leverage and how this leverage could adversely affect our ability to raise additional capital, limit our ability to react to challenges facing our Company or broader changes in our industry or the economy, limit our flexibility in operating our business through restrictions contained in our debt agreements and/

or prevent us from meeting our obligations under our existing and future agreements governing our indebtedness; and
•the control that certain investment funds and entities affiliated with Warburg Pincus and GTCR, which we refer to collectively as the “Sponsors,” continue to have over us.
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
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Annual Report on Form 10-K, including under Part I, Item 1A, “Risk Factors”. If any of these trends, risks or uncertainties actually occur or continue, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
Unless expressly indicated or the context requires otherwise, the terms “Sotera Health,” “Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Sotera Health Company, a Delaware corporation, and, where appropriate, its subsidiaries on a consolidated basis.

Part I
Item 1. Business
General Information
We are a leading global provider of mission-critical end-to-end sterilization solutions, lab testing and advisory services for the healthcare industry. We are driven by our mission: Safeguarding Global Health®. We provide end-to-end sterilization as well as microbiological and analytical lab testing and advisory services to help ensure that medical, pharmaceutical and food products are safe for healthcare practitioners, patients and consumers in the United States and around the world. In 2025, our customers included over 40 of the top 50 medical device companies and nine of the top ten global pharmaceutical companies (based on revenue). Our services are an essential aspect of our customers’ manufacturing processes and supply chains, helping to ensure sterilized medical products reach healthcare practitioners and patients. Most of our services are necessary for our customers to satisfy applicable government requirements.
We are a trusted partner to customers in over 50 countries. We strive to give our customers confidence that their products meet regulatory, safety and effectiveness requirements. With our industry-recognized scientific and technological expertise, we help to ensure the safety of millions of patients and healthcare practitioners around the world. Across our 62 facilities worldwide, we have over 3,000 employees who are dedicated to safety and quality.
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
We also invest in alternative modalities to serve our customers. X-ray irradiation is a process in which products, such as medical devices and labware, are exposed to machine-generated radiation in the form of X-rays for the purpose of sterilization and decontamination. Final qualification is currently underway for a new X-Ray facility adjacent to an existing gamma facility. We are also investing in NO2-based sterilization and other technologies, which have been effective in the sterilization of prefilled syringes, drug-device combination products and custom implants.
Sterilization Applications
Sterigenics primarily provides sterilization services for medical device manufacturers and the pharmaceutical industry and also provides microbial reduction services for the food industry. Additionally, Sterigenics provides various advanced applications for other organizations and companies, including the USPS and semiconductor manufacturers. Our customers determine the sterilization method that meets the needs of their products and requirements of regulators and we deliver sterilization services according to their customer-specific protocols. In most cases, customers are serviced by more than one facility.

•Medical device sterilization. Medical device sterilization is a regulatory requirement in many jurisdictions and an important and last step performed prior to clinical use for many healthcare products such as procedure kits and trays, implants, syringes, catheters, wound care products and medical protective barriers including PPE.
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
Sterigenics Customers
Sterigenics serves more than 2,000 customers in industries ranging from medical device and healthcare products, pharmaceuticals, food and agricultural products as well as advanced commercial materials. We follow extensive validation procedures with our customers to determine the optimal sterilization method for each product and to validate that the chosen method will achieve the sterility requirement for that product. Once a sterilization process has been validated, we adhere to our customers’ process specifications to treat their product.
Sterigenics has achieved high historical customer retention and renewal rates—Sterigenics has 100% renewal rates of its top ten customers for more than five consecutive years, and an average tenure of over a decade with its top 25 customers over the last five years—and minimal customer concentration, as no single customer accounted for more than 10% of our total revenues. We have also introduced innovative, advanced processing systems for outsourced sterilization that are designed to enhance operating efficiencies, improve turnaround times and provide for greater processing flexibility without sacrificing quality, consistency or reliability. More than 90% of Sterigenics’ revenues for the year ended December 31, 2025 were from customers under multi-year contracts.
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
Sterigenics Facilities
With 48 facilities in 13 countries, our global network of sterilization facilities represents a significant competitive advantage. We serve many of our sterilization customers at more than one facility. Our global facility network, built and expanded over several decades, is strategically located convenient to customers’ manufacturing sites and distribution hubs or routes. Extensive capital, technical expertise and regulatory knowledge are required to build and maintain our facilities. We estimate that building a new facility to cost over $50 million and the cost may vary depending on sterilization modality, in addition to requiring extensive and complex licensing approval and regulatory compliance processes.

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
Nordion
Nordion is the leading global provider of Co-60 used in sterilization and irradiation processes for the medical device, pharmaceutical, food safety, and high-performance materials industries, as well as in the treatment of cancer. Co-60 is a radioactive isotope that emits gamma radiation that sterilizes items by killing contaminating micro-organisms. In addition, Nordion is a leading global provider of gamma irradiation systems, which are the units that house the Co-60 sources within a gamma sterilization facility. We estimate that gamma sterilization, which is a critical component of the global infection control supply chain, accounts for approximately 30% of single-use medical device sterilization worldwide. Nordion’s customers include outsourced contract sterilizers, including Sterigenics, medical device manufacturers that sterilize their products in-house and other specialized medical device manufacturers. Approximately 90% of Nordion’s revenues for the year ended December 31, 2025 were from customers under multi-year contracts.
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
The Co-60 production process requires high purity Co-59. Co-59 is produced globally, primarily as a byproduct of nickel and copper mining, and used in a variety of industrial applications. The Co-59 used for sterilization accounts for a small portion of overall Co-59 demand. Co-59 is compressed into “targets,” which are pellets and slugs suitable to be activated into Co-60. These targets are then encapsulated and delivered to be installed in nuclear reactors. Depending on the type of reactor and the location of the Co-59 in the reactor, the conversion process can take between 18 months to five years. Once the conversion to Co-60 is complete, the targets are extracted from the nuclear reactor, often while the reactor is shut down and shipped to Nordion to be processed into Co-60 sources to be sold to customers.
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

We also design, install and maintain gamma irradiation systems, which include radiation shielding, a series of conveyors and control systems that are designed to expose products to the correct gamma radiation dosage in a safe and efficient manner. A gamma irradiation system is the infrastructure that houses the Co-60 sources and makes up a part of a sterilization and warehousing facility. There are over 200 large scale irradiation systems active globally, with over 120 of them built by Nordion. Our installation, physics and engineering teams are comprised of highly trained professionals who provide fast and ongoing technical support from source installation to emergency response.
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
The vertical integration of Nordion and Sterigenics has allowed us to more confidently make meaningful long-term investments to expand Co-60 supply for the medical products sterilization industry. Nordion has partnered with Westinghouse Electric Company to develop technology for production of Co-60 in Pressurized Water reactors, and recently announced that PSEG will be the first utility to produce Co-60 in the U.S. The program has the ability to scale to more reactors in the U.S. and abroad, further increasing the robustness and reliability of the global supply chain. In addition, Nordion has made a significant investment in implementing Co-60 production capability at the Darlington reactors in Ontario, a project which is nearing completion.
Nordion Customers
Nordion primarily serves medical device manufacturers and gamma sterilization service providers. We are integral to our customers’ operations due to highly coordinated and complex installation and service processes that require expertise in handling and shipping radioactive material as well as our deep knowledge of the relevant regulatory and compliance requirements. Customer relationships are typically governed by multi-year supply agreements.
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
Nordion Competition
Nordion’s competitors in Argentina, India and Russia operate primarily in domestic markets, with a smaller portion of their production being exported, usually to countries in close proximity. The competitor in Russia has historically supplied markets in China and Europe, but has faced export challenges in recent years given the current geopolitical situation. These competitors could potentially increase their production capacity in the future, though not without significant capital investment. Nordion also competes indirectly with other developing modalities of sterilization, such as X-ray technology, which uses electricity to generate radiation and therefore does not require Co-60 sources. Nordion’s main competitors in the HSA Co-60 industry include suppliers in China, Sweden and North America that have the capability to produce medical Co-60 sources with cobalt supplied by any of the cobalt-producing countries.
Nordion Facilities
Nordion’s operations are supported by a facility in Kanata, Canada dedicated to processing and shipping cobalt, and a European distribution facility in Milton, United Kingdom.
Lab Testing and Advisory Services
Nelson Labs
Nelson Labs is a global leader in outsourced microbiological and analytical chemistry testing services for the medical device and pharmaceutical industries. Lab testing and advisory services are necessary across the medical device and pharmaceutical product lifecycles to evaluate and ensure the safety and effectiveness of healthcare products. In addition to our testing services, our customers often call upon our experts for technical assistance, regulatory consulting and our advisory services. Nelson Labs is seen as a critical partner for our customers through our delivery of high-quality services, quick testing turnaround times, responsiveness, high-touch support and easy accessibility to our science and service teams.
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
We operate in an industry that requires significant regulatory and specialized scientific expertise. At a minimum, providers must maintain the proper certifications and accreditations from key regulatory and accreditation bodies, as well as obtain qualification by each customer as a “qualified supplier,” which is often required at the corporate level and at each of the customer’s operating sites. We employ approximately 600 scientists, technicians and service specialists, creating a substantial competitive advantage in terms of expertise. Our experts serve in predominant roles on a number of standards writing organizations, including the United States Pharmacopeia, Association for the Advancement of Medical Instrumentation, American Society of Testing and Materials and the ISO. We have established credibility and trust with regulators and standards writing organizations which helps us educate customers about the continually changing testing requirements in a complex and evolving regulatory landscape. Our regulatory and scientific expertise in laboratory testing allows us to serve as a thought leader within the industry and provide high-quality service to our customers.
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
Nelson Labs Customers
Nelson Labs serves approximately 3,000 customers, including many leading medical device manufacturers and pharmaceutical companies. We have recurring and stable customer relationships and benefit from minimal customer concentration, as no single customer accounted for more than 10% of our total revenues.
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
Human Capital Resources
One of our values is People. We value a global team that is talented, experienced, inclusive, respectful, passionate and collaborative. Our human capital strategy is aligned with our business strategy and priorities and focuses on developing and delivering global solutions to attract, develop, engage and retain top talent. On an annual basis, we review our employees to assess performance and leadership potential. We also create succession plans and individual development plans to ensure we have the team needed for the future. As of December 31, 2025, we employed over 3,000 employees worldwide. Certain of our employees, primarily outside of the United States, are represented by labor unions or work councils and are negotiating or working under collective bargaining or similar agreements, some of which are subject to periodic renegotiation. One labor union within the United States, representing approximately 40 employees, is covered under a collective bargaining agreement.
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
Governmental Regulation and Environmental Matters
We are subject to environmental, health and safety laws and regulations in the jurisdictions in which we operate, including laws, regulations and permit requirements with respect to our use of Co-60, EO and E-beam. These requirements limit emissions of, and the exposure of workers to, gamma radiation and EO. Nordion’s Kanata facility is licensed as a Class 1B nuclear facility in Canada, regulated by the Canadian Nuclear Safety Commission (“CNSC”), and is audited across various dimensions of this license on an annual basis. Our Nuclear Substance Processing Facility Operating license, CNSC Export license and CNSC Device servicing licenses for our Kanata facility were renewed in September 2025 for a 25-year period. In addition to the nuclear aspect of our products, many of the products that we process are medical devices directed for human use or products used in the manufacture of medical devices that are directed for human use. Our facilities hold various ISO certifications including ISO 9001, 13485, 14001, 45001 and ISO 17025. We have device, facility, and specific product registrations with North American (Health Canada and the Food and Drug Administration (“FDA”) and European Drug and Device health regulators. These regulators exert oversight through requirements for product registration and direct inspection of our operations.
Additionally, our operations in the United States and the majority of our facilities outside the United States (to the extent we are processing or testing a product that will end up in the U.S. market) are regulated by the FDA. We are also regulated by other health regulatory authorities in other countries. Specifically, these operations include some of our sterilization and product testing activities that may constitute “manufacturing” activities and are therefore subject to FDA requirements. These requirements include site, contract drug manufacturer and supplier of active pharmaceutical ingredients registration and listing and manufacturing requirements. Regulations issued by the Occupational Safety and Health Administration (“OSHA”), the U.S. Nuclear Regulatory Commission (“NRC”) and other agencies also require that equipment used at our facilities be designed and operated in a manner that is safe and with proper safety precautions and practices when handling, monitoring and storing EO and Co-60.
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
EO Regulatory Overview
In addition to general environmental laws and regulations, EO facilities and the EO sterilization process are subject to specific regulatory requirements under federal laws in the United States and the laws of the countries in which we operate, including European Union regulations. These additional regulations include specific requirements for permissible employee exposure limits, process safety programs, approved EO containers and their transportation, facility security, quality system programs, emission control systems and emission limits and products allowed to be treated with EO. Some state and local governments have additional environmental laws, stricter regulations or other requirements, including permitting programs that set forth operational parameters for EO sterilization facilities. In the United States, OSHA regulations limit worker exposure to EO. The use of EO for the reduction of bioburden on or sterilization of an approved list of products, including medical devices, pharmaceutical products, spices, and cosmetics is regulated by the U.S. Environmental Protection Agency (“U.S. EPA”) under the Clean Air Act (“CAA”) and the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). In addition, FDA regulations dictate the acceptable amount of EO residue on different types of EO-processed products. Most other countries in which we operate have similar EH&S and worker exposure regulations.
Our EO sterilization facilities evacuate EO from the sterilization chambers and aeration rooms in a manner designed to meet applicable regulatory requirements in the jurisdictions in which we operate. Most countries in which we operate have varying emission control requirements for EO emissions from our facilities. We are investing in additional controls on EO emissions at our facilities to meet or exceed current and expected future regulatory requirements and further reduce facility emissions. In the United States, our supplier maintains FIFRA registrations for EO as a medical device sterilant for users of EO across the United States. On March 14, 2024, the U.S. EPA announced final rules under the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) to govern EO sterilization facilities in the United States. The final regulation requires EO sterilization facilities to implement additional air pollution technologies, practices and procedures designed to further reduce EO emissions. For facilities like ours, the final NESHAP regulation imposes new requirements such as higher efficiencies for EO emission controls, implementation of permanent total enclosure capture technology, and use of continuous emissions monitoring systems (“CEMS”). The revised final NESHAP regulation generally allows two years for compliance. On March 12, 2025, the U.S. EPA announced that it was reconsidering the NESHAP regulation applicable to commercial sterilizers. On July 17, 2025, the White House issued a CAA proclamation providing a two-year exemption for certain sterilization facilities to allow time to obtain and install new control technology and implement required changes. Although our facilities were granted this exemption, we continue progressing certain changes to our facilities to comply with the final NESHAP EO sterilizer regulation. Additionally, a complaint was filed in January 2026 in the U.S. District Court for the District of Columbia against the President, U.S. EPA and the U.S. EPA Administrator seeking injunctive relief that would, if granted, invalidate the exemption and therefore require our facilities to comply with the original timeframe.
In January 2025, the U.S. EPA announced its final Interim Decision (“ID”) under FIFRA relating to the registration of EO for medical device sterilization. Over the next one to ten years, the FIFRA ID requires users of EO, including EO sterilization facilities like ours in the United States, to reach and maintain reduced employee exposure levels of EO; implement heightened worker protection practices, particularly in those areas of sterilization facilities where workers do not regularly wear respiratory protective equipment; and implement further facility design, increased employee exposure monitoring, additional indoor EO monitoring practices, sterilization cycle concentration limits, and other worker protection and training practices.
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
Each of our EO sterilization facilities utilizes a variety of control technologies (including wet scrubbers, catalytic oxidizers and dry bed scrubbers) to control emissions, and we are investing in additional control features to further reduce emissions. For 2026, we expect capital expenditures of approximately $51 million related to environmental facility enhancements across all facilities within our business, and we anticipate continuing to invest in environmental facility enhancements in the future. We consistently meet or exceed regulatory emissions control requirements, although we have periodically experienced isolated instances of emissions exceeding applicable standards or other non-compliance, none of which we believe were material. We expect to be able to satisfy any changes to applicable regulatory requirements as they evolve and are committed to doing so, although there can be no assurance that we will always be able to meet new regulatory requirements.

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
Our Nordion segment operates through our subsidiary Nordion (Canada) Inc. in Canada and REVISS Services in the United Kingdom. Through Nordion, we are subject to additional Canadian regulations, including Transport Canada regulations for the Transportation of Dangerous Goods, CNSC regulations for General Nuclear Safety and Controls, Health Canada requirements for drugs and devices and CNSC and Canadian Department of Foreign Affairs and International Trade requirements for import and export.
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
Item 1A. Risk Factors
We describe below certain risks that could adversely affect our business, prospects, financial condition or results of operations. While we believe we have identified and discussed below the key risks affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, results of operations, cash flow, liquidity or financial condition in the future. These risk factors may change from time to time and may be amended, supplemented or superseded by updates to the risk factors contained in our future periodic reports, Quarterly Reports on Form 10-Q and reports on other forms we file with the SEC. All forward-looking statements about our future results of operations or other matters made by us in this Annual Report on Form 10-K as well as our consolidated financial statements and notes, and in our subsequently filed or furnished reports with the SEC, as well as in our press releases and other public communications, are qualified by the risks described below.

Risk Factor Summary
Our business operations are subject to numerous risks, factors and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including the following:
•a disruption in the availability or supply of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of geopolitical instability and/or sanctions against Russia by the United States, Canada, the United Kingdom and/or the European Union, or sanctions by Russia against those countries;
•fluctuations in foreign currency exchange rates;
•evolving changes in environmental, health and safety regulations;
•health and safety risks associated with the use, storage, transportation and disposal of potentially hazardous materials, such as EO and Co-60;
•the impact and outcome of current and future legal proceedings and liability claims, including litigation related to the use, emissions and releases of EO from our current and former EO sterilization facilities, and the possibility that other claims will be made in the future;
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
•business continuity hazards, including supply chain disruptions, federal government shutdowns, and other risks associated with our operations;
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
•cybersecurity incidents, unauthorized data disclosures, and our dependence on IT systems;
•the risks associated with the introduction of AI technology;
•an inability to pursue strategic transactions, find suitable acquisition targets, or integrate strategic acquisitions into our business successfully;
•our ability to maintain effective internal control over financial reporting;
•our reliance on intellectual property rights to maintain our competitive position and the risk of claims from third parties that we have infringed or misappropriated, or are infringing or misappropriating, their intellectual property rights;
•our ability to comply with rapidly evolving data privacy and security laws and regulations in various jurisdictions and any ineffective compliance efforts with such laws and regulations;
•our ability to maintain profitability in future periods;
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

•our significant degree of leverage and how this leverage could adversely affect our ability to raise additional capital, limit our ability to react to challenges facing our Company or broader changes in our industry or the economy, limit our flexibility in operating our business through restrictions contained in our debt agreements and/or prevent us from meeting our obligations under our existing and future indebtedness; and
•the control that certain investment funds and entities affiliated with Warburg Pincus and GTCR, which we refer to collectively as the “Sponsors,” continue to have over us.
Risks Related to the Company
We depend on a limited number of counterparties to provide the materials and resources we need to operate our business. Any disruption in the availability of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of geopolitical instability or sanctions against Russia by the United States, Canada, the United Kingdom and/or the European Union, or sanctions by Russia against those countries, may have a material adverse effect on our operating results.
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
We source a substantial portion of our Co-60 supply from three nuclear reactor operators and six reactor sites in Canada and Russia under contracts that extend to between 2026 and 2064. See Item 1, “Business—Our Businesses—Sterilization Services—Nordion—Nuclear Reactor Operators.” If there is a decrease in output from any of these reactors (including as a result of a natural disaster, war, geopolitical instability or other adverse occurrence), the counterparties fail to perform under their agreements with us or decline to enter into renewal contracts with us for our future supply needs and we are unable to obtain supply from other sources, or if such sources begin to compete with us in one or more geographies, this could have a material adverse effect on our business. In addition, a number of reactors that have the capacity to generate Co-60 are government owned. Priorities of governments can change. Shutdowns of government owned reactors in the past have decreased the availability of Co-60 and potential shutdowns in the future could decrease the availability of Co-60, which could have a material adverse effect on our business, prospects, financial condition or results of operations.
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
Expanded sanctions could target additional government- and privately-owned operations in Russia, including nuclear reactor operators, banks and logistics providers, and these expanded sanctions could prevent us from doing business with them. For example, certain banks through which our suppliers have been paid in the past have been sanctioned and there is no assurance the suppliers will be able to continue to find new, unsanctioned banking relationships in the future. Moreover, sanctions on products and materials imported from and exported to Russia have disrupted the logistics required to import Co-60 from Russia, requiring us, our logistics providers (including the single ocean carrier that is presently licensed to carry radioactive goods from Russia to North America) and insurers to seek licenses that will come up for renewal in 2026 and 2027. There are also various Canadian CNSC and Global Affairs Canada licenses for export and import of Canadian Co-59 “targets,” such as cobalt pellets and slugs, that require renewal on a routine basis. Although these other licenses were historically required as part of control of the nuclear industry and are not related to the increased sanction frameworks, an inability to obtain these licenses would impact future supply. CNSC licenses for the imports and exports related to the targets expire in 2028. If present or future sanctions against Russia directly or indirectly impede the shipment of Co-60 from Russia to North America or targets from North America to Russia, if we or our logistics providers are unable to secure or renew licenses under existing or future sanctions, if we are unable to identify international logistics providers needed for the supply of Co-60 or if Russia responds with further countersanctions, it may generally become more difficult to do business with Russian entities, which could have a material adverse effect on our business, prospects, financial condition or results of operations.
We may be subject to evolving changes in environmental, health and safety regulations, which may negatively impact our business.
Federal, state, local and international authorities regulate operations within our three business units, including the operation of our gamma irradiation, E-beam, X-ray, and EO sterilization facilities, as well as the operations of our customers. If the regulators that govern our operations or the operations of our customers were to institute restrictive or onerous policies or regulations that increase our costs or change the preferences or requirements of our customers or suppliers, demand for and the timely and cost-effective availability of our products and services may be materially affected.
Additionally, certain regulators, including the FDA, have started initiatives to encourage development of sterilization alternatives to EO processing. For example, the FDA approved vaporized hydrogen peroxide as a Category-A sterilization methodology in 2024. We have taken part in some of these initiatives. We have also made proactive, voluntary investments to enhance the emissions controls and employee protections within our EO facilities. Still, new regulations or changes to existing or expected regulations may require additional investments in new emissions control or employee protection technology or otherwise increase the cost of our gamma irradiation or EO processing. See related Risk Factor “—We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive certain permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may impact our revenues, profitability, financial condition or value. We may face liability and reputational risks even if we comply with all laws and regulations.” Reconfiguring a gamma irradiation or EO sterilization facility so that it is suitable for a different sterilization technology, in response to changes in demand, regulations or other factors, would require significant capital investment and require us to suspend operations at the affected facility during the conversion. Any of the foregoing could have a material adverse effect on our business, prospects, financial condition or results of operations.
Safety risks associated with the use, storage, transportation and disposal of potentially hazardous materials, such as EO and Co-60, may result in accidents or liabilities that materially affect our results of operations.
EO is flammable and explosive under certain conditions. Despite our extensive safety measures, a fire or explosion could occur at a sterilization facility where we use EO, which could interrupt our normal operations and result in facility closures, workplace and other injuries, property damage, or otherwise adversely affect our business.
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
Any incident at or emission from any of our EO, gamma or lab facilities that causes harm to workers or people who live, work, attend school or otherwise spend significant amounts of time near our facilities, or the interruption of normal operations at our facilities, could result in claims against us and, if those claims are successful, substantial liability to us. We are currently the subject of lawsuits alleging that the use, emissions and releases of EO from certain of our current and former facilities have resulted in toxicological or health-related impacts on the environment and members of the communities that surround these facilities. We deny these allegations. We have also from time to time been involved with workers’ compensation claims relating to potentially hazardous materials. We may be subject to similar claims in the future, and one or more adverse judgments could result in significant liability for us and have a material adverse effect on our business, financial condition and results of operations. See related Risk Factors “—We are currently defending certain litigation, and we are likely to be subject to additional litigation in the future” and “—Potential health risks associated with the use of EO may subject us to future liability claims and associated adverse effects.”
Nordion contracts for the activation of Co-59 “targets,” such as cobalt pellets and slugs, into Co-60 in certain nuclear reactors in Canada and Russia. Our Co-59 targets (and in Canada, our adjuster rods provided to us by a supplier) function as part of the reactors’ reactivity control systems. While national laws or international conventions generally channel liability for nuclear incidents exclusively to reactor operators, equipment suppliers nevertheless could be subject to lawsuits for damage to the nuclear installation or damages from a nuclear incident that were alleged to have been caused intentionally. While we make efforts to protect our interests through contractual provisions, quality assurance programs and the nature of our commercial relationships, there is no assurance that any of these measures or liability channeling laws or conventions will always prove effective in shielding us from liability, and any such liability or consequences could have a material adverse impact on our business, results of operations and financial condition.
We currently carry pollution liability insurance for all our facilities and related operations and liability insurance, including from third party bodily injury or property damage allegedly arising from the storage, use, transportation or accident involving Co-60 sources in our operations. But this insurance may not cover all risks associated with the potential hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies. Additionally, our insurance for future alleged environmental liabilities excludes coverage for EO claims. Our ability to increase pollution liability insurance limits or replace any policies upon their expiration without exclusions for claims related to alleged EO exposure has been adversely impacted by claims against us, including pending claims alleging that the use, emissions and releases of EO from certain of our facilities have resulted in toxicological or health-related impacts on the environment and members of the communities that surround these facilities. To the extent any pollution liability is not covered by our insurance or able to be recovered from other parties, our business, financial condition or results of operations could be materially adversely affected.
Potential health risks associated with the use of EO may subject us to future liability claims and associated adverse effects.
Potential health risks associated with exposure to EO subject us to the risk of liability claims being made against us by workers, contractors, employees of our customers and individuals who have resided, worked, attended school or otherwise spent time within miles of our EO sterilization facilities. Assessments of the potential health risks of exposure to EO have evolved over time. For example, although EO is present in the environment from a variety of sources and naturally produced by the human body, the U.S. EPA has identified a potential for increased risk of certain cancers from exposure to EO emitted from sterilization facilities. In 2016, the U.S. EPA published its Integrated Risk Information System toxicity assessment of EO (the “2016 IRIS Assessment”), and, since 2018, the U.S. EPA has published National Air Toxics Assessments, which have been succeeded by Air Toxics Screening Assessments. These assessments have used the 2016 IRIS Assessment and other data to identify EO as a potential cancer concern in several areas across the country, including areas surrounding certain of our current and former EO sterilization facilities in the United States. Although we and other organizations disagree with the U.S. EPA’s assessments of the carcinogenic potency of EO, Sterigenics’ facilities and other EO facilities could continue to be the subject of unfavorable air quality assessments, regulations and other initiatives as risk assessments of EO continue to evolve. We can give no assurance as to the impact of such EO risk or air quality assessments on our business, prospects, financial condition, litigation and regulatory risks or results of operations. See related Risk Factor “—We are subject to extensive regulatory requirements and routine regulatory audits in our operations. We must receive certain permits, licenses and/or regulatory clearance or approval for our operations. Compliance with these regulations is costly, and failure to comply with all laws and regulations or to receive or maintain permits, licenses, clearances or approvals may impact our revenues, profitability, financial condition or value. We may face liability and reputational risks even if we comply with all laws and regulations.”
We are currently subject to lawsuits in California, Georgia, Illinois and New Mexico alleging personal injury, property devaluation and other claims related to the use, emissions and releases of EO from our facilities. Additional EO lawsuits have been threatened and may be filed in the future relating to our EO facilities in the United States. These threats of additional EO lawsuits are comparable to threats that have similarly been made against other companies within our industry. We deny these allegations against us and our subsidiaries. See related Risk Factor “—We are currently defending certain litigation, and we are likely to be subject to additional litigation in the future,” Item 3, “Legal Proceedings” and Note 19, “Commitments and Contingencies,” to our consolidated financial statements. We may be subject to other claims by private plaintiffs and/or state or local governments and/or agencies in the future relating to our current or former facilities. In addition, we have encountered and may continue to encounter resistance, protests or other actions in communities where our existing facilities are located or where we seek to establish or expand facilities based on perceptions within these communities of the risks associated with exposure to EO. Publicity regarding community resistance to EO facilities may also have other adverse impacts, including damage to our reputation and public pressure against our facilities that may affect our ability to conduct our business.

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
Our business exposes us to significant potential risk from lawsuits, investigations and other legal proceedings. We are currently pursuing and defending various proceedings and will likely be subject to additional proceedings in the future, including potential litigation regarding the products and services we provide or which we or our predecessors have provided. As detailed in Note 19, “Commitments and Contingencies,” to our consolidated financial statements under the heading “Ethylene Oxide Tort Litigation,” we are currently subject to lawsuits in California, Georgia and Illinois brought by private plaintiffs and, in New Mexico, a government entity, alleging personal injury, property devaluation and other claims related to our use, emissions and releases of EO. Additional EO lawsuits have been threatened and may be filed in the future relating to our EO facilities in the United States; these threats of additional EO lawsuits are comparable to threats that have similarly been made against other companies within our industry.
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
The financial impact of litigation, particularly mass action lawsuits, is difficult to assess or quantify. The outcomes of jury trials are unpredictable, and a judgment entered or settlement reached in one case is not representative of the outcome of other seemingly comparable cases. If we are the subject of future lawsuits, regardless of the merits of the claims at issue or the ultimate outcome of a case, any litigation could be costly to defend, result in an increase of our insurance premiums, and exhaust any available insurance coverage. Claims against us that result in entry of a judgment, that we settle that are not covered or not sufficiently covered by insurance policies, or that fall within retained liability under our policies, could have a material adverse impact on our business, prospects, financial condition or results of operations. Our current environmental liability insurance does not cover claims related to EO. Even where we have coverage under prior or existing policies for claims brought against us, our insurance may not be adequate to cover all potential liabilities and losses arising from those claims, and we have significant self-insured retention amounts, which we would have to pay in full before obtaining any insurance proceeds. Additionally, even where a claim should be covered by insurance, an insurer might refuse coverage. To the extent our insurance coverage is inadequate, and we are not successful in identifying additional coverage for such claims, we would have to pay any costs or losses in excess of policy limits, including costs to defend such claims, and the amount of any settlement or judgment. Any settlement or judgment against us arising out of pending or future claims related to EO would likely exceed any insurance recoveries available to us and could have a material adverse effect on our business, prospects, financial condition or results of operations. See Note 19, “Commitments and Contingencies,” to our consolidated financial statements for more detail on our pending litigation.
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

As described elsewhere in Note 19, “Commitments and Contingencies,” to our consolidated financial statements under the heading “Ethylene Oxide Tort Litigation,” we are subject to tort lawsuits alleging injuries caused by our use of EO and low-level environmental exposure to EO emissions and releases from certain of our sterilization facilities. Trials were conducted in the Circuit Court of Cook County, Illinois in late 2022 in two individual cases related to our former facility in Willowbrook, Illinois. The first trial resulted in a verdict for the plaintiff and a judgment of $358.7 million (including $320 million in punitive damages) against Sterigenics U.S., LLC and Sotera Health LLC (the “Defendant Subsidiaries”). Two months later, the second trial resulted in a verdict for the Defendant Subsidiaries.
In January 2023, the Defendant Subsidiaries entered into binding term sheets that provided an agreed path to pay $408.0 million to settle over 880 claims related to our former facility in Willowbrook, Illinois, including the claim of the plaintiff in the first trial. The settlement was finalized in June 2023. In April 2025, the Defendant Subsidiaries entered into binding term sheets to pay $30.9 million to resolve 97 claims, including claimants with pending lawsuits and claimants who asserted claims but had yet to file lawsuits. The settlement was finalized in September 2025. In July 2025, the Defendant Subsidiaries entered into binding term sheets to pay $34.0 million to resolve 129 additional claims, including those of claimants with pending lawsuits and claimants who asserted claims but had yet to file lawsuits. That settlement was finalized in February 2026. In addition, in December 2025, the Defendant Subsidiaries settled with the remaining plaintiff to opt-out of the January 2023 settlement.
In October 2023, the Defendant Subsidiaries entered into binding term sheets to pay $35 million to resolve 79 claims related to the Atlanta, Georgia facility. The settlement was finalized in January 2024. Approximately 450 personal injury claims and 305 property devaluation claims related to the Atlanta facility, as well as a lawsuit in which employees of a sterilization customer of Sterigenics allege they were injured while working at the customer’s distribution facility by exposure to residual EO allegedly emanating from products of the customer that had been sterilized by Sterigenics, remain pending in Cobb County, Georgia.
We continue to believe that the EO-related claims are without merit and intend to vigorously defend the remaining EO cases and any future EO cases. We do not believe the damages awarded in the first trial in Illinois are predictive of potential future damage awards in the other EO tort cases, or that the settlement amounts reflected in the Willowbrook or Atlanta settlements described above are predictive of potential future settlements, but there can be no assurance that any cases proceeding to trial will not result in significant judgments adverse to us, the Defendant Subsidiaries or other subsidiaries and future settlements of EO cases are reasonably possible. In the event we or our subsidiaries receive one or more additional adverse judgments in any EO tort case(s), we or our subsidiaries may be required to post security, such as an appellate bond, of a significant amount to stay those judgments through the appeals process.
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
In addition, an event of default under the Senior Secured Credit Facilities (as defined below) and the Indenture (as defined below) would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of the greater of (i) $162.6 million or (ii) 30.0% of consolidated EBITDA or LTM EBITDA (as defined in the Credit Agreement (as defined below) and the Indenture, respectively) and the judgments were not stayed or remained undischarged for a period of 60 consecutive days. Thus, if we or our subsidiaries are unable to meet collateral requirements to post an appellate bond to stay the enforceability of a judgment, absent judicial relief, we may be required to negotiate with our current lenders to avert a default under our senior secured credit facilities and the success of such negotiations cannot be assured.
Allegations of our failure to properly perform our services may expose us to potential product liability claims, recalls, penalties and reputational harm or could otherwise cause a material adverse effect on our business.
We face the risk of financial exposure to product and other liability claims alleging that our failure to adequately perform our services resulted in adverse effects, including product recalls or seizures, adverse publicity and safety alerts. In our Sterigenics business, for example, while our customers are generally responsible for determining the cycle parameters (the levels of temperature, humidity and EO concentration to which products are exposed during the sterilization process and the duration of such exposure) or dosage specifications (the amount of gamma or E-beam irradiation to which products are exposed) for their products, we are required to certify that such cycle or dosage parameters were achieved. If we fail to process a customer’s product in accordance with the cycle parameters, dosage specifications or testing requirements prescribed by the customer, our standard contract requires us to inform our customer of the nonconformance, to reprocess or retest the product if that is a feasible alternative and to reimburse the customer (subject to a maximum) for the cost of any products that are damaged as a result of the nonconformance. We could be held liable for personal injury, contractual or other damages that are alleged to result from improper or incorrect processing, cycle parameters or dosage specifications, testing or product damage. Even where processing occurred within cycle parameters, we have faced and may face future claims resulting from processing. In our Nelson Labs business, if we fail to perform our services in accordance with regulatory requirements for medical products, regulatory authorities may take action against us or our customers. Regulatory authorities may disqualify certain analyses from consideration in connection with marketing authorizations, which could result in our customers not being able to rely on our services in connection with their submissions, may subject our customers to additional studies or testing and delays in the development or authorization process, and may lead our customers to take actions such as terminating their contracts with us. We could also face claims that we performed erroneous or out-of-specification testing or data integrity complaints, any of which could require retesting and result in personal injury claims or claims of economic or other loss.
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
Although we maintain product and professional liability insurance coverage in amounts we believe are customary for a company of our size, there can be no assurance that this level of coverage is adequate or that we will be able to continue to maintain our existing insurance or obtain comparable insurance at a reasonable cost, if at all. In addition, insurance coverage is subject to exclusions, which change from time to time based on industry developments. For example, our current product and professional liability insurance does not cover matters related to EO emissions. A product recall or seizure or a partially or completely uninsured judgment against us could have a material adverse effect on our business, prospects, financial condition or results of operations.
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
Our industry is characterized by evolving regulations, and our operations are subject to extensive regulation in the United States and other countries where we do business. We are regulated by national and local agencies with jurisdiction over a number of areas directly or indirectly related to our businesses, including environmental, nuclear safety, homeland or national security, worker safety and health, food, drug and device manufacturing, fire protection, research, marketing, transportation, drug enforcement (governing the handling of controlled substances), protection against infectious diseases and pathogens and agriculture, fish and wildlife. These laws and regulations regulate our use of potentially hazardous materials, such as EO, Co-60, E-beam, and X-ray, and can require us to carefully manage, control emissions of and/or limit human exposure to, these materials. For example, OSHA and U.S. EPA regulations and similar laws in other jurisdictions limit worker exposure to EO. In addition, FDA and comparable foreign regulations dictate the acceptable amount of EO residue on different types of sterilized products. In most jurisdictions, we are required to maintain and operate pollution control equipment to minimize emissions and releases of EO. Regulations issued by OSHA, the NRC and other agencies also require that equipment used at our facilities be designed and operated in a manner that is safe.
In the United States, the use of EO for medical device sterilization is regulated by the U.S. EPA under the CAA and FIFRA. Our supplier maintains a FIFRA registration for the EO they sell in the United States that is used to sterilize or reduce the viable microorganisms on a listed group of products, including medical devices, pharmaceutical products, cosmetics and spice products.
In March 2024, the U.S. EPA announced final rules under the National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) to govern EO sterilization facilities in the United States, and on April 5, 2024, the final NESHAP regulation became effective. The final regulation requires EO sterilization facilities to implement additional air pollution technologies, practices and procedures designed to further reduce EO emissions. For facilities like ours, the final NESHAP regulation imposes new requirements such as higher efficiencies for EO emission controls, implementation of permanent total enclosure capture technology, and use of CEMS. The revised final NESHAP regulation generally allows two years for compliance. On March 12, 2025, the U.S. EPA announced that it was reconsidering the NESHAP regulation applicable to commercial sterilizers. On July 17, 2025, the White House issued a CAA proclamation providing a two-year exemption for certain sterilization facilities to allow time to obtain and install new control technology and implement required changes. Although our operations are covered by this exemption, we continue progressing certain changes to our facilities to comply with the final NESHAP EO sterilizer regulation. Additionally, a complaint was filed in January 2026 in the U.S. District Court for the District of Columbia against the President, U.S. EPA and the U.S. EPA Administrator seeking injunctive relief that would, if granted, invalidate the exemption and therefore require our facilities to comply with the original timeframe.
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
We believe that our investments in emission control enhancements and employee protection at our EO facilities have positioned us to be able to comply with the updated NESHAP and FIFRA ID requirements within the timeframes specified by the final rules or regulatory exemptions received, but the requirements of the final rules represent significant changes from historical requirements and are challenging for existing EO sterilization facilities like ours, and therefore we cannot provide certainty that we will be able to comply with the requirements of the final rules at our EO facilities within the time required. Compliance with the final NESHAP and FIFRA ID may ultimately require additional facility modifications, capital expenditures and operational costs beyond what the Company is presently anticipating.
The U.S. EPA has engaged in additional regulatory activities relating to EO emissions that could trigger additional community concerns and litigation regarding EO that could cause us to incur material defense costs, could result in diversion of management resources, and potentially could cause us to incur material liability or settlement costs or have other adverse effects on our business, financial condition, or operations. For example, in recent years, the U.S. EPA has conducted outreach sessions in communities located near commercial EO sterilization facilities. Such community outreach sessions have in the past, and may in the future, create community concerns and increase the risk of litigation near commercial EO sterilization facilities, including ours, notwithstanding facility compliance with applicable rules and control of emissions beyond the requirements of applicable rules.
State and local authorities, including California and the South Coast Air Quality Management District (“SCAQMD”) in Southern California, are also conducting community outreach sessions relating to EO commercial sterilization facilities. SCAQMD also adopted new regulations for EO sterilization facilities in December 2023, which required new compliance actions by September 2025. In 2024, SCAQMD published a new health risk assessment and conducted community meetings about risks related to EO emissions from Sterigenics facilities in Vernon, California, and is expected in early 2026 to do the same related to the Sterigenics facility in Ontario, California. The European Union has also been reviewing current regulations for the use of EO in EO sterilization facilities and has decided that EO as a sterilizing agent for medical devices will fall under the scope of the European Union Medical Devices Regulation, which may impose new and different regulatory requirements for the use of EO in the European Union. We expect to incur capital costs for enhancements to our equipment and to implement process automation and emission control enhancements to comply with these and other evolving requirements, and we cannot provide assurance that we will be able to timely meet all requirements. If future regulations differ from our current expectations, they may require additional modifications and capital costs beyond what we have budgeted for, which could be material. New standards for commercial EO sterilization, such as the new U.S. EPA standards based on the 2016 IRIS Assessment, could also make it more difficult and expensive to raise capital for future investments in EO sterilization facilities.
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

Additionally, our operations in the United States and the majority of our facilities outside the United States (to the extent we are processing a product in that facility, or providing lab services related to a product, that may end up in the U.S. market) are regulated by the FDA. We are also regulated by other health regulatory authorities in other countries. Specifically, these operations include some of our sterilization and product testing activities that may constitute as “manufacturing” activities and are therefore subject to FDA requirements. From time to time, the FDA issues Form 483 findings related to our operations and may issue warning letters or take other administrative or enforcement actions for noncompliance with FDA laws and regulations. The issues raised by such warning letters and related administrative actions require significant resources and time to correct. Failure to comply with regulatory requirements could have a material adverse effect on our business.
To the extent Nordion ceases to operate its facility in Kanata, Canada in the future, Nordion will be responsible for the radiological decommissioning of such facility, including in respect of the portion leased by BWX Technologies, Inc. in connection with its 2018 acquisition of the Medical Isotopes business to the extent any contamination precedes such transaction. In addition, if Sterigenics in the future ceases operating any of its irradiation facilities, it will be responsible for decommissioning costs in respect of such facilities. We currently provide financial assurance for approximately $50.3 million of such decommissioning liabilities in the aggregate in the form of letters of credit, surety bonds or other surety. Such potential decommissioning liabilities may be greater than currently estimated if additional irradiation facilities are licensed, unexpected radioactive contamination of those facilities occur, regulatory requirements change, waste volume increases, or decommissioning cost factors such as waste disposal costs increase.
See Item 1, “Business—Governmental Regulation and Environmental Matters” for more information on the regulatory requirements of our businesses. Compliance with these regulations, our own voluntary programs that relate to maintaining the safety of our employees and facilities as well as the environment, and the safety and competitiveness of our equipment, systems and facilities, may be difficult, burdensome or expensive. Any changes in these regulations, or the interpretation of such regulations or our customers’ perception of such changes could require us to make adaptations that may subject us to additional costs, and ultimate costs and the timing of such costs may be difficult to accurately predict and could be material. Regulatory agencies may refuse to grant approval or clearance or may require the provision of additional data, and regulatory processes may be time consuming and costly, and their outcome may be uncertain in some of the countries in which we operate. Failure to secure renewal of permits or tightening of restrictions within our existing permits could have a material adverse effect on our business or cause us to incur material expenses. Regulatory agencies may also change policies, adopt additional regulations or revise existing regulations, each of which could impact our ability to provide our services or increase our costs. Additionally, local regulatory authorities may change the way in which they interpret and apply local regulations. For example, in the past, officials stopped operations at one of our facilities purportedly to review our fire and building code status and certificate of occupancy and we were required to initiate and prevail in litigation to establish that we were entitled to continue to operate our facility.
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
Our products, supplies and by-products are transported through a combination of ground, sea, and air transport. Co-60 and EO are radioactive and potentially combustible, respectively, and must be handled carefully and in accordance with applicable laws and regulations. An incident in the transportation of our raw materials, products and by-products or our failure to comply with laws and regulations applicable to the transfer of such products could lead to injuries or significant property damage, regulatory repercussions or difficulties fulfilling our obligations to our customers, any of which could have a material adverse effect on our business, prospects, financial condition or results of operations.
Our EO and Co-60 raw materials are potentially hazardous, and we are therefore subject to stringent requirements to secure these materials from theft or other unauthorized uses. If our failure to adequately secure these materials leads to them being stolen or materially damaged, our licenses to operate could be suspended, resulting in a material adverse effect to our business, prospects, financial condition or results of operations. Any such incident could also have legal consequences, such as fines and penalties for violations of regulatory requirements and/or lawsuits for personal injuries, property damage or diminution or other claims that could result in substantial liability to us. Additionally, loss of control of Co-60 sources by a customer could result in contamination and significant public health consequences.
Industry trends could impact the demand for our products and services and could have a material adverse effect on our business.
Industry trends that affect medical device, pharmaceutical or biotechnology companies could affect our business. The medical device industry is characterized by frequent product development and technological advances, which may reduce demand for our sterilizing and testing services if our existing services no longer meet our customers’ requirements. Any significant decrease in life science research and development expenditures by medical device, pharmaceutical or biotechnology companies, including as a result of a general economic slowdown, could in turn impact the volumes of medical products that require sterilization or lab testing services. Future demand for Co-60 or our sterilization services could also be adversely impacted by changes to preferred sterilization modalities. For example, while X-ray has yet to be widely adopted as a method of sterilization, X-ray could be adopted as an alternative to Co-60 gamma irradiation in the future because of potential concerns about the cost or availability of Co-60 or the perceived benefits of X-ray. In addition, government agencies may encourage the development of X-ray to mitigate potential risks to the supply of Co-60 or to try to reduce access to radioactive material in particular areas, which could have an adverse impact on our business.
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
If changes in healthcare regulations or other developments in the healthcare industry, including concerns around single-use medical devices were to lead to a material reduction in medical procedures or use of medical devices, demand for our services could be adversely affected. For more information, see Risk Factor “— Severe health events or environmental events, including impacts from climate change, and natural disasters, could have material adverse effects on our business, financial condition and results of operations.” Demand for our products and services may also be affected by changes from time to time in the laws and regulations that govern our operations and industry, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which in turn may impact industry trends. New regulatory requirements could lead to changes in the medical device industry and the behavior of our customers that are difficult to predict but could have a material adverse effect on our business, prospects, financial condition or results of operations. Further, if any significant disposal restrictions or requirements are imposed that materially increase the cost or administrative burden of the disposal process for single-use medical devices, hospitals and other end-users of such devices might decrease their use of such devices in favor of reusable medical products, which would decrease the demand for our services, which could in turn have a material adverse effect on our business, prospects, financial condition or results of operations.
Our business is highly competitive, and if we fail to compete successfully, our business, prospects, financial condition or results of operations may be materially adversely affected.
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
Our aggregate direct input costs, including labor, raw materials and energy, represent a significant portion of our cost of revenues. We have experienced and may continue to experience, volatility and increases in the price of certain of these costs as a result of global market and supply chain disruptions, as well as the broader inflationary environment. Additionally, the cost of energy for some of our facilities is regulated, and we are required to work with the local utility provider, which prevents us from contracting for a lower rate or seeking an alternate supplier. Although we have attempted, and will continue to attempt, to match increases in the prices of labor, direct materials or energy with corresponding increases in prices for our products and services, our ability to pass through increases in our input costs is highly dependent upon market conditions and we may not be able to immediately raise our prices, if at all. Most of our customer contracts for sterilization services allow us to pass through all direct material costs, but we may not be able to immediately or completely implement increases in the prices of our products and services. Specifically, there is a risk that raising prices charged to our customers could result in a loss of sales volume. Reactions or anticipated reactions by our customers and competitors to our price increases could cause us to reevaluate and possibly reverse or reduce such price increases. We also may not be able to accurately predict the volume impact of price increases, especially if our competitors are able to adjust to such input cost volatility more successfully. Material increases in the price of labor, raw materials, or energy could have a material adverse effect on our business, prospects, financial condition or results of operations, particularly if we are unable to increase the prices to our customers of our products or services to offset inflationary cost trends. Additionally, if we are unable to achieve cost savings to offset such cost increases, our profits and operating results could be adversely affected.
Our operations are subject to a variety of business continuity hazards and risks, including supply chain disruptions due to geopolitical uncertainty and federal government shutdowns, and our reliance on the use and sale of products and services from single locations, any of which could interrupt production or operations or otherwise adversely affect our performance, results of operations or value.
Our operations and our supplier and customers’ operations are subject to business continuity hazards and risks that include explosions, fires, earthquakes, inclement weather and other natural disasters; utility, equipment or other mechanical failures; unscheduled downtime; labor difficulties; disruption of communications; security breaches or other workplace violence events; changes in regulations, including sanctions, export and import controls and other trade restrictions; changes in the use of government-owned reactors, such as repurposing nuclear facilities; other governmental action; federal government shutdowns; and pandemics or other public health crises.
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

Supply chain disruptions related to geopolitical uncertainty and conflicts, federal government shutdowns, severe health events or a natural disaster, may impair or delay our ability to obtain sufficient quantities of certain materials through our ordinary supply channels and cause us to incur higher costs by procuring raw materials from other sources in order to compensate for such delays or lack of availability. For example, the prolonged U.S. federal government shutdown that ended in November 2025 had supply chain disruptions resulting from worker shortages and delays in transportation services. Supply chain disruptions such as these may impair or delay our customers’ ability to provide us work or products for processing or affect the availability, quality and pricing of materials used in the operation of our business or our customers’ businesses. If we are not able to successfully mitigate such supply chain related risks, we could experience disruptions in production or increased costs, which may result in decrease in our gross margin or reduced sales, and have a material adverse effect on our business, results of operations and financial condition.
Governmental action may disrupt the operations of our facilities that process potentially hazardous materials. For example, in June 2021, in a lawsuit related to Sterigenics’ facility in Santa Teresa, New Mexico, the court granted a motion by New Mexico’s Attorney General for a preliminary injunction prohibiting Sterigenics from allowing any uncontrolled emission or release of EO from that facility. In December 2021, the court further established protocols to monitor Sterigenics’ compliance with the preliminary injunction. Although operations at the Santa Teresa facility comply with these orders, operations at the facility may be negatively impacted if Sterigenics is unable to continue to comply. Similar actions in the future by local, state or federal officials might disrupt or shut down operations or otherwise adversely impact the production or profitability of our facilities or operations as a whole.
We obtain Co-60 from a limited number of suppliers. If any of the facilities or reactors from which we obtain Co-60 were to be seriously damaged or have their production materially decrease due to a natural disaster or other adverse occurrence, or if we become unable to transact with one of our suppliers of Co-60 due to expanded sanctions, our access to Co-60 would be materially affected and we may be unable to meet all the needs of our customers. See related Risk Factor “—We depend on a limited number of counterparties to provide the materials and resources we need to operate our business. Any disruption in the availability of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of geopolitical instability and sanctions against Russia by the United States, Canada, the United Kingdom and/or the European Union, or sanctions by Russia against those countries, may have a material adverse effect on our operating results.”
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
We may be adversely affected by global and regional economic and political conditions. For example, the uncertainty or deterioration of the global economic and political environment could adversely affect us. Russia’s invasion of Ukraine has significantly elevated global geopolitical tensions and continues to cause instability and volatility in global markets. The United States, Canada, the United Kingdom and the European Union have implemented broad sanctions targeting Russia, which have the potential to disrupt our supply of Co-60 from Russia. Geopolitical conflicts have caused and, in the future, may cause instability and volatility in global markets and adversely impact global supply chains, including potentially disrupting shipping channels. In addition, the United States recently has imposed significant duties and tariffs and implemented other restrictions on trade with many countries, including Canada, Mexico, China, and various other countries in Europe, Latin America and Asia, which have disrupted and increased the cost of trade between the United States and other countries. In response, many countries have implemented or increased tariffs on imports into their countries. Such tariffs and trade restrictions may negatively impact the cost or availability of our supplies, the cost or availability of the supplies we provide to our customers, or our customers’ businesses in ways that impact us adversely.
Any such disruptions could have a material adverse effect on our business, prospects, financial condition or results of operations. See related Risk Factors “—We depend on a limited number of counterparties to provide the materials and resources we need to operate our business. Any disruption in the availability of, or increases in the price of, EO, Co-60 or our other direct materials, services and supplies, including as a result of current geopolitical instability against Russia by the United States, Canada, the United Kingdom, and/or the European Union, or sanctions by Russia against those countries, may have a material adverse effect on our operating results.” and “—We conduct sales and distribution operations on a worldwide basis and are subject to a variety of risks associated with doing business outside the United States.”
The potential worsening of macro-economic conditions, including changes in tariff and trade policies, slower growth or recessionary conditions, the inflationary environment, tighter credit, high interest rates and currency fluctuations, may cause customers to modify, delay or cancel plans to purchase our products and services and suppliers may significantly and rapidly increase their prices or reduce their output because of cash flow problems. Any inability of current or potential customers to purchase or pay for our products because of such declining economic conditions or changes in spending patterns at medical device, pharmaceutical and biotechnology companies may have a negative impact on our business, prospects, financial condition or results of operations. Overall demand for our products could be reduced as a result of a global economic recession or political unrest, especially in such areas as the medical device, pharmaceutical, food safety and other end markets that we serve.
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
Many of our facilities are located on leased premises. These leases vary in duration, with expiration dates ranging from the near term through 2046, most with options to renew for specified periods of time. At the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may be required to relocate or close a facility. Relocating a facility involves significant expense in connection with the movement and installation of specialized equipment and any necessary recertification or licensing with regulatory authorities. Even briefly closing a facility to relocate would reduce the sales that the facility would have contributed to our revenues and could negatively impact our customer relations. Any such relocation or closure could have a material adverse effect on our business, prospects, financial condition or results of operations.
We conduct sales and distribution operations on a worldwide basis and are subject to a variety of risks associated with doing business outside the United States.
We maintain significant international operations, including operations in China, Brazil, Canada, Mexico, Costa Rica, the European Union and other countries in Europe and Asia. As a result, we are subject to a number of risks and complications associated with international sales, services and other operations, as well as risks associated with U.S. foreign policy. These include:
•the imposition of or increases in duties and tariffs on foreign imports into the United States, particularly from Canada, China and Mexico, by the United States, as well as duties and tariffs and any retaliatory measures imposed by Canada or other countries, as well as other new restrictions on international trade, and the Company’s ability or inability to pass through such price increases to customers or manage any such other restrictions;

•difficulties associated with compliance with numerous, potentially conflicting and frequently complex and changing laws in multiple jurisdictions relating to changes to international trade agreements and treaties, environmental matters, intellectual property, privacy and data protection, corrupt practices, embargoes, trade sanctions, competition, employment and licensing, among other things;
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
•inflation, deflation and stagflation in any country in which we have an operating facility; and
•foreign customers with longer payment cycles than customers in the United States.
We operate in a number of countries whose governments and companies do not always share the depth or breadth of the commitment to anti-corruption and ethical behavior that is required by U.S. laws, our Global Code of Conduct and other corporate policies. Based on the nature of our products, our business activities involve interaction with government agencies, public officials and state-owned enterprises. We are subject to the risk that we, our U.S. employees, our employees located in other jurisdictions, or third parties we engage to do work on our behalf may take actions determined to be in violation of anti-corruption laws in the United States or the jurisdictions in which we conduct business. The U.S. Foreign Corrupt Practices Act (the “FCPA”) and the Canadian Corruption of Foreign Public Officials Act (the “CFPOA”) prohibit corruptly providing anything of value to foreign officials (including employees of state-owned enterprises) for the purposes of obtaining or retaining business or securing any improper business advantage. The provisions of the U.K. Bribery Act of 2010 (the “Bribery Act”) extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects. Any violation of the FCPA, the CFPOA, the Bribery Act or any similar anti-corruption law or regulation could result in substantial fines, sanctions or civil and/or criminal penalties, debarment from business dealings with certain governments or government agencies or restrictions on the marketing of our products in certain countries, which could harm our business, financial condition or results of operations. Violations of anti-corruption laws or our related internal policies could also substantially harm our reputation and operations. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
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
Additionally, the U.S. Department of the Treasury’s Office of Foreign Assets Control and other relevant agencies of the U.S. government administer laws and regulations that restrict U.S. persons and, in some instances, non-U.S. persons, from conducting activities, transacting business with or making investments in certain countries, or with governments, entities and individuals subject to U.S. economic sanctions. Our international operations subject us to these complex laws and regulations, which restrict our business dealings with certain countries, governments, entities and individuals and are constantly changing. Penalties for non-compliance with these complex laws and regulations can be significant and include substantial fines, sanctions or civil and/or criminal penalties and violations can result in adverse publicity, which could harm our business, financial condition or results of operations.
Severe health events or environmental events, including impacts from climate change, and natural disasters, could have material adverse effects on our business, financial condition and results of operations.
The COVID-19 pandemic affected our business operations, including secondary effects such as increased raw material prices, labor shortages, and supply chain disruptions. If similarly severe global health crises occur in the future, the impact and effects on our business, operations and results of operations could also be material.
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
Any severe health or environmental event including as described above may also affect our suppliers or customers, and could disrupt our access to raw materials and customer product processing and exacerbate supply-chain related risks. See related Risk Factor “—Our operations are subject to a variety of business continuity hazards and risks, including supply chain disruptions due to geopolitical uncertainty and federal government shutdowns, and our reliance on the use and sale of products and services from single locations, any of which could interrupt production or operations or otherwise adversely affect our performance, results of operations or value.”
Our business may be subject to system interruptions, cybersecurity incidents and unauthorized data disclosures.
Like other companies, we increasingly rely on IT systems and networks and related services to conduct business, some of which are managed, hosted and/or provided by our third-party business partners. Our IT systems and infrastructure, and those of our third-party business partners, are potentially vulnerable to breakdowns or other interruptions by fire, power loss, system malfunctions and other events. Our IT systems and infrastructure are also subject to cybersecurity threats. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware, viruses, or ransomware, denial-of-service attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also include employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. In addition, the rapid evolution and increased adoption of AI technologies may increase our cybersecurity risks and the cybersecurity risks of our third-party business partners. Like other companies with international operations, we have been subjected to targeted and non-targeted attacks and other cybersecurity incidents and continue to face numerous cybersecurity threats on a regular basis, including regular attempts to penetrate our IT infrastructure and breaches of our security systems by our employees, both accidental and intentional. Our suppliers, contractors, service providers, and other third parties with whom we do business also experience cybersecurity threats and attacks that are similar in frequency and sophistication. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software that is commonly used by companies in cloud-based services and bundled software. Our suppliers, contractors, service providers, and other third-party business partners also experience cybersecurity threats and cybersecurity incidents that are similar in frequency and sophistication. In many cases, the Company relies on controls put in place by our suppliers, contractors, service providers and other third-party business partners to defend against and otherwise respond to cybersecurity threats and cybersecurity incidents, which may prove insufficient.
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
We may be incorporating AI technologies into our products, services and processes, which may present business, compliance and reputational risks.
The introduction of AI and machine-learning technologies, into internal processes, third-party services and/or new and existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI in third-party services and the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies. The Company has established a cross-functional AI committee intended to support the identification and mitigation of risks associated with incorporating AI technologies into our processes.
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
Companies, businesses or operations acquired or joint ventures created may not be profitable or may not achieve revenue and profitability levels sufficient to justify the investments made. Future acquisitions could also result in the incurrence of additional indebtedness subject to the restrictions contained in the documents governing our then-existing indebtedness. See related Risk Factor “—Our significant degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to challenges facing our Company or broader changes in our industry or the economy, expose us to interest rate risk and prevent us from meeting our obligations under our existing and future indebtedness.”
Future acquisitions could also result in the assumption of contingent liabilities, material expenses related to certain intangible assets, increased operating expenses and compliance issues under international laws and regulations, including antitrust laws, anti-corruption laws, the FCPA, the CFPOA, the Bribery Act and similar anti-bribery laws, which could adversely affect our business, prospects, financial condition or results of operations. In addition, to the extent that the economic benefits associated with any of our acquisitions diminish in the future, we may be required to record additional write-downs of goodwill, intangible assets or other assets associated with such acquisitions, which could adversely affect our business, prospects, financial condition or results of operations.
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the companies before we acquired them. In most of these agreements, however, the liability of the former owners is limited, and certain former owners may be unable to meet their indemnification responsibilities. There is no assurance that these indemnification provisions will protect us fully, or at all, and as a result we may face unexpected liabilities that adversely affect our business, prospects, financial condition or results of operations. Our ability to realize the benefits we anticipate from our strategic transactions, including acquisition activities, anticipated cost savings and additional sales opportunities, will depend in large part upon whether we are able to integrate such businesses efficiently and effectively. If we are unable to successfully integrate the operations of acquired businesses into our business or on the timeline we expect, we may be unable to realize the sales growth, cost synergies and other anticipated benefits we expect to achieve as a result of such transactions and our business, prospects, financial condition or results of operations could be adversely affected.
Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.
Pursuant to the Sarbanes-Oxley Act of 2002, we furnished a report by our management on the effectiveness of our internal control over financial reporting as of December 31, 2025. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm attested to the effectiveness of our internal controls as of December 31, 2025.
In future periods, if we identify a material weakness in connection with our ongoing assessment and we fail to remediate the identified material weakness within the prescribed period, we will be unable to assert that our internal control over financial reporting is effective. We cannot be certain that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We rely on intellectual property rights to maintain our competitive position and third parties have claimed in the past, and may claim in the future, that we infringe or misappropriate their intellectual property rights.
We rely on proprietary technology and are dependent on our ability to protect such technology. We rely primarily on trade secrets and non-disclosure and confidentiality arrangements to protect our intellectual property rights, including such rights related to our Nelson Labs business and its lab testing services. The efforts we have taken to protect our intellectual property and proprietary technology may not be sufficient or effective. Third parties, including current or former employees, consultants, contractors, customers or partners, who have access to our confidential information (including our trade secrets), may unintentionally or willfully disclose our confidential information to others, and there can be no assurance that our trade secret rights and non-disclosure and confidentiality arrangements will provide meaningful protection of our proprietary technology. There can also be no assurance that others will not independently develop similar or superior technologies or duplicate any technology developed by us. Effective protection of intellectual property rights may not be available in every jurisdiction in which our products and services are made available and monitoring unauthorized use and disclosures of our proprietary technology or confidential information can be difficult and expensive. Actions to enforce our intellectual property rights could lead to disputes with third parties, including our customers, and could impact our future ability to gain business. Furthermore, legal proceedings to protect or enforce our intellectual property rights could result in narrowing the scope of our intellectual property rights or substantial cost to us, and they may be time consuming and divert resources and the attention of management and key personnel, and the outcomes of such actions may be unpredictable.
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
We are subject to complex and rapidly evolving data privacy and security laws and regulations, and any ineffective compliance efforts with such laws and regulations may adversely impact our business.
We must comply with laws and regulations of federal and state governments in multiple jurisdictions governing the collection, dissemination, retention, access, use, protection, security and disposal of personal data, which mostly consists of our employees’ data. The interpretation and application of many existing or recently enacted privacy and data protection laws and regulations in the United States, the European Union and elsewhere are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing practices. Companies are under increased regulatory scrutiny relating to data privacy and security. Any actual or perceived breach of such laws or regulations may subject us to claims and may lead to administrative, civil or criminal liability, as well as reputational harm. Moreover, these laws are evolving and are generally becoming stricter. For example, activities conducted from our European Union facilities or related to products and services that we may offer to European Union users or customers are subject to the General Data Protection Regulation (Regulation (EU) 2016/679) (“GDPR”), which provides for enhanced data privacy obligations and fines of up to the higher of 4% of annual worldwide revenues or €20 million. The GDPR was transposed into United Kingdom domestic law following the United Kingdom’s exit from the European Union, and the UK GDPR supplements the United Kingdom’s Data Protection Act of 2018. The UK GDPR mirrors the compliance requirements and fine structure of the GDPR. Outside of the United States, United Kingdom and the European Union, many jurisdictions have adopted or are adopting new data privacy laws that impose further onerous compliance requirements, such as data localization, which prohibit companies from storing outside the jurisdiction data relating to resident individuals. The proliferation of such laws may result in conflicting and contradictory requirements and there can be no assurance that the measures we have taken will be sufficient for compliance with such various laws and regulations. Complying with these various laws is an ongoing commitment and could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. Privacy-related claims or lawsuits initiated by governmental bodies, employees, customers or third parties, whether meritorious or not, could adversely affect our businesses, assets, revenues, brands and reputation and result in fines, litigation, regulatory proceedings, regulatory investigations, increased insurance premiums, remediation efforts, indemnification expenditures, lost revenues and other potential liabilities. We take steps to comply with applicable data privacy and security laws, regulations and standards and applicable privacy policies, but there can be no assurance that our compliance efforts will be effective. Any such failure to comply could adversely affect our business, prospects, financial condition or results of operations.

We have a history of net losses and may not maintain profitability in future periods.
We have had net operating losses at times in the past. Although we reported net income attributable to Sotera Health Company of $77.9 million and $44.4 million for the years ended December 31, 2025 and 2024, respectively, we may not be able to maintain profitability in future periods. Our ability to maintain profitability depends on a number of factors, including the growth rate of the sterilization and lab services industries, the prices of our products and services, the costs to provide our products and services and the competitiveness of our products and services. We may incur significant losses in the future for a number of reasons, including principal and interest expense related to our indebtedness and the other risks described herein, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Consequently, our results of operations may not maintain or increase profitability in future periods.
We may incur impairment charges on our goodwill and other intangible assets with indefinite lives as well as other long-lived assets and intangible assets with definite lives, which could adversely affect our business, financial condition or results of operations.
We are subject to Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, which requires that goodwill and other intangible assets that have an indefinite useful life be evaluated at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be evaluated for impairment between the annual tests if an event or change in circumstance occurs that would more likely than not reduce the fair value of the asset below its carrying amount. We have substantial goodwill and other intangible assets. If we were to determine in the future that there has been an impairment, our financial results for the relevant period would be reduced by the amount of the non-cash impairment charge, net of any income tax effects, which could have an adverse effect on our business, financial condition or results of operations.
Similarly, pursuant to ASC Topic 360—Property, Plant, and Equipment, long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If we were to determine in the future that there has been an impairment of long-lived assets or intangible assets subject to amortization, our financial results for the relevant period would be reduced by the amount of the non-cash impairment charge, net of any income tax effects, which could have an adverse effect on our business, financial condition or results of operations.
Unionization efforts and labor regulations could materially increase our costs or limit our flexibility.
Efforts have been made from time to time to unionize portions of our workforce, and we may experience similar efforts in the future. Certain of our employees are represented by labor unions or works councils and are negotiating or working under collective bargaining or similar agreements, some of which are subject to periodic renegotiation. For example, employees at a gamma irradiation facility in the United States voted to unionize in November 2023, and we may experience similar efforts to unionize portions of our workforce in the future. Unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our net revenues or limit our flexibility. The collective bargaining agreements applicable to our employees in Brazil and Mexico expire annually. The collective bargaining agreement applicable to Nordion’s employees in Kanata, Canada expires on March 31, 2027. Failure to renew these agreements on similar terms could result in increased labor costs or lead to labor disruptions, which could negatively affect our business and operations.
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
We provide bioburden reduction irradiation services for the processing of cannabis, primarily in Canada and certain European countries. Laws and regulations governing cannabis in Canada and European countries have evolved rapidly over recent years. In the United States, marijuana (all parts of the cannabis plant other than those parts that are exempt) presently remains a Schedule I controlled substance under federal law. However, an Executive Order issued on December 18, 2025, among other things, directed the Attorney General to expedite the rulemaking process to reclassify marijuana from a Schedule I controlled substance to a Schedule III controlled substance under the Controlled Substances Act. In other countries in which the cultivation and use of marijuana is legalized, most notably in Canada, our operations include irradiation services for recreational and medical marijuana. As laws in the United States, Canada, Europe and other jurisdictions evolve, our activities in these spaces may face additional regulations, and it may be costly or burdensome to comply.

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
 Risks Related to Our Indebtedness and Liquidity
Our significant degree of leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to challenges facing our Company or broader changes in our industry or the economy, expose us to interest rate risk and prevent us from meeting our obligations under our existing and future indebtedness.
As of December 31, 2025, our total indebtedness was approximately $2,169.5 million, all of which is indebtedness of our subsidiary Sotera Health Holdings, LLC (“SHH”) that is guaranteed by the Company and certain of our other subsidiaries.
Our leverage could have important consequences, including:
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
We and our subsidiaries may obtain substantial additional indebtedness in the future, subject to the restrictions contained in the Credit Agreement (as defined below) governing our Senior Secured Credit Facilities (as defined below) and the Indenture (as defined below) that governs the Secured Notes (as defined below) (together the “Combined Senior Secured Credit Facilities”). If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
Our Senior Secured Credit Facilities bear interest at variable interest rates, based on the Term SOFR and certain other interest “benchmarks.” Because we are exposed to interest rate risk through our variable-rate borrowings, we have entered into, and may in the future enter into, additional interest rate swaps that involve the exchange of floating for fixed rate interest payments to reduce interest rate volatility and interest rate cap agreements. We may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. If interest rates increase, our debt service obligations on any variable rate indebtedness will increase even if the amount borrowed remains the same, and our earnings and cash flows, including cash available for servicing our indebtedness and the levels of cash we maintain for working capital, will correspondingly decrease. Based on our indebtedness outstanding as of December 31, 2025 and the interest rate under our Term Loans (as defined below) that was in effect on December 31, 2025, a 1% increase in the Term SOFR benchmark interest rates would result in an increase of approximately $10.2 million in total annual interest expense under our outstanding debt obligations. Refer to Note 9, “Long-Term Debt” to our consolidated financial statements.
The agreements governing our debt, including the Secured Notes, contain various covenants that impose restrictions on us and limit our flexibility in operating our business.
The Credit Agreement that governs the Senior Secured Credit Facilities and the Indenture that governs the Secured Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and our restricted subsidiaries’ ability to, among other things:
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
The market price of our common stock may fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include those listed in the related Risk Factors “—Risks Related to the Company,” “—Risks Related to Our Indebtedness and Liquidity” and the following, some of which are beyond our control:
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
Certain broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of companies’ securities, securities class action litigation has often been instituted against these companies, and we have been named as a defendant in such a putative securities class action that was dismissed at the trial court level and is currently pending on appeal. See Note 19, “Commitments and Contingencies” to our consolidated financial statements under the heading “Sotera Health Company Securities Litigation and Related Matters.” Such litigation could result in substantial costs and a diversion of our management’s attention and resources.
The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.
As of February 17, 2026, we had an aggregate of 886,109,800 shares of common stock that are not currently reserved for issuance under our 2020 Omnibus Incentive Plan (“2020 Plan”), as well as 1,645,073 treasury shares. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions or otherwise would dilute the percentage ownership held by the investors who own our common stock.
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
In connection with our initial public offering (“IPO”), we entered into a stockholders’ agreement with certain holders of our common stock, including investment funds and entities affiliated with either Warburg Pincus or GTCR and members of our management team, which we refer to as the “Stockholders Agreement.” Under the Stockholders Agreement, individual stockholders who were members of our management before the IPO, and other persons related to these individuals, are subject to contractual restrictions on transfer of shares of our common stock until November 19, 2026. These restrictions apply to approximately 8,345,319 shares as of February 17, 2026, but may be waived at any time by a majority of the members of the leadership development and compensation committee of the board of directors.

As of February 17, 2026, Warburg Pincus and GTCR together own approximately 20.0% of our outstanding common stock and have rights to require us to file registration statements covering their shares. The investment funds and entities affiliated with the Sponsors, as well as certain other stockholders, could also require us to include their shares in registration statements that we may file for ourselves or our stockholders. Additionally, the Sponsors and our officers and directors may sell shares into the public markets in accordance with the requirements of Rule 144 under the Securities Act.
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
As of February 17, 2026, the Sponsors own approximately 20.0% of our outstanding common stock and, collectively, retain the right to designate three of our directors. This concentration of ownership, together with the Sponsors’ rights under the Stockholders Agreement, may delay, deter or prevent acts that would be favored by our other stockholders. The interests of the Sponsors may not always coincide with our interests or the interests of our other stockholders. For example, because the Sponsors purchased their shares at prices substantially below the price at which shares were sold to the public in our IPO and have held their shares for a longer period, they may be more interested in selling our Company to an acquirer than other investors or may want us to pursue strategies that deviate from the interests of other stockholders. In addition, under the Stockholders Agreement, we have agreed, subject to certain exceptions, to indemnify the Sponsors, and various affiliated persons and indirect equity holders of the Sponsors, from losses arising out of any threatened or actual litigation by reason of the fact that the indemnified person is or was a holder of our common stock or of equity interests in Sotera Health Company. Public stockholders will not benefit from this indemnification provision.
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
Our Amended and Restated Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or other employees or stockholders to us or our stockholders, (3) any action asserting a claim against us or any of our directors or officers or other employees or stockholders arising pursuant to, any action to interpret, apply, enforce any right, obligation or remedy under, any provision of the DGCL, our amended and restated certificate of incorporation or amended and restated bylaws, (4) any action asserting a claim that is governed by the internal affairs doctrine, or (5) any other action asserting an “internal corporate claim” under the DGCL shall be the Court of Chancery of the State of Delaware (or any state or federal court located within the State of Delaware if the Court of Chancery does not have jurisdiction) (the “Delaware Forum Provision”). Notwithstanding the foregoing, our Amended and Restated Certificate of Incorporation provides that the Delaware Forum Provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Our amended and restated certificate of incorporation further provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”).
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
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
The Company has an enterprise risk management (“ERM”) program that includes the processes used to identify, assess, and manage our most significant enterprise risks and uncertainties that could materially impact the long-term health of the Company or prevent the achievement of strategic objectives. These risks are identified, measured, monitored, and managed across key risk categories, which include the consideration of cybersecurity risks. The Company develops and maintains cybersecurity processes that protect the confidentiality, integrity and availability of Company, employee, customer and partner information against a growing number of cybersecurity threats and threat actors. Our cybersecurity program is designed to protect our infrastructure from potential threats, including threats associated with our third party business partners, to allow us to assess, identify and manage material risks from cybersecurity threats and to endeavor to secure the integrity of our data and IT systems using techniques, hardware, and software typical of companies of our size and scope, which are described further below. For example, we leverage the National Institute of Standards and Technology Cybersecurity Framework’s (“NIST CSF”) principles in developing our cybersecurity program to monitor our security environment and manage risk. However, this does not mean that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks and threats relevant to our business.
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
Item 2. Properties
Our corporate headquarters is in Broadview Heights, Ohio, our Sterigenics headquarters is in Oakbrook, Illinois, our Nelson Labs headquarters is in Taylorsville, Utah and our Nordion headquarters is in Kanata, Ontario, Canada. As of December 31, 2025, we operated 62 facilities in North America, South America, Europe and Asia. The following table identified the number of owned and leased facilities, other than our headquarters listed above. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate our operations, subject to securing regulatory and other approvals discussed above.

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
Legal Proceedings Described in Note 19, “Commitments and Contingencies,” of Our Consolidated Financial Statements
Note 19, “Commitments and Contingencies,” to our consolidated financial statements for the year ended December 31, 2025 contained in this Annual Report on Form 10-K includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This Item should be read in conjunction with Note 19, “Commitments and Contingencies,” for information regarding the following legal proceedings, which information is incorporated into this Item 3 by reference:
•Ethylene Oxide Tort Litigation – California, Georgia, Illinois and New Mexico;
•Insurance Coverage for Environmental Liabilities; and
•Sotera Health Company Securities Litigation and Related Matters.
Legal Proceedings Not Described in Note 19, “Commitments and Contingencies,” to Our Consolidated Financial Statements
In addition to the matters identified in Note 19, “Commitments and Contingencies,” to our consolidated financial statements for the year ended December 31, 2025 contained in this Annual Report on Form 10-K, and incorporated into this Item 3 by reference, we report matters, if any, that constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party. SEC regulations require disclosure of environmental proceedings that involve a government authority and potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. The Company uses a threshold of $1.0 million to determine whether the disclosure of any such proceedings is required because we believe matters under this threshold are not material to the Company.
Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
The Company’s common stock is listed on the Nasdaq under the ticker symbol “SHC.”
Holders
As of February 17, 2026, we had approximately 75 holders of record of our common stock. This number does not include the beneficial owners of our common stock who hold their shares through banks, brokers or other financial institutions.
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
Stock Performance Graph
The following performance graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Standard and Poor’s 500 Health Care Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on November 20, 2020, the date our common stock began trading on the Nasdaq, and its relative performance is tracked through December 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.

Cumulative Total Return Among Sotera Health Company, the NASDAQ Composite Index, and the S&P 500 Health Care Index (in $)

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
November 20, 2020
December 31, 2020
June 30, 2021
December 31, 2021
June 30, 2022
December 30, 2022
June 30, 2023
December 29, 2023
March 28, 2024
June 28, 2024
September 30, 2024
December 31, 2024
March 31, 2025
June 30, 2025
September 30, 2025
December 31, 2025
$108.79
$109.32
$104.81
$122.84
$117.23
$96.53
$132.92
$132.19
$93.82
$121.18
$94.06
$78.05
$129.61
$89.67
$33.19
$127.69
$118.65
$75.06
$132.28
$129.70
$67.13
$143.98
$141.78
$47.85
$153.78
$142.60
$47.29
$158.02
$151.26
$66.53
$168.06
$135.69
$54.50
$150.81
$144.56
$46.45
$177.89
$134.18
$44.30
$198.19
$139.23
$62.67
$203.58
$155.49
$70.28
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
For the year ended December 31, 2025, we achieved net revenues of $1,163.6 million, net income of $77.9 million, Adjusted Net Income of $245.4 million and Adjusted EBITDA of $593.8 million. Adjusted Net Income and Adjusted EBITDA are financial measures not based on any standardized methodology prescribed by U.S. Generally Accepted Accounting Principles (“GAAP”). For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income, please see “Non-GAAP Financial Measures.”
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
•Business and market conditions. Consolidated net revenues for the year ended December 31, 2025 increased by 5.7% from the year ended December 31, 2024, driven by sustained favorability in pricing and volume/mix. All three reportable segments reported segment income growth for the year ended December 31, 2025.
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
•Borrowings and financing costs. On April 30, 2025, the Company and SHH entered into Amendment No. 5 to the Credit Agreement. Among other changes, Amendment No. 5 provides (i) for an increase in the commitments under the existing Revolving Credit Facility, (ii) additional commitments for the issuance of letters of credit and (iii) extends the maturity date of the Revolving Credit Facility to April 30, 2030.
On September 17, 2025, the Company and SHH entered into Amendment No. 6 to the Credit Agreement. Amendment No. 6 reduced the interest rate to Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.50%, with a 0.00% floor.
•Litigation costs. On April 3, 2025 and July 23, 2025, Sterigenics entered into binding term sheets to resolve 97 and 129 EO claims, respectively, against Sterigenics relating to its former facility in Willowbrook, Illinois. Pursuant to the term sheets, Sterigenics agreed to pay $30.9 million and $34.0 million, respectively, allowing for the settling plaintiffs’ claims to be dismissed with prejudice.
See Item 3, “Legal Proceedings” and Note 19, “Commitments and Contingencies,” to our consolidated financial statements.
In addition, for the years ended December 31, 2025, 2024 and 2023, we recorded $46.2 million, $32.7 million and $45.3 million, respectively, of litigation and other professional fees associated with our EO sterilization facilities.
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
Cost of Revenues
Our cost of revenues consists primarily of direct materials, utilities, labor and related benefit costs, and depreciation and amortization. Although the cost of utilities and direct materials can fluctuate, the remaining components of cost of revenues are generally more stable. Direct material costs relating to service revenues primarily include EO gas, nitrogen gas and Co-60. The physical decay of Co-60 assets is included within depreciation expense as a cost of revenue. Direct material costs relating to product revenues also include the costs associated with acquiring Co-60 in finished or semi-finished form, acquiring Co-59 in a form ready for insertion into reactors for conversion into Co-60, the reactor time and associated services to convert Co-59 into Co-60, and parts and equipment associated with maintaining gamma irradiation systems.
SG&A Expenses
Selling, general and administrative expenses (“SG&A”) primarily consists of compensation and benefits costs and general operating and administrative expenses, including professional service fees (which include finance and legal costs), travel and entertainment expenses, and other general and administrative expenses. Share-based compensation expense is also included in SG&A.
Amortization of Intangible Assets
Amortization of intangible assets primarily consists of expense associated with customer relationship, proprietary technology, trade names and other intangible assets. Amortization expense fluctuates when we have an acquisition, disposition, impairment charge, or as asset useful lives expire.
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
Loss on Refinancing of Debt
Loss on refinancing of debt represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the refinancing activity for the Term Loans, the Secured Notes and the Revolving Credit Facility.
Georgia EO litigation settlement
On October 16, 2023, the Company reached an agreement to resolve 79 EO claims in the State of Georgia. Under the terms of the agreement, the Company paid $35.0 million to settle the claims.
Illinois EO litigation settlement
The following represents the costs related to EO litigation settlement agreements:
•On April 3, 2025, the Company reached an agreement to settle approximately 97 pending and threatened EO claims in Illinois. Under the terms of the agreement, the Company paid $30.9 million to settle the claims.
•On July 23, 2025 the Company reached an agreement to settle approximately 129 pending and threatened EO claims in Illinois. Under the terms of the agreements, the Company paid $34.0 million to settle the claims.
Foreign Exchange Loss
Foreign exchange loss mainly relates to short-term gains and losses on transactions denominated in currencies other than the functional currency of our operating entities.
Other Income, Net
Other income, net primarily consists of changes in the fair value of the embedded derivatives in Nordion’s contracts and the net impact of pension-related benefits.
Provision for Income Taxes
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
Segment Income
Segment income is the primary earnings measure we use to evaluate the performance of our reportable segments, as disclosed in Note 21, “Segment and Geographic Information” to our consolidated financial statements. Costs associated with support functions that are not directly associated with one of the three reportable segments, such as corporate operating expenses for executive management, accounting, information technology, legal, human resources, treasury, investor relations, corporate development, tax, purchasing, and marketing, are allocated to the segments primarily based on net revenue. Corporate operating expenses that are directly incurred by a segment are reflected in each segment’s income. Segment income excludes certain items which are included in “Income before taxes” as determined in our Consolidated Statements of Operations and Comprehensive Income (Loss).

CONSOLIDATED RESULTS OF OPERATIONS
The following section summarizes the consolidated results of operations for the years ended December 31, 2025 and 2024. The discussion of the consolidated results of operation for the years ended December 31, 2024 and 2023 are presented within our Annual Report on Form 10-K for the year ended December 31, 2024 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Consolidated Results of Operations.”
Year Ended December 31, 2025 as compared to Year Ended December 31, 2024
The following table sets forth the components of our results of operations for the years ended December 31, 2025 and 2024.

(thousands of U.S. dollars)	2025	2024	$ Change	% Change

Total net revenues	$1,163,617	$1,100,441	$63,176	5.7%
Total cost of revenues	518,083	498,146	19,937	4.0%
Net income	77,949	44,398	33,551	75.6%
Adjusted Net Income(1)	245,414	198,500	46,914	23.6%
Adjusted EBITDA(1)	593,801	548,574	45,227	8.2%
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
Total Net Revenues
The following table compares our revenues by type for the year ended December 31, 2025 to the year ended December 31, 2024.

(thousands of U.S. dollars) Net revenues for the year ended December 31,	2025	2024	$ Change	% Change

Service	$995,756	$941,822	$53,934	5.7%
Product	167,861	158,619	9,242	5.8%
Total net revenues	$1,163,617	$1,100,441	$63,176	5.7%
Net revenues were $1,163.6 million in the year ended December 31, 2025, an increase of $63.2 million, or 5.7%, as compared with the prior year. Net revenues in the year ended December 31, 2025 increased approximately 5.2% compared with the same period in 2024 on a constant currency basis.
Service revenues
Service revenues increased $53.9 million, or 5.7%, to $995.8 million in the year ended December 31, 2025 as compared to $941.8 million in the year ended December 31, 2024. Net service revenue growth was driven by favorable pricing of $28.3 million and $6.5 million in the Sterigenics and Nelson Labs segments, respectively, a $24.8 million increase in volume/mix in the Sterigenics segment, a $5.4 million increase in core lab testing service volume/mix in the Nelson Labs segment and a $7.3 million benefit from changes in foreign currency exchange rates. A $5.0 million increase in service revenue in the Nordion segment also contributed to the growth in net service revenues. Partially offsetting these factors was a $23.4 million decline in revenue related to expert advisory services and consulting in the Nelson Labs segment.
Product revenues
Product revenues increased $9.2 million, or 5.8%, to $167.9 million in the year ended December 31, 2025 as compared to $158.6 million in the year ended December 31, 2024. Volume and mix growth of $5.5 million coupled with favorable pricing of $4.9 million were the primary drivers of the increase in net product revenues. Partially offsetting these growth factors was an unfavorable change in foreign currency exchange rates of $1.2 million.

Total Cost of Revenues
The following table compares our cost of revenues by type for the year ended December 31, 2025 to the year ended December 31, 2024.

(thousands of U.S. dollars) Cost of revenues for the year ended December 31,	2025	2024	$ Change	% Change

Service	$456,311	$439,543	$16,768	3.8%
Product	61,772	58,603	3,169	5.4%
Total cost of revenues	$518,083	$498,146	$19,937	4.0%
Total cost of revenues accounted for approximately 44.5% and 45.3% of our consolidated net revenues for the years ended December 31, 2025 and 2024, respectively.
Cost of service revenues
Cost of service revenues increased $16.8 million for the year ended December 31, 2025 as compared to the prior year. The increase was attributable to higher depreciation of $10.4 million related to capital assets recently placed in service as well as inflation, which primarily impacted energy, direct materials, and professional services costs. Partially offsetting these factors was a decrease in labor costs related to expert advisory services in the Nelson Labs segment.
 Cost of product revenues
Cost of product revenues increased $3.2 million, or 5.4%, for the year ended December 31, 2025 as compared to the prior year. The change was driven by an increase in product revenue volume and mix, which resulted in increases in direct materials of $6.4 million, partially offset by a $3.7 million decline in amortization of intangible assets that were fully amortized as of December 31, 2024.
SG&A Expenses
SG&A increased $10.1 million, or 4.2%, for the year ended December 31, 2025 as compared to the prior year. The increase was driven primarily by a $13.5 million increase in litigation and other professional services expense associated with EO sterilization facilities, a $3.5 million increase in other professional services fees, partially offset by a $5.8 million decrease in share-based compensation expense.
Amortization of intangible assets
Amortization of intangible assets decreased $31.3 million, or 50.5%, for the year ended December 31, 2025, compared to the prior year. The decline was primarily due to certain intangible assets that were fully amortized as of May 2025.
Interest Expense, Net
Interest expense, net decreased $9.0 million, or 5.4%, for the year ended December 31, 2025 as compared to the prior year. The decrease was due to a lower weighted average interest rate on our outstanding borrowings, partially offset by a lower favorability from interest rate derivative activity, which resulted in a net reduction in interest expense, net of $8.4 million. The weighted average interest rate on our outstanding borrowings for the year ended December 31, 2025 was 7.29% compared to 8.16% for the year ended December 31, 2024.
Loss on Refinancing of Debt
Loss on refinancing of debt for the year ended December 31, 2025 was $1.5 million primarily relating to the write-off of certain unamortized debt issuance costs and discounts on the Term Loans in connection with Amendment No. 6 to the Credit Agreement. Loss on refinancing of debt for the year ended December 31, 2024 was $24.2 million and occurred in connection with the refinancing of our capital structure in May 2024. This refinancing activity resulted in the write off of certain unamortized debt issuance costs and discounts on the Term Loans due 2026 and the expensing of certain new debt issuance costs and discounts upon the issuance of the Refinancing Term Loans (as defined below) and Secured Notes.
Illinois EO litigation settlements
Amounts presented represent (i) the cost to settle 97 pending and threatened EO claims in Illinois pursuant to the term sheet entered into on April 3, 2025 and (ii) the cost to settle 129 pending and threatened EO claims against Sterigenics in Illinois pursuant to the term sheet entered into on July 23, 2025.

Foreign Exchange Loss
Foreign exchange loss was $0.9 million for the year ended December 31, 2025 as compared to $0.2 million in the prior year. Foreign exchange gains and losses in our Consolidated Statements of Operations and Comprehensive Income (Loss) mainly relate to short-term gains and losses on transactions denominated in currencies other than the functional currency of our operating entities. As described in Note 20, “Financial Instruments and Financial Risk”, we enter into foreign currency forward contracts to manage foreign currency exchange rate risk related to our international subsidiaries.
Other Income, Net
Other income, net was $8.5 million for the year ended December 31, 2025, an increase of $3.2 million, or 61.1%, as compared to the prior year. The fluctuation was primarily driven by a $3.1 million net favorable change in the fair value of embedded derivatives in Nordion’s purchase and sales contracts.
Provision for Income Taxes
Provision for income taxes was $69.6 million for the year ended December 31, 2025 as compared to $69.5 million in the prior year. The change was primarily attributable to an increase in income before income taxes in the year ended December 31, 2025 compared to the prior year, the tax effects for a change in our indefinite reinvestment assertion with respect to a portion of our foreign earnings and an increase in current year permanent tax differences. This was partially offset by recognition of the cumulative tax effects of the change in U.S. income tax laws under the One Big Beautiful Bill Act (“OBBBA”) associated with the accounting for the valuation allowance attributable to the limitation on the deductibility of interest expense.
Provision for income taxes for the year ended December 31, 2025 differed from the statutory rate of 21% primarily due to recognition of the cumulative tax effects of the change in U.S. income tax laws under the OBBBA associated with the accounting for the valuation allowance attributable to the limitation on the deductibility of interest expense. This was offset by the tax effects for a change in our indefinite reinvestment assertion with respect to a portion of our foreign earnings, the impact of the foreign rate differential and an increase in current year permanent tax differences. The provision for income taxes for the year ended December 31, 2024 differed from the statutory rate of 21% primarily due to a net increase in the valuation allowance attributable to the limitation on the deductibility of interest expense and the foreign rate differential, partially offset by a benefit for state income taxes.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the year ended December 31, 2025 was $77.9 million, as compared to net income of $44.4 million for the year ended December 31, 2024, primarily due to the factors described above. Adjusted Net Income was $245.4 million for the year ended December 31, 2025, as compared to $198.5 million for the year ended December 31, 2024, primarily due to the factors described above. Adjusted EBITDA was $593.8 million for the year ended December 31, 2025, as compared to $548.6 million for the year ended December 31, 2024, primarily due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to Net Income, the most directly comparable financial measure calculated and presented in accordance with GAAP.
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
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024
Net income	$77,949	$44,398
Amortization of intangible assets	41,798	79,377
Share-based compensation(a)	31,068	36,896
Loss on refinancing of debt(b)	1,462	24,168
Loss (gain) on foreign currency and derivatives not designated as hedging instruments, net(c)	58	2,448
Business optimization expenses(d)	8,068	9,368
Professional services relating to EO sterilization facilities(e)	46,225	32,694
Illinois EO litigation settlements(f)	64,943	—
Accretion of asset retirement obligations(g)	2,321	2,638
Income tax benefit associated with pre-tax adjustments(h)	(28,478)	(33,487)
Adjusted Net Income	245,414	198,500
Interest expense, net	155,722	164,691
Depreciation(i)	94,630	82,420
Income tax provision applicable to Adjusted Net Income(j)	98,035	102,963
Adjusted EBITDA(k)	$593,801	$548,574
(a)Represents share-based compensation expense related to employees and Non-Employee Directors. See Note 15, “Share-Based Compensation” for further information.

(b)Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the refinancing activity for the Term Loans, the Secured Notes and the Revolving Credit Facility.
(c)Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(d)Represents (i) certain costs related to divestitures, acquisitions and the integration of acquisitions, (ii) professional fees and other costs associated with business optimization, cost saving and other process enhancement projects, and (iii) legal, consulting, and other fees associated with secondary offerings and shareholder engagement.
(e)Represents litigation and other professional fees associated with our EO sterilization facilities.
(f)Represents (i) the cost to settle 97 pending and threatened EO claims against Sterigenics in Illinois pursuant to the term sheet entered into on April 3, 2025 and (ii) the cost to settle 129 pending and threatened EO claims against Sterigenics in Illinois pursuant to the term sheet entered into on July 23, 2025. See Note 19, “Commitments and Contingencies.”
(g)Represents non-cash accretion of ARO related to Co-60 gamma and EO processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.
(h)Represents the income tax impact of adjustments calculated based on the tax rate applicable to each item. We eliminate the effect of tax rate changes as applied to tax assets and liabilities, and unusual items from our presentation of adjusted net income.
(i)Includes depreciation of Co-60 held at gamma irradiation sites and excludes accelerated depreciation associated with business optimization activities.
(j)Represents the difference between the income tax provision/benefit as determined under U.S. GAAP and the income tax provision (benefit) associated with pre-tax adjustments described in footnote (h).
(k)$99.9 million and $97.1 million of the adjustments for the year ended December 31, 2025 and 2024, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of ARO.
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

Segment Results for the Years Ended December 31, 2025 and 2024
The following section summarizes the segment results for the years ended December 31, 2025 and 2024. The discussion of the segment results for the years ended December 31, 2024 and 2023 are presented within our Annual Report on Form 10-K for the year ended December 31, 2024 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segment Results for the years ended December 31, 2023 and 2022.”
The following tables compare segment net revenue and segment income for the year ended December 31, 2025 to the year ended December 31, 2024:

	Year Ended December 31,
(in thousands)	2025	2024	$ Change	% Change

Net Revenues
Sterigenics	$755,780	$697,853	$57,927	8.3%
Nordion	187,618	173,355	14,263	8.2%
Nelson Labs	220,219	229,233	(9,014)	(3.9%)

Segment Income
Sterigenics	$412,893	$378,171	$34,722	9.2%
Nordion	107,578	101,220	6,358	6.3%
Nelson Labs	73,330	69,183	4,147	6.0%

Segment Income Margin
Sterigenics	54.6%	54.2%
Nordion	57.3%	58.4%
Nelson Labs	33.3%	30.2%
Net Revenues
Sterigenics net revenues were $755.8 million for the year ended December 31, 2025, an increase of $57.9 million, or 8.3%, as compared to the prior year. The increase was attributable to a favorable impact from pricing and volume/mix of 4.1% and 3.6%, respectively, and favorable changes in foreign currency exchange rates of 0.6%.
Nordion net revenues were $187.6 million for the year ended December 31, 2025, an increase of $14.3 million, or 8.2%, as compared to the prior year. The increase was driven by growth from volume/mix and pricing of 6.2% and 2.9%, respectively, partially offset by unfavorable changes in foreign currency exchange rates of 0.9%.
Nelson Labs net revenues were $220.2 million for the year ended December 31, 2025, a decrease of $9.0 million, or 3.9%, as compared to the prior year. Favorable pricing of 2.8%, growth in core lab testing services volume and mix of 2.5%, and a 1.1% benefit from changes in foreign currency exchange rates were offset by a 10.2% impact from the decline in expert advisory services and consulting revenue.
Segment Income
Sterigenics segment income was $412.9 million for the year ended December 31, 2025, an increase of $34.7 million, or 9.2%, as compared to the prior year. The increase in segment income was driven primarily by favorable customer pricing and increases in volume and mix, partially offset by inflation.
 Nordion segment income was $107.6 million for the year ended December 31, 2025, an increase of $6.4 million, or 6.3%, as compared to the prior year. The increase in segment income was attributable to favorable customer pricing and increases in volume and mix. Segment income margin decreased as a result of product mix.
Nelson Labs segment income was $73.3 million for the year ended December 31, 2025, an increase of 6.0%, as compared to the prior year. Segment income and segment income margin increased as a result of favorable pricing, volume and mix improvements and lab optimization.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
The primary sources of liquidity for our business are cash flows provided by operating activities and borrowings under our credit facilities. As of December 31, 2025, we had $346.5 million of cash and cash equivalents, an increase of $67.6 million from the balance at December 31, 2024. The increase in cash and cash equivalents was attributable to $287.2 million of cash provided by operating activities and a $16.1 million increase due to favorable changes in foreign currency exchange rates, partially offset by $138.0 million of purchases of property, plant and equipment and $100.5 million of cash used in financing activities. Our foreign subsidiaries held cash of approximately $253.4 million at December 31, 2025 and $259.8 million at December 31, 2024. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
Refer to “Debt Facilities” below within this Item, Note 9, “Long-Term Debt”, and Item 1A, “Risk Factors” - “Risks Related to Our Indebtedness and Liquidity” for additional information.
Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements (inclusive of debt service on our long-term debt), make expected capital expenditures, including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs that we expect to continue to incur for at least the next twelve months and the foreseeable future thereafter. We expect our primary long-term liquidity obligations and objectives beyond the next twelve months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of December 31, 2025, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control. As of December 31, 2025, our interest rate derivatives limit the cash flow exposure of our variable rate borrowings under the Term Loans. Refer to Note 20, “Financial Instruments and Financial Risk”, “Derivative Instruments” for additional information regarding the interest rate limits used to manage economic risks associated with our variable rate borrowings. Refer to Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” for additional information about changes in interest rate risk.
Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and IT enhancements. During the year ended December 31, 2025, our capital expenditures amounted to $138.0 million, compared to $179.1 million in the year ended December 31, 2024. Our capital expenditures for the year ended December 31, 2025 included approximately $24.4 million related to environmental facility enhancements.
In 2026, we expect to continue to invest in facility expansions, ongoing routine maintenance for existing facilities, and acquisition of Co-60 for use by our Sterigenics segment in its gamma irradiation facilities. In addition, we expect to invest in special projects related to development of new Co-60 supply sources and facility enhancements at our EO sterilization facilities. For 2026, it is estimated that approximately $51 million of capital expenditures will relate to environmental facility enhancements.
Debt Facilities
Under the debt agreements summarized below, at December 31, 2025 we and SHH, our wholly owned subsidiary, had debt payment obligations under (a) a term loan in the amount of $1,419.5 million, (b) a revolving credit facility, which supported operationally-related letters of credit but was otherwise undrawn, and which provides to us capacity up to $600.0 million for future potential borrowings, and (c) $750.0 million of senior secured notes. Our debt agreements also include additional covenants, conditions and rights to request additional debt, as summarized below.

Senior Secured Credit Facilities and Indenture

On December 13, 2019, SHH entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loans”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (as amended through Amendment No. 6 (as defined below), the “Credit Agreement”). The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.

On September 17, 2025, the Company and SHH entered into Amendment No. 6 (“Amendment No. 6”) to the Credit Agreement. Among other changes, Amendment No. 6 provides for the refinancing lenders to provide term loans (the “Repriced Term Loans”) to SHH in an aggregate principal amount of $1,419.5 million, which reflects the balance after the Company’s application of $75.0 million of available cash to repay outstanding borrowings under its term loan facility. Amendment No. 6 also reduced the interest rate spread by 0.50% across term loans under the facility, such that the Repriced Term Loans have an applicable interest rate margin equal to the Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.50%, with a 0.00% floor (with optionality for the Company to elect Alternate Base Rate (“ABR”) plus 1.50% or Adjusted Daily Simple SOFR plus 2.50% (each as defined in the Credit Agreement)). This pricing reflects both the 0.50% reduction implemented through Amendment No. 6 and a 0.25% contractual pricing step-down that was triggered in August 2025. The Repriced Term Loans are also subject to a “soft call” premium of 1.00% for certain repricing transactions with respect to the Repriced Term Loans that occur within the six-month period after the effective date of Amendment No. 6. The Repriced Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031.

On April 30, 2025, the Company and SHH entered into Amendment No. 5 (“Amendment No. 5”) to the Credit Agreement. Among other changes, Amendment No. 5 provides (i) for an increase in the commitments under the existing Revolving Credit Facility in an aggregate principal amount of $176.2 million (ii) that certain lenders providing revolving credit commitments shall also provide additional commitments for the issuance of letters of credit under the Revolving Credit Facility in an aggregate principal amount of $186.3 million and (iii) for the extension of the maturity date of the Revolving Credit Facility to April 30, 2030. Amendment No. 5 does not give effect to any other material changes to the terms and conditions of the Credit Agreement, including with respect to the representations and warranties, events of default and the affirmative or negative covenants.
The Company and SHH had previously entered into Amendment No. 4 to the Credit Agreement on May 30, 2024, respectively. See Note 9, “Long-Term Debt” to the Financial Statements for a description of this amendment.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of December 31, 2025, the Company had $8.2 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $591.8 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 20, “Financial Instruments and Financial Risk”, “Derivative Instruments.”
Cash Flow Information
The following section summarizes cash flow information for the years ended December 31, 2025 and 2024. Cash flow information for the years ended December 31, 2024 and 2023 are presented within our Annual Report on Form 10-K for the year ended December 31, 2024 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

(thousands of U.S. dollars)	2025	2024

Net Cash Provided by (Used in):
Operating activities	$287,195	$224,164
Investing activities	(135,144)	(178,996)
Financing activities	(100,534)	(50,564)
Effect of foreign currency exchange rate changes on cash and cash equivalents	16,074	(17,393)
Net increase (decrease) in cash and cash equivalents, including restricted cash, during the period	$67,591	$(22,789)

Operating activities
Net cash provided by operating activities increased $63.0 million to net cash provided of $287.2 million for the year ended December 31, 2025 as compared to $224.2 million for the prior year. The increase in net cash provided by operating activities in the year ended December 31, 2025 compared to the prior year was due mainly to a $43.2 million increase in gross profit, a $15.9 million decrease in cash paid for interest and a $5.0 million decrease in cash paid for income taxes.
Investing activities
Net cash used in investing activities decreased $43.9 million to net cash used of $135.1 million in the year ended December 31, 2025 as compared to $179.0 million for the prior year. The variance was mainly driven by a decrease in capital expenditures of $41.1 million in the year ended December 31, 2025 compared to the prior year.
Financing activities
For the year ended December 31, 2025, net cash used in financing activities increased $50.0 million to net cash used of $100.5 million as compared to $50.6 million for the year ended December 31, 2024. The difference was mainly attributable to an $81.1 million increase in debt principal repayments in the year ended December 31, 2025 as compared to the prior year, partially offset by $27.7 million decrease in cash paid for debt issuance costs and debt discounts in the year ended December 31, 2025 as compared to the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table describes our significant contractual and other cash obligations as of December 31, 2025:

	Payments due by period
(thousands of U.S. dollars)	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

Long-term debt (a)	$2,942,508	$157,015	$302,589	$307,248	$2,175,656
Lease obligations:
Finance (b)	158,298	9,689	20,231	19,567	108,811
Operating (c)	51,634	8,134	12,947	8,484	22,069
Supply and service obligations (d)	2,500,034	118,524	157,839	163,319	2,060,352
Total	$5,652,474	$293,362	$493,606	$498,618	$4,366,888
(a)Represents principal and interest payments on the Senior Secured Credit Facilities and Secured Notes. We have calculated the interest payments on the Senior Secured Credit Facilities using an assumed range of 3.10% to 3.84% based on anticipated forward movements in SOFR and the fixed rate of 7.375% for the Secured Notes. In addition, interest payments include the impact of existing interest rate swaps described in Note 20, “Financial Instruments and Financial Risk” in the notes to consolidated financial statements.
(b)Consists of payments under our finance leases for various facilities and equipment.
(c)Represents minimum lease payments under our operating leases for several of our facilities and other property and equipment.

(d)Consists of our best estimate of our obligations under various supply and service agreements, primarily Co-60 and capacity expansions, that are enforceable and legally binding on us. This also includes our best estimate of our obligations to purchase EO gas under commitments that are enforceable and legally binding on us. We have excluded contracts to purchase energy and other supplies, which generally have terms of one to two years or less. Our contract to purchase EO gas in the U.S. requires us to purchase all our requirements from our supplier, and our contracts to purchase EO gas outside the U.S. generally require that we purchase a specified percentage of our requirements for our operations in the countries covered by those contracts. Although our EO gas contracts generally do not contain fixed minimum purchase volumes, we have calculated the amounts set forth in the table above based on the percentage of our requirements specified in the contracts and our budgeted purchase volumes for those periods.
At December 31, 2025 and 2024, we had $54.5 million and $58.5 million, respectively, of standby letters of credit, surety bonds and other bank guarantees outstanding, primarily in favor of local and state licensing authorities for future decommissioning costs, and to support the unfunded portion of our pension obligation. We are obligated to provide financial assurance to local and state licensing authorities for possible future decommissioning costs associated with the various facilities that hold Co-60. At December 31, 2025 and 2024, $50.3 million and $49.1 million, respectively, of the standby letters of credit and surety bonds referenced above were outstanding in favor of the various local and state licensing authorities in the event we defaulted on our decommissioning obligation.
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
Revenue Recognition. Revenue recognition is deemed to be critical because it significantly influences profit metrics and, in certain instances as described below, involves complex judgments under GAAP. The majority of our sales agreements contain performance obligations satisfied at a point in time when control of promised goods or services have transferred to our customers. Revenues recognized over time are generally accounted for using an input measure to determine progress completed as of the end of the period.
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
Goodwill. We consider the impairment analysis of goodwill to be critical because of its quantitative significance to the Company and our segments. The impairment analysis also requires the use of forward-looking assumptions and estimates. Assets and liabilities of a business acquired are accounted for at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. We generally supplement management expertise with valuation specialists in performing appraisals to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make estimates and assumptions. We do not amortize goodwill, but we evaluate it annually for impairment. Therefore, the allocation of the purchase price to goodwill has a significant impact on future operating results.
Goodwill is tested for impairment annually as of October 1. If circumstances change during interim periods between annual tests that indicate that the carrying amount of goodwill may not be recoverable, the Company tests the asset at an interim date for impairment. Factors which would necessitate an interim impairment assessment include prolonged negative industry or economic trends and significant underperformance relative to historical or projected future operating results.
At December 31, 2025, goodwill totaled $1,103.2 million, or 33.8% of our total assets.
Goodwill is assigned to our segments at December 31, 2025 as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2025	$658,919	$267,771	$176,542	$1,103,232
We performed a quantitative assessment of all reporting units (Sterigenics, Nordion and Nelson Labs) as of October 1, 2025. The fair value of each reporting unit was calculated using a discounted cash flow analysis which was dependent on subjective market participant assumptions determined by management. Assumptions used in the analyses included discount rates, revenue growth rates and projected operating cash flows. Estimates of future cash flows are based upon relevant data at a point-in-time, are subject to change, and could vary from actual results. Cash flows are based on recent historical results and are consistent with the Company’s near-term financial forecasts and long-term strategic plans. The estimated fair value of Sterigenics, Nordion and Nelson Labs each exceeded its carrying amount (including goodwill) by an adequate margin to support a positive assertion that goodwill is not impaired as of October 1, 2025. There have been no other significant events or circumstances that occurred since the annual assessment date of October 1 that would change the conclusions reached above. We provide additional information about our goodwill in Note 7, “Goodwill and Other Intangible Assets” to our consolidated financial statements.
Income Taxes. Income taxes are deemed critical due to their quantitative significance and, in certain instances as described below, involve complex judgments under GAAP. We use the liability method of accounting for income taxes whereby we recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Measurements of deferred taxes requires the use of judgment with respect to the realization of tax basis. We periodically review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, expected timing of reversals of existing temporary timing differences and the implementation of tax planning strategies. Deferred tax assets will be reduced by a valuation allowance if, based on management’s estimate, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates used in the recognition of deferred tax assets are subject to revision in future periods based on new facts and circumstances. At December 31, 2025 and 2024, we maintained a valuation allowance of $172.3 million and $160.6 million, respectively, against our deferred tax assets, primarily attributable to the excess interest expense on our long-term debt in the United States, as well as state and foreign net operating loss carryforwards. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the effective income tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance, which would increase our effective income tax rate and could result in an adverse impact on our consolidated financial position or results of operations. Changes in our judgment related to the measurement of deferred tax assets and liabilities could materially impact our results of operations.
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
Commitments and Contingencies. Commitments and Contingencies are deemed critical due to their potential for quantitative significance and the requirement for complex judgments and estimate considerations under GAAP. We are, and will likely continue to be, involved in a number of legal proceedings, government investigations and claims, which we believe generally arise in the course of our business, given our size, history, complexity and the nature of our business, products, customers, regulatory environment and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents, mass tort), regulation (e.g., failure to meet specification or failure to comply with regulatory requirements), commercial claims (e.g., breach of contract, economic loss, misrepresentation), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters) and other claims for damage and relief.
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
On April 3, 2025, the Company reached an agreement to settle approximately 97 pending and threatened EO claims in Illinois. Under the terms of the agreement, the Company paid $30.9 million to settle the claims.
On July 23, 2025 the Company reached an agreement to settle approximately 129 pending and threatened EO claims in Illinois. Under the terms of the agreement, the Company paid $34.0 million to settle the claims.

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
In March 2025, we entered into an interest rate swap agreement with a notional amount of $400.0 million. The interest rate swap became effective on August 31, 2025 and expires on August 31, 2027. We have designated the interest swap as a cash flow hedge designed to hedge the variability of cash flows attributable to changes in the SOFR benchmark interest rate of our Term Loans (or any successor thereto). We receive interest at the one-month Term SOFR rate and pay a fixed interest rate under the terms of the swap agreement.
In March 2023, we entered into an interest rate swap agreement with a notional amount of $400.0 million. The interest rate swap’s effective date began on August 23, 2023 and expired on August 23, 2025. We designated the interest rate swap as a cash flow hedge designed to hedge the variability of cash flows attributable to changes in the SOFR benchmark interest rate of our Term Loans. We receive interest at the one-month Term SOFR rate and pay a fixed interest rate under the terms of the swap agreement.
Based on our indebtedness outstanding as of December 31, 2025, the interest rate under our Term Loans that was in effect on December 31, 2025, and after applying the effects of interest rate caps and the swap referenced above, a 1.0% increase in the interest rate under our outstanding debt obligations as of December 31, 2025, would increase interest expense by approximately $10.2 million per year.
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
The Company also enters into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries and non-functional currency assets and liabilities. These foreign currency forward contracts generally expire on a monthly basis.
Approximately 45.9% of our revenues and 47.6% of our consolidated total assets as of December 31, 2025 were derived from operations outside the United States. Holding other variables constant (such as interest rates and debt levels), if the U.S. dollar had appreciated by 10% against the foreign currencies used by our operations in the year ended December 31, 2025, revenues would have been reduced by approximately $53.4 million and gross profit by approximately $29.2 million.
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

We have audited the accompanying consolidated balance sheets of Sotera Health Company (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

Valuation of Goodwill
Description of the Matter
As disclosed in Note 7 to the consolidated financial statements, at December 31, 2025, the Company reported $1.1 billion of goodwill. As explained in Note 1 to the consolidated financial statements, goodwill is tested for impairment annually as of October 1. Management performed a quantitative impairment assessment for its annual evaluation of the reporting units in 2025. As part of the quantitative impairment test, management estimated the fair value of the reporting units using the discounted cash flow method, a form of the income approach.
The determination of the fair value of the reporting units is based on the use of the valuation methodology selected by management, which requires auditor judgment due to the consideration of various assumptions that could impact the valuation. Auditing the valuation methodology, including consideration of the underlying assumptions, involved extensive audit effort and required audit professionals with appropriate industry experience.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment evaluation process.
Our audit procedures to test management’s annual impairment evaluation of the reporting units included, among others, assessing the valuation methodology, assessing the historical accuracy of management’s estimates and performing sensitivity analyses.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Cleveland, Ohio
February 24, 2026

Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$344,621	$277,242
Restricted cash short-term	1,835	1,623
Accounts receivable, net of allowance for uncollectible accounts of $2,968 and $2,532 as of December 31, 2025 and 2024, respectively	139,329	140,327
Inventories, net	54,375	49,158
Prepaid expenses and other current assets	65,250	51,031
Income taxes receivable	8,000	6,656
Total current assets	613,410	526,037
Property, plant, and equipment, net	1,130,564	1,036,892
Operating lease assets	33,393	27,551
Deferred income taxes	3,853	2,865
Post-retirement assets	53,817	42,524
Other assets	36,694	37,053
Other intangible assets, net	288,227	317,653
Goodwill	1,103,232	1,081,073
Total assets	$3,263,190	$3,071,648
Liabilities and equity
Current liabilities:
Accounts payable	$77,963	$55,098
Accrued liabilities	124,736	90,463
Deferred revenue	17,999	15,100
Current portion of long-term debt	13,973	14,803
Current portion of finance lease obligations	3,465	2,923
Current portion of operating lease obligations	5,755	5,056
Income taxes payable	5,693	7,559
Total current liabilities	249,584	191,002
Long-term debt	2,126,724	2,208,100
Finance lease obligations, less current portion	93,835	95,286
Operating lease obligations, less current portion	29,901	24,465
Noncurrent asset retirement obligations	53,496	49,319
Deferred lease income	17,057	16,784
Post-retirement obligations	8,123	7,863
Noncurrent liabilities	7,360	4,418
Deferred income taxes	71,075	69,500
Total liabilities	2,657,155	2,666,737
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at December 31, 2025 and 2024	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 shares authorized; no shares issued at December 31, 2025 and 2024	—	—
Treasury stock, at cost (1,666 and 2,571 shares at December 31, 2025 and 2024, respectively)	(17,013)	(23,434)
Additional paid-in capital	1,262,119	1,243,778
Retained deficit	(532,093)	(610,042)
Accumulated other comprehensive loss	(109,838)	(208,251)
Total equity	606,035	404,911
Total liabilities and equity	$3,263,190	$3,071,648
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Service	$995,756	$941,822	$905,598
Product	167,861	158,619	143,690
Total net revenues	1,163,617	1,100,441	1,049,288
Cost of revenues:
Service	456,311	439,543	418,611
Product	61,772	58,603	53,519
Total cost of revenues	518,083	498,146	472,130
Gross profit	645,534	602,295	577,158
Selling, general and administrative expenses	252,762	242,630	236,667
Amortization of intangible assets	30,738	62,039	63,799
Interest expense, net	155,722	164,691	142,878
Loss on refinancing of debt	1,462	24,168	—
Georgia EO litigation settlement	—	—	35,000
Illinois EO litigation settlements	64,943	—	—
Foreign exchange loss	947	199	159
Other income, net	(8,546)	(5,306)	(7,372)
Income before income taxes	147,506	113,874	106,027
Provision for income taxes	69,557	69,476	54,651
Net income	$77,949	$44,398	$51,376
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $600, $2,804 and $(3,420), respectively)	$2,386	$8,462	$(10,506)
Interest rate derivatives (net of taxes of $(718), $(1,856) and $(5,467), respectively)	(2,088)	(5,396)	(15,697)
Foreign currency translation	98,115	(118,635)	40,174
Comprehensive income (loss)	$176,362	$(71,171)	$65,347
Earnings per share:
Basic	$0.27	$0.16	$0.18
Diluted	0.27	0.16	0.18
Weighted average number of shares outstanding:
Basic	283,956	282,784	281,008
Diluted	286,421	284,906	283,222
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$77,949	$44,398	$51,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	94,908	84,260	76,577
Amortization of intangible assets	41,798	79,377	81,348
Loss on refinancing of debt	1,462	24,168	—
Deferred income taxes	22	9,433	3,449
Share-based compensation expense	30,878	36,777	32,238
Accretion of asset retirement obligations	2,321	2,638	2,413
Unrealized foreign exchange loss (gain)	9,517	(18,337)	6,057
Unrealized (gain) loss on derivatives not designated as hedging instruments	(863)	2,213	(1,637)
Amortization of debt issuance costs	5,434	7,238	9,051
Other	(4,275)	(5,367)	(5,319)
Changes in operating assets and liabilities:
Accounts receivable	7,151	2,216	(21,724)
Inventories	(2,377)	(4,753)	(9,972)
Other current assets	(12,902)	3,598	4,003
Accounts payable	5,185	(6,644)	(5,333)
Accrued liabilities	1,941	7,114	3,500
Illinois EO litigation settlement	34,000	—	(407,712)
Georgia EO litigation settlement	—	(35,000)	35,000
Income taxes payable / receivable, net	(5,461)	1,470	924
Other liabilities	295	(3,793)	(1,733)
Other long-term assets	212	(6,842)	(238)
Net cash provided by (used in) operating activities	287,195	224,164	(147,732)
Investing activities:
Purchases of property, plant and equipment	(138,018)	(179,070)	(214,975)
Other investing activities	2,874	74	69
Net cash used in investing activities	(135,144)	(178,996)	(214,906)
Financing activities:
Proceeds from long-term borrowings	—	2,259,350	500,000
Payment of revolving credit facility	—	—	(200,000)
Payments of debt issuance costs and debt discount	(4,374)	(32,071)	(25,645)
Payments of long-term borrowings	(86,104)	(2,264,373)	(2,500)
Buyout of leased facility	—	(6,736)	—
Shares withheld for employee taxes on equity awards	(6,568)	(4,428)	(4,089)
Other financing activities	(3,488)	(2,306)	(1,807)
Net cash (used in) provided by financing activities	(100,534)	(50,564)	265,959
Effect of exchange rate changes on cash and cash equivalents	16,074	(17,393)	2,039
Net increase (decrease) in cash and cash equivalents, including restricted cash	67,591	(22,789)	(94,640)
Cash and cash equivalents, including restricted cash, at beginning of period	278,865	301,654	396,294
Cash and cash equivalents, including restricted cash, at end of period	$346,456	$278,865	$301,654
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$164,015	$179,924	$173,842
Cash paid during the period for income taxes, net of tax refunds received	60,873	65,829	50,210
Purchases of property, plant and equipment included in accounts payable	25,330	10,180	16,720
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at January 1, 2023	282,421	$2,860	$(29,775)	$1,189,622	$(705,816)	$(106,653)	$350,238
Share-based compensation plans	409	—	2,593	25,556	—	—	28,149
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(10,506)	(10,506)
Foreign currency translation	—	—	—	—	—	40,174	40,174
Interest rate derivatives, net of tax	—	—	—	—	—	(15,697)	(15,697)
Net loss	—	—	—	—	51,376	—	51,376
Balance at December 31, 2023	282,830	2,860	(27,182)	1,215,178	(654,440)	(92,682)	443,734
Share-based compensation plans	636	—	3,748	28,600	—	—	32,348
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	8,462	8,462
Foreign currency translation	—	—	—	—	—	(118,635)	(118,635)
Interest rate derivatives, net of tax	—	—	—	—	—	(5,396)	(5,396)
Net income	—	—	—	—	44,398	—	44,398
Balance at December 31, 2024	283,466	2,860	(23,434)	1,243,778	(610,042)	(208,251)	404,911
Share-based compensation plans	905	—	6,421	18,341	—	—	24,762
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	2,386	2,386
Foreign currency translation	—	—	—	—	—	98,115	98,115
Interest rate derivatives, net of tax	—	—	—	—	—	(2,088)	(2,088)
Net income	—	—	—	—	77,949	—	77,949
Balance at December 31, 2025	284,371	$2,860	$(17,013)	$1,262,119	$(532,093)	$(109,838)	$606,035
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
Accounts Receivable – Accounts receivable consists of amounts billed and currently due from customers. The amounts due are stated net of the allowance for uncollectible accounts. The Company maintains an allowance for uncollectible receivables to provide for the estimated amount of receivables that will not be collected.
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
Inventories – Inventories as of December 31, 2025 and 2024 are held at Nordion. Inventories are stated at the lower of cost or net realizable value. Cost of material, labor, and manufacturing overhead are determined using standard cost, which approximates average cost. We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record a reserve for excess and obsolete inventory, which was immaterial at December 31, 2025 and 2024, when the facts and circumstances indicate that particular inventories will not be usable. If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write-down inventory values and record an adjustment to cost of revenues.
Property, Plant, and Equipment – Property, plant, and equipment is carried at cost, or initially at fair value if acquired in an acquisition, less accumulated depreciation and amortization. Except for Co-60, a radioactive isotope used in gamma radiation sterilization, all property, plant, and equipment depreciation is computed using the straight-line method over estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the term of the related lease, whichever is shorter. Co-60 is amortized using an accelerated method, which relates to the natural radioactive decay of the isotope over its estimated useful life which is approximately twenty years. Amortization of Co-60 is included within depreciation expense as a cost of revenue. Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally one to five years. For software obtained or developed for internal use, all external direct costs for materials and services and certain

Sotera Health Company
Notes to Consolidated Financial Statements
personnel costs incurred to develop the software during the application development stage are capitalized. At December 31, 2025 and 2024, we had undepreciated software costs of $17.1 million and $11.4 million, respectively, included in property, plant, and equipment, net. We recognized $4.8 million, $4.2 million and $3.3 million, of depreciation expense related to software costs for the years ending December 31, 2025, 2024 and 2023, respectively.
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
We performed a quantitative assessment of all reporting units (Sterigenics, Nordion and Nelson Labs) as of October 1, 2025. The fair value of each reporting unit was calculated using a discounted cash flow analysis which was dependent on subjective

Sotera Health Company
Notes to Consolidated Financial Statements
market participant assumptions determined by management. We further corroborated these discounted cash flow analyses utilizing a market approach to determine the estimated enterprise fair value. Assumptions used in the analyses included discount rates, revenue growth rates and projected operating cash flows. Estimates of future cash flows are based upon relevant data at a point-in-time, are subject to change, and could vary from actual results. The estimated fair value of each reporting unit exceeded its carrying amount by a sufficient margin to support a positive assertion that goodwill is not impaired. We performed a qualitative impairment assessment to evaluate any potential impairment to the indefinite-lived intangible assets. We considered significant events and circumstances that could affect the significant inputs used to determine the estimated fair value of the indefinite-lived intangible assets, and determined, after considering the totality of evidence that it is not more likely than not that the indefinite-lived intangible assets are impaired. There have been no other significant events or circumstances that occurred since the annual assessment date of October 1 that would change the conclusions reached above.
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
Asset Retirement Obligations (“ARO”) – ARO are legal obligations associated with the retirement of long-lived assets or the exit of a leased facility. We recognize a liability for an ARO in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs are then capitalized as part of the carrying amount of the long-lived asset. We lease various facilities where sterilization and ionization services are performed. Under the lease agreements, we are required to return the facilities to their original condition and to perform decommissioning activities. In addition, certain of our owned facilities are required to be decommissioned when we vacate the facility. Accretion expense is recognized in “Cost of Revenues” in the Consolidated Statements of Operations and Comprehensive Income (Loss) over time as the discounted liability is accreted to its expected settlement value.

Sotera Health Company
Notes to Consolidated Financial Statements
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
No customer accounted for 10% or more of accounts receivable at December 31, 2025 and 2024, or 10% or more of net revenues for the years ended December 31, 2025, 2024 and 2023.
Income Taxes – We use the liability method of accounting for income taxes whereby we recognize deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets will be reduced by a valuation allowance if, based on management’s estimate, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates used in the recognition of deferred tax assets are subject to revision in future periods based on new facts and circumstances.
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
Gains or losses arising from foreign currency transactions are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) as foreign exchange loss (gain). The Company routinely enters into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries and non-functional currency assets and liabilities. The foreign currency forward contracts expire on a monthly basis. For the years ended December 31, 2025, 2024 and 2023, foreign exchange loss related primarily to short-term losses (offset by short-term gains) on sales denominated in currencies other than the functional currency of our operating entities.
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
Provisions for discounts, rebates to customers, and other adjustments are provided for as reductions in net revenues in the period the related sale is recorded. Shipping and handling charges billed to customers are included in net revenues, and the related shipping and handling costs are included in “Cost of Revenues” on the Consolidated Statements of Operations and Comprehensive Income (Loss). Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from net revenue.
Payment terms vary by the type and location of the customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. We do not evaluate whether the selling price contains a financing component for contracts that have a duration of less than one year.
Share-Based Compensation – Equity-based awards issued to employees under the Sotera Health Company 2020 Omnibus Incentive Plan (“2020 Plan”) include restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock options that vest over time.
Prior to our initial public offering (the “IPO” as described in Note 14, “Stockholders' Equity”), equity-based awards were issued to employees and non-employee directors in the form of partnership interests in our predecessor, Sotera Health Topco Parent, L.P. (“Topco Parent”), which vested based on either time (“time vesting awards”) or the achievement of certain performance and market conditions (“performance awards” and, together with the time vesting awards, the “pre-IPO awards”). In connection with the IPO, Topco Parent made in-kind distributions of restricted shares of our common stock to holders of pre-IPO awards as described in Note 14, “Stockholders' Equity.” The restricted shares of our common stock distributed in respect of pre-IPO time vesting awards vested through August 2025; expense related to these unvested awards was recognized over the remaining vesting period. Expense attributable to the performance awards was recognized in its entirety in the year ended December 31, 2020 as the related performance conditions were considered probable of achievement and the implied service condition was met.
Share-based compensation expense is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) within “Selling, general and administrative expenses” at the grant date fair value over the requisite service period (one to three years for awards granted under the 2020 Plan and five years for time vesting pre-IPO awards on a straight-line basis). We

Sotera Health Company
Notes to Consolidated Financial Statements
use the Black-Scholes option pricing model to measure the grant date fair value of stock options awarded under the 2020 Plan using certain valuation assumptions. Certain RSUs and PSUs contain a performance modifier based on the achievement of growth targets of the market value of the Company’s common stock price. The fair value of these awards is estimated using a Monte Carlo simulation valuation model, as these awards are subject to a market condition. Share-based compensation expense for all awards recognizes forfeitures as they occur.
Earnings Per Share – In periods in which the Company has net income, earnings per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and securities that participate in dividends (“participating securities”). Our unvested restricted common stock distributed in respect of partnership interests in Topco Parent (“pre-IPO Class B-1 restricted stock awards”) has the right to receive non-forfeitable dividends or dividend equivalents if the Company declares dividends on its common stock. Under the two-class method, earnings are allocated to both common stock shares and participating securities based on their respective weighted-average shares outstanding for the period. Diluted earnings per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period, if dilutive, in which case the dilutive effect of such securities is calculated using the more dilutive of (a) the two-class method, or (b) treasury stock method, as applicable, to the potentially dilutive instruments. Unvested restricted common stock is not included in the weighted average common shares outstanding figure within earnings per share until the period in which the vesting condition is satisfied. In periods in which the Company has a net loss, the two-class method is not applicable because the pre-IPO Class B-1 restricted stock awards do not participate in losses. Refer to Note 16, “Earnings Per Share” for additional information.
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
2.Recent Accounting Standards
Adoption of Accounting Standard Updates
In the year ended December 31, 2025, we adopted Accounting Standards Update (“ASU”) 2023-09-Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require entities to disclose, on an annual basis, specific categories in the reconciliation of the provision (benefit) for income taxes to the statutory rate and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the ASU requires entities to disclose a disaggregation of taxes paid by category (federal, state and foreign taxes) as well as individual jurisdictions.
ASUs Issued But Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03-Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU requires entities to disaggregate certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 and clarifies that entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company expects that this ASU will increase disclosures in the annual and interim periods when adopted.

Sotera Health Company
Notes to Consolidated Financial Statements
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$755,780	$182,822	$—	$938,602
Over time	—	4,796	220,219	225,015
Total	$755,780	$187,618	$220,219	$1,163,617

	Year Ended December 31, 2024
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$697,853	$171,285	$—	$869,138
Over time	—	2,070	229,233	231,303
Total	$697,853	$173,355	$229,233	$1,100,441

	Year Ended December 31, 2023
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$667,130	$153,747	$—	$820,877
Over time	—	6,712	221,699	228,411
Total	$667,130	$160,459	$221,699	$1,049,288
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $18.0 million and $15.1 million at December 31, 2025 and 2024, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
4.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2025	2024
Raw materials and supplies	$45,569	$42,408
Work-in-process	2,436	929
Finished goods	6,622	6,039
	54,627	49,376
Reserve for excess and obsolete inventory	(252)	(218)
Inventories, net	$54,375	$49,158

Sotera Health Company
Notes to Consolidated Financial Statements
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2025	2024
Prepaid taxes	$5,212	$4,993
Prepaid business insurance	3,974	6,993
Prepaid rent	4,466	1,223
Customer contract assets	24,410	15,213
Current deposits	283	807
Prepaid maintenance contracts	490	638
Value added tax receivable	4,527	3,614
Prepaid software licensing	2,661	2,590
Stock supplies	5,012	4,025
Embedded derivatives	1,162	2,689
Other	13,053	8,246
Prepaid expenses and other current assets	$65,250	$51,031
6.Property, Plant and Equipment
Property, plant, and equipment, net, consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2025	2024
Land and buildings	$470,905	$418,038
Leasehold improvements	128,313	98,028
Machinery, equipment, including Co-60	853,195	757,568
Furniture and fixtures	9,472	9,118
Computer hardware and software	72,694	58,767
Asset retirement costs	7,925	7,368
Construction-in-progress	259,919	250,418
	1,802,423	1,599,305
Less accumulated depreciation	(671,859)	(562,413)
Property, plant and equipment, net	$1,130,564	$1,036,892
Depreciation and amortization expense for property, plant, and equipment, including property under finance leases, was $94.9 million, $84.3 million and $76.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Capitalized interest totaled $12.6 million, $16.2 million and $12.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was recorded as a reduction in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Sotera Health Company
Notes to Consolidated Financial Statements
7.Goodwill and Other Intangible Assets
Changes to goodwill during the years ended December 31, 2025 and 2024 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at January 1, 2024	$659,888	$276,929	$174,373	$1,111,190
Changes due to foreign currency exchange rates	(6,666)	(21,444)	(2,007)	(30,117)
Goodwill at December 31, 2024	653,222	255,485	172,366	1,081,073
Changes due to foreign currency exchange rates	5,697	12,286	4,176	22,159
Goodwill at December 31, 2025	$658,919	$267,771	$176,542	$1,103,232
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of December 31, 2025
Finite-lived intangible assets
Customer relationships	$167,313	$84,083
Proprietary technology	37,775	19,253
Trade names	2,400	2,000
Land-use rights	8,861	2,313
Sealed source and supply agreements	168,740	91,405
Other	900	790
Total finite-lived intangible assets	385,989	199,844

Indefinite-lived intangible assets
Regulatory licenses and other(a)	76,064	—
Trade names / trademarks	26,018	—
Total indefinite-lived intangible assets	102,082	—
Total	$488,071	$199,844

As of December 31, 2024	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$646,965	$537,871
Proprietary technology	73,464	52,976
Trade names	2,531	1,651
Land-use rights	8,493	2,008
Sealed source and supply agreements	192,630	110,668
Other	4,344	3,655
Total finite-lived intangible assets	928,427	708,829

Indefinite-lived intangible assets
Regulatory licenses and other(a)	72,550	—
Trade names / trademarks	25,505	—
Total indefinite-lived intangible assets	98,055	—
Total	$1,026,482	$708,829

Sotera Health Company
Notes to Consolidated Financial Statements
(a)Includes certain transportation certifications, a class 1B nuclear license and other intangibles related to obtaining such licensure. These assets are considered indefinite-lived as the decision for renewal by the CNSC is highly based on a licensee’s previous assessments, reported incidents, and annual compliance and inspection results. New applications for license can take a significant amount of time and cost; whereas an existing licensee with a historical record of compliance and current operating conditions is generally expected to obtain renewal, as Nordion has demonstrated over its 75 years of history. In September 2025, the CNSC renewed Nordion’s Class 1B nuclear license for a 25-year term.
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for finite-lived intangible assets was $41.8 million, $79.4 million and $81.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. $30.7 million, $62.0 million, and $63.8 million was included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, whereas the remainder was included in “Cost of revenues.”
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
2026	$22,161
2027	21,084
2028	20,537
2029	20,427
2030	20,427
Thereafter	81,509
Total	$186,145
The weighted-average remaining amortization periods of the finite-lived intangible assets by major intangible asset class as of December 31, 2025 were as follows:

(in years)	Weighted average remaining amortization period
Customer relationships	9.3
Proprietary technology	9.8
Trade names	0.8
Land-use rights	30.7
Sealed source and supply agreements	9.0
Other	0.8

Sotera Health Company
Notes to Consolidated Financial Statements
8.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
As of December 31,	2025	2024
Accrued employee compensation	$43,543	$37,018
Reserve for Illinois EO litigation settlements	34,000	—
Accrued interest expense	20,543	25,321
Embedded derivatives	1,872	4,098
Professional fees	10,483	12,572
Accrued utilities	1,786	1,651
Insurance accrual	2,131	2,326
Accrued taxes	3,287	3,923
Other	7,091	3,554
Accrued liabilities	$124,736	$90,463
9.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of December 31, 2025	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured notes due 2031	$750,000	$(3,129)	$—	$746,871
Term loan due 2031	1,419,472	(6,618)	(19,028)	1,393,826
	2,169,472	(9,747)	(19,028)	2,140,697
Less current portion	14,230	(66)	(191)	13,973
Long-term debt	$2,155,242	$(9,681)	$(18,837)	$2,126,724

(thousands of U.S. dollars)
As of December 31, 2024	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured notes due 2031	$750,000	$(3,707)	$—	$746,293
Term loan due 2031	1,505,577	(6,508)	(22,459)	1,476,610
	2,255,577	(10,215)	(22,459)	2,222,903
Less current portion	15,094	(65)	(226)	14,803
Long-term debt	$2,240,483	$(10,150)	$(22,233)	$2,208,100

Debt Facilities
Under the debt agreements summarized below, at December 31, 2025 we and SHH, our wholly owned subsidiary, had debt payment obligations under (a) a term loan in the amount of $1,419.5 million, (b) a revolving credit facility, which supported operationally-related letters of credit but was otherwise undrawn, and which provides to us capacity up to $600.0 million for future potential borrowings, and (c) $750.0 million of senior secured notes. Our debt agreements also include additional covenants, conditions and rights to request additional debt, as summarized below.
Senior Secured Credit Facilities and Indenture
On December 13, 2019, SHH entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loans”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (as amended through Amendment No. 6

Sotera Health Company
Notes to Consolidated Financial Statements
(as defined below), the “Credit Agreement”). The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.
On September 17, 2025, the Company and SHH entered into Amendment No. 6 (“Amendment No. 6”) to the Credit Agreement. Among other changes, Amendment No. 6 provides for the refinancing lenders to provide term loans (the “Repriced Term Loans”) to SHH in an aggregate principal amount of $1,419.5 million, which reflects the balance after the Company’s application of $75.0 million of available cash to repay outstanding borrowings under its term loan facility. Amendment No. 6 also reduced the interest rate spread by 0.50% across term loans under the facility, such that the Repriced Term Loans have an applicable interest rate margin equal to the Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.50%, with a 0.00% floor (with optionality for the Company to elect Alternate Base Rate (“ABR”) plus 1.50% or Adjusted Daily Simple SOFR plus 2.50% (each as defined in the Credit Agreement)). This pricing reflects both the 0.50% reduction implemented through Amendment No. 6 and a 0.25% contractual pricing step-down that was triggered in August 2025. The Repriced Term Loans are also subject to a “soft call” premium of 1.00% for certain repricing transactions with respect to the Repriced Term Loans that occur within the six-month period after the effective date of Amendment No. 6. The Repriced Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031.
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
The weighted average interest rates on borrowings under the Refinancing Term Loans for the years ended December 31, 2025 and 2024 was 7.25% and 8.29%, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
The Senior Secured Credit Facilities and the Indenture contain additional covenants that, among other things, restrict, subject to certain exceptions, limitations and qualifications, our ability and the ability of our restricted subsidiaries to engage in certain activities, such as incur additional indebtedness or permit to exist any lien on any property or asset now owned or hereafter acquired, as specified in the Senior Secured Credit Facilities and the Indenture. The Senior Secured Credit Facilities and the Indenture also contain certain customary affirmative covenants and events of default, including upon a change of control. In addition, an event of default under the Senior Secured Credit Facilities and the Indenture would occur if the Company or certain of its subsidiaries received one or more enforceable judgments for payment in an aggregate amount in excess of the greater of (i) $162.6 million or (ii) 30.0% of consolidated EBITDA or LTM EBITDA (as defined in the Credit Agreement and the Indenture, respectively) and the judgments were not stayed or remained undischarged for a period of 60 consecutive days. As of December 31, 2025, we were in compliance with all of the covenants under the Senior Secured Credit Facilities and the Indenture.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of December 31, 2025, the Company had $8.2 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $591.8 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 20, “Financial Instruments and Financial Risk”, “Derivative Instruments.”
Debt Maturities
Aggregate maturities of the Company’s long-term debt, excluding debt issuance costs and discounts, as of December 31, 2025, are as follows:

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)
2026	$14,230
2027	14,230
2028	14,230
2029	14,230
2030	14,230
Thereafter	2,098,322
Total	$2,169,472
10.Income Taxes
The geographic sources of income before income taxes were as follows:

(thousands of U.S. dollars)
Year ended December 31,	2025	2024	2023
U.S.	$(69,357)	$(116,049)	$(100,635)
Foreign	216,863	229,923	206,662
Income before income taxes	$147,506	$113,874	$106,027
Provision for income taxes consisted of the following:

(thousands of U.S. dollars)
Year ended December 31,	2025	2024	2023
Current
Federal U.S.	$8,975	$708	$(3,809)
State U.S.	1,108	1,100	924
Foreign	59,452	58,235	54,087
Total current provision	69,535	60,043	51,202
Deferred
Federal U.S.	(328)	13,645	6,933
State U.S.	670	(837)	(619)
Foreign	(320)	(3,375)	(2,865)
Total deferred provision	22	9,433	3,449
Total provision for income taxes	$69,557	$69,476	$54,651

Sotera Health Company
Notes to Consolidated Financial Statements
The provision for income taxes for the year ended December 31, 2025 is reconciled with the U.S. federal statutory rate as follows:

Year ended December 31,	2025
(thousands of U.S. dollars)	Amount	Percent
U.S. Federal Statutory Tax Rate	$30,976	21.0%
Increase (decrease) in taxes as a result of:
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	2,495	1.7
Foreign Tax Effects
Canada
State taxes, net of federal income tax effect	12,637	8.6
Foreign rate differential	(6,891)	(4.7)
Withholding tax	15,259	10.3
Other	1,058	0.7
Brazil
Foreign rate differential	1,887	1.3
Nontaxable income from application of presumed profits method	(2,301)	(1.6)
Other	1,903	1.3
Belgium
Changes in valuation allowance	1,807	1.2
Prior year differences	(1,990)	(1.3)
Other	1,960	1.3
Other Foreign Jurisdictions	3,522	2.4
Effect of Cross Border Tax Laws
Global intangible low-taxed income	1,800	1.2
Changes in Valuation Allowance	3,128	2.1
Nontaxable or Nondeductible Items
Non-deductible equity compensation	2,256	1.5
Other Adjustments	51	—
Total provision for income taxes	$69,557	47.2%
(a)State taxes in California, Illinois and Utah made up the majority (greater than 50 percent) of the tax effect in this category.

Sotera Health Company
Notes to Consolidated Financial Statements
The provision for income taxes for the years ended December 31, 2024 and 2023 is reconciled with the U.S. federal statutory rate as follows:

(thousands of U.S. dollars)
Year ended December 31,	2024	2023
Provision computed at federal statutory rate	$23,914	$22,265
Increase (decrease) in taxes as a result of:
State taxes, net of federal benefit	(2,840)	(2,889)
Valuation allowance	35,660	19,494
Global intangible low-tax income	1,691	4,861
Nondeductible share-based compensation	3,859	3,192
Foreign tax rate differential	11,893	10,595
Impact of rate changes on deferred tax balances	(914)	(92)
Tax holiday	(1,335)	(1,082)
Audit settlement	17	739
Tax credits	(259)	—
Other	(2,210)	(2,432)
Total provision for income taxes	$69,476	$54,651
The components of the tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities are as follows:

(thousands of U.S. dollars)
As of December 31,	2025	2024
Net operating loss carryforwards	$57,210	$56,097
Net capital loss carryforwards	3,652	2,890
Reserves and accruals	16,532	8,187
Employee benefits and compensation	12,636	10,481
Asset retirement obligations	12,432	11,506
Lease liability	16,462	14,381
Disallowed interest carryforward	186,937	167,369
Other	10,690	8,804
Deferred tax assets before valuation allowance	316,551	279,715
Valuation allowance	(172,294)	(160,595)
Net deferred tax assets	144,257	119,120

Depreciation and amortization	(188,522)	(170,646)
Reserves and accruals	(15,207)	(11,240)
Other	(7,750)	(3,869)
Total deferred tax liabilities	(211,479)	(185,755)
Net deferred tax liabilities	$(67,222)	$(66,635)
Noncurrent net deferred tax assets	$3,853	$2,865
Noncurrent net deferred tax liabilities	(71,075)	(69,500)
Noncurrent net deferred tax liabilities	$(67,222)	$(66,635)
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes a broad range of tax reform provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company has included the impact of the provisions effective in its 2025 consolidated financial statements, recording a

Sotera Health Company
Notes to Consolidated Financial Statements
$16.6 million tax benefit related to the reduction of the valuation allowance attributable to the change in the limitation on the deductibility of interest expense. There were no other material impacts to the Company’s results of operations or financial condition.
At December 31, 2025 and 2024, the Company had available U.S. federal net operating loss carryforwards of $155.4 million and $164.1 million, respectively, which have no expiration date. At December 31, 2025 and 2024, the Company had available state net operating loss carryforwards of $299.5 million and $293.8 million, respectively, of which $64.1 million and $89.6 million have no expiration date, and foreign net operating loss carryforwards of approximately $32.6 million and $21.4 million, respectively, the majority of which have no expiration date. At December 31, 2025 and 2024, a valuation allowance was established against foreign net operating loss carryforwards for $5.4 million and $3.6 million, respectively. At December 31, 2025 we established a valuation allowance against U.S. federal net operating loss carryforwards of $0.8 million. At December 31, 2025 and 2024, we also established a valuation allowance against U.S. state net operating loss carryforwards for $17.2 million and $12.5 million, respectively. Based on management’s assessment, it is not more likely than not that these deferred tax assets will be realized through future taxable income.
At December 31, 2025 and 2024, the deferred tax liability balance related to repatriation of earnings not deemed to be indefinitely reinvested was $7.8 million and $3.8 million, respectively. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.
The Company recognizes interest and penalties as part of the provision for income taxes. For the years ended December 31, 2025, 2024 and 2023, interest and penalties related to uncertain income tax positions that were recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) were not material.
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
A portion of the Company’s foreign operations benefit from a tax holiday, which is set to expire in 2030. This tax holiday may be terminated early if certain conditions are not met. The tax benefit attributable to this holiday was $1.1 million and $1.3 million for the fiscal years ended December 31, 2025 and 2024, respectively.
The amounts of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes for the year ended December 31, 2025 were as follows:

Year ended December 31,	2025
(thousands of US dollars)	Amount	Percent
Federal U.S.	$1,570	2.6%
State U.S.	369	0.6
Foreign
Canada	34,597	56.8
Belgium	7,477	12.3
United Kingdom	3,958	6.5
Mexico	3,310	5.4
All other foreign countries	9,592	15.8
Total cash paid for income taxes, net of refunds received	$60,873

Sotera Health Company
Notes to Consolidated Financial Statements
11.Employee Benefits
Employee Retirement Benefits in the U.S.
We have a defined-contribution retirement plan that covers all U.S. employees upon date of hire. Contributions are directed by each participant into various investment options. Under this plan, we match participants’ contributions based on plan provisions. The Company’s contributions, which are expensed as incurred, were $6.0 million, $6.0 million, and $5.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are recorded in the same line as the respective employee’s wages. Administrative expenses related to the plan are paid by the Company and are not material.
Employee Retirement Benefits Outside the U.S.
The Company participates in qualified supplemental retirement and savings plans in various countries outside the U.S. where we operate. Under these defined-contribution plans, funding and costs are generally based upon a predetermined percentage of employee compensation. The Company’s contributions, which are expensed as incurred and recorded in the same line as the respective employee’s wages, were $2.0 million, $1.7 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

Year ended December 31,
(thousands of U.S. dollars)	2025	2024	2023
Service cost	$495	$570	$525
Interest cost	9,478	10,435	10,917
Expected return on plan assets	(15,825)	(15,823)	(16,108)
Net periodic benefit	$(5,852)	$(4,818)	$(4,666)
The following weighted average assumptions were used in the determination of the PBO and the net periodic benefit:

Year ended December 31,	2025	2024
Projected benefit obligation
Discount rate	4.82%	4.65%
Rate of compensation increase	3.00%	3.00%
Periodic benefit
Discount rate	4.65%	4.65%
Expected return on plan assets	6.00%	6.25%
Rate of compensation increase	3.00%	3.00%

Sotera Health Company
Notes to Consolidated Financial Statements
The changes in the PBO, fair value of plan assets, and the funded status of the plans are as follows:

(thousands of U.S. dollars)
As of December 31,	2025	2024
Change in projected benefit obligation:
Projected benefit obligation, as of beginning of the year	$220,633	$239,947
Service cost	635	732
Interest cost	9,478	10,435
Benefits paid	(12,468)	(12,737)
Actuarial (gain) loss	(4,105)	935
Foreign currency exchange rate changes	10,561	(18,679)

Projected benefit obligation, end of year	$224,734	$220,633

Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the year	$262,703	$268,424
Actual return on plan assets	13,764	27,925
Benefits paid	(12,468)	(12,737)
Employer contributions	515	604
Employee contributions	140	162
Foreign currency exchange rate changes	12,766	(21,675)

Fair value of plan assets, end of year	$277,420	$262,703

Funded status at end of year	$52,686	$42,070

Accumulated benefit obligation, end of year	$222,331	$218,122
The Nordion defined benefit pension plan was overfunded as of December 31, 2025 and December 31, 2024.
The funded status, measured as the difference between the fair value of the plan assets and the PBO, are included in “Post-retirement assets” for overfunded plans and “Post-retirement obligations” for underfunded plans in the Consolidated Balance Sheets.
A reconciliation of the funded status to amounts recognized in the Consolidated Balance Sheets is as follows:

(thousands of U.S. dollars)
As of December 31,	2025	2024
Projected benefit obligation	$224,734	$220,633
Fair value of plan assets	277,420	262,703
Plan assets greater than projected benefit obligation (noncurrent assets)	52,686	42,070
Unrecognized net actuarial gain	2,196	107
The following table illustrates the amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of pension expense:

(thousands of U.S. dollars)
As of December 31,	2025	2024
Net actuarial gain	$2,196	$107
Deferred income taxes	(510)	(27)
Accumulated other comprehensive income – net of tax	$1,686	$80
We do not expect to reclassify any of the net actuarial gain in accumulated other comprehensive income to net periodic pension income in the next twelve months.

Sotera Health Company
Notes to Consolidated Financial Statements
The weighted average asset allocation of the Company’s pension plans was as follows:

Asset Category	Target	2025	2024
Cash	0.0%	0.6%	0.6%
Fixed income	54.0%	53.1%	52.3%
Equities	27.0%	25.9%	25.9%
Hedge funds	19.0%	20.4%	21.2%
Total	100.0%	100.0%	100.0%
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
Fixed income securities, equity securities and hedge fund assets – These assets are invested in managed funds that are measured at fair value using the net asset value per share practical expedient and, therefore, are not categorized in the fair value hierarchy.
Expected future benefit payments from plan assets are as follows:

(thousands of U.S. dollars)
Year Ended December 31,
2026	$13,813
2027	14,168
2028	14,339
2029	14,506
2030	14,617
2031 - 2035	74,377
$145,820
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

Sotera Health Company
Notes to Consolidated Financial Statements
The interest cost and amortization of net actuarial gain are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income (Loss). The components of net periodic benefit cost for the other benefit plans were as follows:

(thousands of U.S. dollars)
Year Ended December 31,	2025	2024	2023
Service cost	$5	$10	$9
Interest cost	343	371	398
Amortization of net actuarial gain	(69)	(170)	(197)
Net periodic benefit cost	$279	$211	$210
The weighted average assumptions used to determine the PBO and net periodic pension cost for these plans were as follows:

Year Ended December 31,	2025	2024
Projected benefit obligation:
Discount rate	4.82%	4.65%
Rate of compensation increase	3.00%	3.00%
Initial health care cost trend rate	7.00%	7.00%
Ultimate health care cost trend rate	4.00%	4.00%
Years until ultimate trend rate is reached	15	15
Benefit cost:
Discount rate	4.65%	4.65%
Rate of compensation increase	3.00%	3.00%
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have had the following impact on our consolidated financial statements in 2025:

(thousands of U.S. dollars)	1% Increase	1% Decrease
Change in net periodic benefit cost	$21	$(18)
Change in projected benefit obligation	510	(434)

Sotera Health Company
Notes to Consolidated Financial Statements
The changes in the projected benefit obligation and the funded status of the other post-retirement plans were as follows:

(thousands of U.S. dollars)
As of December 31,	2025	2024
Change in projected benefit obligation:
Projected benefit obligation	$8,375	$8,964
Service cost	5	10
Interest cost	343	371
Benefits paid	(512)	(609)
Actuarial (gain) loss	(311)	211
Plan participant contributions	131	132
Foreign currency exchange rate changes	398	(704)

Projected benefit obligation, end of year	$8,429	$8,375

Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the year	$512	$525
Benefits paid	(188)	(187)
Employer (refunds) contributions	(38)	216
Foreign currency exchange rate changes	20	(42)

Fair value of plan assets, end of year	$306	$512

Underfunded status at end of year	$(8,123)	$(7,863)

Accumulated benefit obligation, end of year	$8,410	$8,364
The Nordion post-retirement benefit pension plans are underfunded as of December 31, 2025 and 2024.
A reconciliation of the funded status to the net plan liabilities recognized in the Consolidated Balance Sheets is as follows:

(thousands of U.S. dollars)
As of December 31,	2025	2024
Projected benefit obligation	$8,429	$8,375
Fair value of plan assets	306	512
Plan assets less than projected benefit obligation (noncurrent liabilities)	(8,123)	(7,863)
Unrecognized actuarial gains	1,870	1,549
The other benefit plan liabilities are presented on the Consolidated Balance Sheets as “Post retirement obligations.”
The following table illustrates the amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of other benefit plan expense:

(thousands of U.S. dollars)
As of December 31,	2025	2024
Net actuarial gain	$1,870	$1,549
Deferred income taxes	(593)	(444)
Accumulated other comprehensive income – net of tax	$1,277	$1,105

Sotera Health Company
Notes to Consolidated Financial Statements
Based on the actuarial assumptions used to develop the Company’s benefit obligations as of December 31, 2025, the following benefit payments are expected to be made to plan participants:

(thousands of U.S. dollars)
Years ended December 31
2026	$550
2027	585
2028	510
2029	511
2030	514
2031 - 2035	2,628
Total	$5,298
The Company currently has no funding requirements as the Nordion pension plan had a going concern surplus as of January 1, 2025, as defined by Canadian federal regulations, which require solvency testing on defined benefit pension plans on an annual basis.
The Company may obtain a qualifying letter of credit for solvency payments, up to 15% of the market value of solvency liabilities as determined on the valuation date, instead of cash payment into the pension fund. As of December 31, 2025 we had no letters of credit outstanding relating to the defined benefit plans. As of December 31, 2024 we had $6.4 million of letters of credit outstanding relating to the defined benefit plans. The actual funding requirements over the five-year period will be dependent on subsequent annual actuarial valuations. These amounts are estimates, which may change with actual investment performance, changes in interest rates, any pertinent changes in Canadian government regulations, and any voluntary contributions.
12.Related Parties
For the years ended December 31, 2025, 2024 and 2023, the Company did not engage in any material related party transactions.
13.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.

Sotera Health Company
Notes to Consolidated Financial Statements
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – January 1, 2023	$3,209		$(131,205)	$21,343		$(106,653)
Other comprehensive income (loss) before reclassifications	(10,308)		40,174	6,441		36,307
Amounts reclassified from accumulated other comprehensive income (loss)	(198)	(a)	—	(22,138)	(b)	(22,336)
Net current-period other comprehensive income (loss)	(10,506)		40,174	(15,697)		13,971
Ending balance – December 31, 2023	$(7,297)		$(91,031)	$5,646		$(92,682)

Beginning balance – January 1, 2024	$(7,297)		$(91,031)	$5,646		$(92,682)
Other comprehensive income (loss) before reclassifications	8,632		(118,635)	4,449		(105,554)
Amounts reclassified from accumulated other comprehensive income (loss)	(170)	(a)	—	(9,845)	(b)	(10,015)
Net current-period other comprehensive income (loss)	8,462		(118,635)	(5,396)		(115,569)
Ending balance – December 31, 2024	$1,165		$(209,666)	$250		$(208,251)

Beginning balance – January 1, 2025	$1,165		$(209,666)	$250		$(208,251)
Other comprehensive income (loss) before reclassifications	2,455		98,115	(966)		99,604
Amounts reclassified from accumulated other comprehensive income (loss)	(69)	(a)	—	(1,122)	(b)	(1,191)
Net current-period other comprehensive income (loss)	2,386		98,115	(2,088)		98,413
Ending balance – December 31, 2025	$3,551		$(111,551)	$(1,838)		$(109,838)
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
15.Share-Based Compensation
Pre-IPO Awards
Prior to our IPO, the Company’s equity-based awards issued to service providers (including directors and employees) included partnership interests in our predecessor, Topco Parent (Class B-1 or B-2 Units), which vested based on either time or the achievement of certain performance and market conditions.
Restricted stock distributed in respect of pre-IPO Class B-1 time vesting units vested on a daily basis pro rata over a five-year vesting period (20% per year) beginning on the original vesting commencement date of the corresponding Class B-1 time vesting units, subject to the grantee’s continued services through each vesting date. All pre-IPO Class B-1 time vesting units were fully vested as of August 2025.
Restricted stock distributed in respect of pre-IPO Class B-2 Units were considered performance vesting units. The performance thresholds were satisfied on March 4, 2024 and, as a result, all outstanding B-2 Units were fully vested as of that date.
We recognized $0.5 million, $1.6 million and $2.0 million of share-based compensation expense related to the pre-IPO Class B-1 awards for the years ended December 31, 2025, 2024, and 2023, respectively.
A summary of the activity for the years ended December 31, 2025, 2024 and 2023 related to the restricted stock distributed in respect of the pre-IPO awards (Class B-1 and B-2) is presented below:

	Restricted Stock - Pre-IPO B-1	Restricted Stock - Pre-IPO B-2
At January 1, 2023	716,091	1,098,415
Forfeited	(16,243)	(111,304)
Vested	(347,401)	—
At December 31, 2023	352,447	987,111
Forfeited	(2,651)	—
Vested	(278,345)	(987,111)
At December 31, 2024	71,451	—
Vested	(71,451)	—
At December 31, 2025	—	—
2020 Omnibus Incentive Plan
We maintain the 2020 Plan that allows for grants of incentive stock options to employees (including employees of any of our subsidiaries), nonstatutory stock options, restricted stock awards (“RSAs”), RSUs, PSUs and other cash-based, equity-based or equity-related awards to employees, directors, and consultants, including employees or consultants of our subsidiaries. A maximum of 27.9 million shares of common stock were originally available for awards under the 2020 Plan. At December 31, 2025, 13.8 million shares were available for future awards. The Company plans to issue authorized but unissued shares under the 2020 Plan or shares from treasury to satisfy requirements of awards paid with shares.
In March 2025, we awarded PSUs to certain members of the Company’s senior executive team. PSUs are designed to vest based on a combination of financial performance factors and continued service through the end of a three-year performance period. The PSUs’ financial performance factors have a threshold, target and maximum level of achievement and vest according to the performance level achieved by the Company during the performance period. Upon issuance of PSUs, we assume the financial performance target will be reached for the measurement period when determining the amount of compensation expense. If information becomes available to indicate that achievement above the target level is probable, compensation expense is adjusted accordingly.

Sotera Health Company
Notes to Consolidated Financial Statements
In addition, in March 2025, we awarded RSUs to certain members of the Company’s senior executive team with a performance modifier based on the achievement of growth targets for the market value of the Company’s common stock price. The amount of awards that vest at the end of a service period may exceed the target number of RSUs awarded based on the stock price growth achieved.
In March 2025, our CEO was awarded PSUs (also referred to as share appreciation units or “SAUs”) that vest according to the achievement of stock price increases over their three-year performance period.
We recognize share-based compensation expense at grant date fair value over the requisite service period on a straight-line basis in our Consolidated Statements of Operations and Comprehensive Income (Loss), in “Selling, general and administrative expenses.” We recognized $30.5 million ($7.3 million for stock options, $20.4 million for RSUs and $2.8 million for PSUs and SAUs), $35.2 million ($16.4 million for stock options and $18.8 million for RSUs) and $30.4 million ($14.4 million for stock options and $16.0 million for RSUs) of share-based compensation expense for these awards for the years ended December 31, 2025, 2024 and 2023, respectively.
Stock Options
We use a Black-Scholes option pricing model to estimate the fair value of stock options. The expected volatility is based on the volatility of similar publicly traded businesses within the same or similar industry as the Company in combination with our own volatility. We used the simplified method to estimate the expected term due to the limited quantity of historical stock option exercises. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant.
Weighted-average grant-date fair values of stock options and the assumptions used in estimating the fair values are as follows. No stock options were granted during the year ended December 31, 2025.

For the year ended December 31,	2024	2023
Weighted average grant date fair value per option	$7.35	$7.13
Expected term (years)	6 years	6 years
Risk-free interest rate	4.2%	4.2%
Expected volatility	46.8%	50.0%
Stock options generally vest ratably over a period of two to four years. They have an exercise price equal to the fair market value of a share of common stock on the date of grant, and a contractual term of 10 years. The following table summarizes our stock option activity for the year ended December 31, 2025:

	Number of Shares	Weighted-average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value (millions of U.S. dollars)
Outstanding at the beginning of the year	8,328,051	$14.94
Forfeited	(113,221)	18.92
Exercised	(30,949)	14.59
Outstanding at the end of the year	8,183,881	$14.89	6.6 years	$35.3
Exercisable at the end of the year	6,841,193	$14.80	6.3 years	$32.2
Unvested at the end of the year	1,342,688	$15.32	7.9 years	$3.1
At December 31, 2025, the total unrecognized compensation expense related to stock options expected to be recognized over the weighted-average period of approximately 1.1 years is $4.9 million. The total fair value of stock options vested during the years ended December 31, 2025, 2024 and 2023 was $9.8 million, $16.3 million and $10.6 million, respectively.
RSUs
RSUs generally vest ratably over a period of one to four years and are valued based on the market price on the date of grant. For RSUs with performance modifiers, management estimated the fair value using a Monte Carlo simulation valuation model, as

Sotera Health Company
Notes to Consolidated Financial Statements
these awards are subject to a market condition. The following table summarizes our unvested RSUs activity for the year ended December 31, 2025:

	Number of Shares	Weighted-average Grant Date Fair Value
Unvested at the beginning of the year	2,278,537	$13.73
Granted	1,583,130	13.48
Forfeited	(89,892)	12.87
Vested	(1,365,684)	12.74
Unvested at the end of the year	2,406,091	$14.16
As of December 31, 2025, total unrecognized compensation expense related to RSUs expected to be recognized over the weighted-average period of approximately 1.7 years is $18.6 million. The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $17.3 million, $15.4 million and $14.1 million, respectively. The weighted average grant date fair value of RSUs awarded during the years ended December 31, 2024 and 2023 was $14.05 and $16.95, respectively.
PSUs
PSUs vest at the end of a three-year service period and are valued based on our market price on the date of grant. PSUs awarded to our CEO with vesting conditions dependent upon the achievement of stock price increases were valued using a Monte Carlo simulation valuation model. The following table summarizes our unvested PSUs for the year ended December 31, 2025:

	Number of Shares	Weighted-average Grant Date Fair Value
Unvested at December 31, 2024	—	—
Granted	865,256	10.86
Forfeited	(5,604)	$11.68
Unvested at December 31, 2025	859,652	$10.86
16.Earnings Per Share
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

Sotera Health Company
Notes to Consolidated Financial Statements
Our basic and diluted earnings per common share are calculated as follows:

	Year Ended December 31,
in thousands of U.S. dollars and share amounts (except per share amounts)	2025	2024	2023
Earnings:
Net income	$77,949	$44,398	$51,376
Less: Allocation to participating securities	4	59	287
Net income attributable to Sotera Health Company common stockholders	$77,945	$44,339	$51,089
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	283,956	282,784	281,008
Dilutive effect of potential common shares	2,465	2,122	2,213
Weighted-average common shares outstanding - diluted	286,421	284,906	283,222
Earnings per Common Share:
Net income per common share attributable to Sotera Health Company common stockholders - basic	$0.27	$0.16	$0.18
Net income per common share attributable to Sotera Health Company common stockholders - diluted	0.27	0.16	0.18
Diluted earnings per shares does not consider the following potential common shares as the effect would be anti-dilutive:

	Year Ended December 31,
in thousands of share amounts	2025	2024	2023
RSUs	9	34	291
Stock options	5,550	5,469	4,108
Total anti-dilutive securities	5,559	5,503	4,399
17.Leases
We lease certain facilities and equipment under various non-cancelable leases. Most of our real property leases provide for renewal periods and rent escalations and stipulate that we pay taxes, maintenance, and certain other operating expenses applicable to the leased premises.
The components of lease expense were as follows:

	Year Ended December 31,
(thousands of U.S. dollars)	2025	2024	2023
Operating lease costs (a)	$13,207	$13,267	$13,920
Finance lease costs:
Amortization of right of use assets	6,474	8,438	8,152
Interest on lease liabilities	6,105	6,064	4,394
Total finance lease costs	12,579	14,502	12,546
Total lease costs	$25,786	$27,769	$26,466
(a)Includes $1.7 million, $1.5 million, and $1.4 million of short-term lease costs in the years ended December 31, 2025, 2024, and 2023, respectively.

Sotera Health Company
Notes to Consolidated Financial Statements
Lease terms and discount rates were as follows:

	Year Ended December 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	11.1 years	7.3 years
Finance leases	14.9 years	15.2 years
Weighted average discount rate:
Operating leases	6.90%	6.57%
Finance leases	6.55%	6.55%
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(thousands of U.S. dollars)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,917	$7,382	$10,067
Operating cash flows for finance leases	6,332	6,277	3,988
Finance cash flows for finance leases	3,903	8,088	1,823
Supplemental non-cash information was as follows:

	Year Ended December 31,
(thousands of U.S. dollars)	2025	2024	2023
Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$10,822	$10,550	$4,559
Finance leases	431	36,016	14,770
Maturities of lease liabilities as of December 31, 2025 are as follows:

(thousands of U.S. dollars)	Operating Leases	Finance Leases	Total
2026	$8,134	$9,689	$17,823
2027	7,187	9,968	17,155
2028	5,760	10,263	16,023
2029	4,717	9,933	14,650
2030	3,767	9,634	13,401
2031 and Thereafter	22,069	108,811	130,880
Total lease payments	51,634	158,298	209,932
Less imputed interest	(15,978)	(60,998)	(76,976)
Total lease liabilities	$35,656	$97,300	$132,956
18.Asset Retirement Obligations (“ARO”)
Our ARO represent the present value of future remediation costs. The associated asset retirement costs are also capitalized as part of the carrying amounts of the related long-lived assets in property, plant and equipment in the Consolidated Balance Sheets. The capitalized future site remediation costs are depreciated and the ARO are accreted over the life of the related assets. These amounts are included in depreciation and amortization expense, respectively, within cost of revenues in the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
Each year, we review decommissioning costs and consider changes in marketplace rates. The following table describes changes to our ARO liability during the years presented:

(thousands of U.S. dollars)
For the years ended December 31,	2025	2024
ARO – beginning of period	$49,319	$47,944
Changes in estimates	191	1,240
Accretion expense	2,321	2,638
Foreign currency exchange and other	1,665	(2,503)
ARO – end of period	$53,496	$49,319
We recorded depreciation expense on the ARO of $0.6 million, $0.4 million and $0.4 million, for the years ended December 31, 2025, 2024, and 2023 respectively.
We are obligated to provide financial assurance to local and state licensing authorities for possible future decommissioning costs associated with the various facilities that hold Co-60. At December 31, 2025 and 2024, $50.3 million and $49.1 million, respectively, of the standby letters of credit referenced above and surety bonds were outstanding in favor of the various local and state licensing authorities in the event we defaulted on our decommissioning obligation.
19.Commitments and Contingencies
We depend on a limited number of suppliers and our agreements with these suppliers account for material portions of our supply and direct material costs. These costs include obligations under various supply agreements in our Nordion segment for
Co-60 that are enforceable and legally binding on us. As of December 31, 2025, we had minimum purchase commitments primarily with domestic and international suppliers of raw materials for the Nordion business totaling $2,379.5 million, $53.1 million to $72.9 million in each of the next five years. The terms of these long-term supply or service arrangements range from 1 to 39 years. In addition, our Sterigenics segment has obligations to purchase ethylene oxide (“EO”). Our contract to purchase EO in the U.S. requires us to purchase all of our requirements from one supplier, and our contracts to purchase EO outside the U.S. generally require that we purchase a specified percentage of our requirements for our operations in the countries covered by those contracts. We expect to utilize the Co-60 and EO encompassed by these agreements in the normal course of our business and therefore our commitments under these agreements are not recognized on the consolidated balance sheets as a liability.
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
The information regarding those lawsuits set forth below, including the number of claims, is as of December 31, 2025, except as otherwise indicated.
Ethylene Oxide Tort Litigation
Sterigenics U.S., LLC (“Sterigenics”) and other medical supply sterilization companies have been subjected to tort lawsuits alleging various injuries caused by low-level environmental exposure to EO used at or emitted or released from sterilization facilities. Those lawsuits, as detailed further below, are individual claims, as opposed to class actions.
California
As of February 20, 2026, subsidiaries of the Company and other parties are defendants in Los Angeles County Superior Court in which the plaintiffs assert approximately 120 claims for personal injury or wrongful death allegedly resulting from use, emissions and releases of EO from Sterigenics’ Vernon facilities (the “Vernon Cases”). The Vernon Cases have been assigned to one judge, with initial trials scheduled for January and April 2027. Eight individual claims have been selected as the “First Plaintiff Group” and are being prioritized for discovery.
Georgia
Subsidiaries of the Company and other parties are defendants in lawsuits in Georgia in which plaintiffs allege personal injuries, wrongful death and property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility.
As of February 20, 2026, approximately 450 personal injury and wrongful death claims pending in the State Court of Cobb County (the “Georgia Trial Court”) are assigned to a single judge (the “Georgia Personal Injury Cases”). The Georgia Personal Injury Cases are governed by case management orders pursuant to which general causation issues in a pool of eight cases are to be adjudicated in Phase 1 and specific causation issues in those pool cases are to be adjudicated in Phase 2; the remaining Georgia Personal Injury Cases, including 15 cases that include both personal injury and property claims and one personal injury lawsuit that is pending before a different judge, are stayed.
On November 22, 2024, the Georgia Trial Court issued a Phase 1 ruling on general causation issues granting in part and denying in part defendants’ motions to exclude certain Phase 1 expert testimony and defendants’ motions for summary judgment on Phase 1 issues (the “General Causation Ruling”). Plaintiffs and defendants appealed the General Causation Ruling to the Court of Appeals of Georgia (the “Phase 1 General Causation Appeals”).
While the Phase 1 General Causation Appeals were pending, three of the pool cases selected by plaintiffs’ counsel proceeded to Phase 2 (the “Phase 2 Cases”). On October 17, 2025, the Georgia Trial Court issued its Phase 2 rulings on specific causation issues granting Sterigenics’ motions to exclude three of plaintiffs’ specific causation expert witnesses and granting Sterigenics’ motions for summary judgment in all three Phase 2 Cases (“the “Specific Causation Ruling”). On October 28, 2025, the Georgia Trial Court entered an order also adopting its Specific Causation Ruling with respect to our subsidiary Sotera Health LLC. Plaintiffs in the Phase 2 Cases appealed the Specific Causation Ruling to the Court of Appeals of Georgia (the “Phase 2 Specific Causation Appeals”).
On October 31, 2025, the Court of Appeals of Georgia ruled on the Phase 1 General Causation Appeals, finding that, as Sterigenics contended on appeal, the General Causation Ruling failed to apply the proper standard for determining the admissibility of expert testimony on general causation, vacating the General Causation Ruling and remanding the pool cases to the Georgia Trial Court with instructions to apply the proper standard in ruling on general causation issues. The Court of Appeals also instructed the Georgia Trial Court to consider whether plaintiffs can prove general causation through

Sotera Health Company
Notes to Consolidated Financial Statements
epidemiological evidence and background risks of the diseases at issue. The Georgia Trial Court is conducting further Phase 1 proceedings in the five remanded pool cases that are not involved in the Phase 2 Specific Causation Appeals.
Subsidiaries of the Company and other parties are also defendants in a lawsuit filed in May 2020 in which employees of a sterilization customer of Sterigenics allege they were injured while working at the customer’s distribution facility by exposure to residual EO allegedly emanating from products of the customer that had been sterilized by Sterigenics. The case has been transferred from the Georgia Trial Court to the Superior Court of Cobb County and is proceeding on plaintiffs’ Fifth Amended Complaint. Pursuant to the customer’s contract with Sterigenics, the customer is indemnifying Sterigenics against this lawsuit.
As of February 20, 2026, approximately 305 lawsuits have been filed in the Georgia Trial Court against subsidiaries of the Company and other parties in which plaintiffs allege property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility. These cases have been consolidated for pretrial purposes (the “Consolidated Property Cases”). Proceedings in a pool of nine of the Consolidated Property Cases are governed by case management orders pursuant to which the parties completed discovery and defendants filed motions to exclude certain plaintiffs’ expert testimony and motions for summary judgment, which remain pending. The remaining cases are stayed.
Illinois
Lawsuits against subsidiaries of the Company and other parties have been filed in the Circuit Court of Cook County, Illinois, by plaintiffs alleging personal injury or wrongful death resulting from use, emissions and releases of EO from Sterigenics’ former Willowbrook facility (the “Willowbrook Cases”). As of February 20, 2026, subsidiaries of the Company and other parties are defendants in one Willowbrook Case in which two plaintiffs are asserting claims for personal injuries.
In April 2025, Sterigenics entered into a binding term sheet to pay $30.9 million to resolve 97 claims, including claimants with pending lawsuits and claimants who asserted claims but had yet to file lawsuits. The settlement was finalized in September 2025.
In July 2025, Sterigenics entered into a binding term sheet to pay $34.0 million to resolve 129 additional claims, including claimants with pending lawsuits and claimants who asserted claims but had yet to file. The settlement was finalized in February 2026.
New Mexico
The Company and certain subsidiaries are defendants in a lawsuit filed in the Third Judicial District Court, Doña Ana County, New Mexico (the “Trial Court”) in which the New Mexico Attorney General (“NMAG”) alleges that use, emissions and releases of EO from Sterigenics’ facility in Santa Teresa have deteriorated the air quality in surrounding communities and materially contributed to increased health risks for residents of those communities and seeks declaratory and permanent injunctive relief and damages. In April 2024, the Court of Appeals of the State of New Mexico denied the NMAG’s petition for leave to file an interlocutory appeal of the Trial Court’s August 2023 order granting Sterigenics’ motion for summary judgment on strict liability, the Unfair Practices Act claim, and the claims for decreased property values, increased healthcare costs and medical monitoring costs, and remanded the case to the District Court of Doña Ana County for further proceedings on the remaining claims. In January 2026, the Trial Court denied NMAG’s May 2025 motion to modify the Trial Court’s August 2023 summary judgment order to reinstate the NMAG’s claim for recovery of healthcare cost damages. The case is set for trial in July 2026.
* * *
Additional EO lawsuits have been threatened relating to Sterigenics’ current and former EO sterilization facilities in the United States and may be filed in the future. These threats of additional EO lawsuits are comparable to threats that have similarly been made against other companies within our industry. Based on our view of the strength of the science and related evidence that emissions of EO from Sterigenics’ operations have not caused and could not have caused the harms alleged in such lawsuits, we believe that losses in the remaining or future EO cases through trials and any appeals that may prove necessary are not probable. Although the Company is vigorously defending against the EO tort claims, future settlements of EO tort claims are reasonably possible. The previously disclosed settlements of certain cases related to our facilities in Willowbrook and Atlanta were driven by dynamics unique to the claims that were settled and thus should not give rise to presumptions that the Company will settle additional EO tort claims and/or that any such settlements will be for comparable amounts.

Sotera Health Company
Notes to Consolidated Financial Statements
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
We are pursuing additional insurance coverage for our legal expenses related to EO tort lawsuits. On August 27, 2021, Sterigenics filed an insurance coverage lawsuit in the U.S. District Court for the Northern District of Illinois (the “Illinois District Court”) relating to two commercial general liability policies issued in the 1980s (the “Northern District of Illinois Coverage Lawsuit”). The Illinois District Court issued an order declaring that the defendant insurer owes a duty to Sterigenics and another insured party to defend the Willowbrook Cases (the “Duty to Defend Order”) and entered judgment for Sterigenics in January 2024 in the amount of $110.2 million for certain defense costs incurred in the Willowbrook Cases as of August 2022 (the “Defense Costs Judgment”). The defendant insurer appealed the Duty to Defend Order and Defense Costs Judgment to the United States Court of Appeals for the Seventh Circuit. On January 23, 2026 the Illinois Supreme Court issued an opinion answering a question of Illinois law certified to it by the Seventh Circuit Court of Appeals, holding that a permit or regulation authorizing emissions plays no role in assessing the application of a pollution exclusion in a standard form commercial general liability policy. The Seventh Circuit Court of Appeals is conducting further proceedings in light of the Illinois Supreme Court’s opinion.
Sterigenics is also a party in insurance coverage lawsuits instituted on March 27, 2023 in the Delaware Superior Court, on February 3, 2025 in the Los Angeles County Superior Court and, in January 2023, in the Circuit Court of Cook County, Illinois (after being granted leave to intervene on May 6, 2024), relating to insurance coverage from various historical commercial general liability policies for certain EO litigation settlement amounts and defense costs that the defendant insurer in the Northern District of Illinois Coverage Lawsuit may fail to fund. The Delaware Superior Court case has been stayed pending resolution of the coverage lawsuit in the Circuit Court of Cook County. The coverage lawsuits in the Circuit Court of Cook County lawsuit and the Los Angeles County Superior Court have been stayed pending resolution of the question certified to the Illinois Supreme Court. It is not possible to predict how much, if any, of the insurance proceeds sought will ultimately be recovered.
Sotera Health Company Securities Litigation and Related Matters
In January 2023, a stockholder class action was filed in the U.S. District Court for the Northern District of Ohio (the “Ohio District Court”) against the Company, certain past and present directors and senior executives, the Company’s private equity stockholders and the underwriters of the Company’s IPO in November 2020 and the Company’s secondary public offering (“SPO”) in March 2021 (the “Michigan Funds Litigation”). In April 2023, the Ohio District Court appointed the Oakland County Employees’ Retirement System, Oakland County Voluntary Employees’ Beneficiary Association, and Wayne County Employees’ Retirement System (the “Michigan Funds”) to serve as lead plaintiff to prosecute claims on behalf of a proposed class of stockholders who acquired shares of the Company in connection with our IPO or SPO between November 20, 2020 and September 19, 2022 (the “Proposed Class”). The Michigan Funds allege that certain statements made regarding the safety of the Company’s use of EO and/or the EO tort lawsuits and other risks of its EO operations violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (when made in the registration statements for the IPO and SPO) and Sections 10(b), Section 20(a) and Rule 10b-5 of the Exchange Act (when made in subsequent securities filings and other contexts) and seek compensatory, rescissory or statutory damages. On March 19, 2025, the Ohio District Court issued a Memorandum Opinion and Order granting the Company’s motion to dismiss the Amended Complaint and entered judgment dismissing the Michigan Funds

Sotera Health Company
Notes to Consolidated Financial Statements
Litigation with prejudice (the “Dismissal Order and Judgment”). The Michigan Funds appealed the Dismissal Order and Judgment to the United States Court of Appeals for the Sixth Circuit (the “Michigan Funds Appeal”). On February 24, 2026, the United States Court of Appeals for the Sixth Circuit affirmed the Dismissal Order and Judgment.
In May 2024, a stockholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) for the benefit of the Company as the nominal defendant (the “May 2024 Derivative Litigation”). The plaintiffs allege breaches of fiduciary duties, insider trading, unjust enrichment and other violations by certain past and present directors and senior executives of the Company and the Company’s private equity stockholders, and seek damages sustained by the Company and other forms of relief including restitution, rescission and disgorgement. On June 25, 2024, the Delaware Chancery Court stayed the May 2024 Derivative Litigation pending a ruling on the merits on the motion to dismiss the Amended Complaint in the Michigan Funds Litigation and that stay has been extended by agreement of the parties until the Sixth Circuit Court of Appeals decides the Michigan Funds Appeal.
The Company plans to vigorously defend the May 2024 Derivative Litigation.
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
Derivatives Designated in Hedge Relationships
From time to time, the Company utilizes interest rate derivatives designated in hedge relationships to manage interest rate risk associated with our variable rate borrowings. These instruments are measured at fair value with changes in fair value recorded as a component of “Accumulated other comprehensive loss” on our Consolidated Balance Sheets.
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
In March 2023, we entered into an interest rate swap agreement with a notional amount of $400.0 million. The interest rate swap was effective on August 23, 2023 and expired on August 23, 2025. We designated the interest rate swap as a cash flow hedge designed to hedge the variability of cash flows attributable to changes in the SOFR benchmark interest rate of our Term Loan (or any successor thereto). We received interest at the one-month Term SOFR rate and paid a fixed interest rate under the terms of the swap agreement.
Derivatives Not Designated in Hedge Relationships
The Company also enters into foreign currency forward contracts to manage foreign currency exchange rate risk of our intercompany loans in certain of our international subsidiaries and non-functional currency assets and liabilities. The foreign currency forward contracts expire on a monthly basis. These foreign currency derivatives are not designated in hedge relationships.
Embedded Derivatives
We have embedded derivatives in certain of our customer and supply contracts as a result of the currency of the contract being different from the functional currency of the parties involved. Changes in the fair value of the embedded derivatives are recognized in “Other income, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Sotera Health Company
Notes to Consolidated Financial Statements
The following table provides a summary of the notional and fair values of our derivative instruments:

	December 31, 2025				December 31, 2024
(in U.S. dollars; notional in millions, fair value in thousands)			Fair Value				Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	400.0		—	2,346	400.0		459	—
Derivatives not designated as hedging instruments
Foreign currency forward contracts	—		—	—	263.7		88	198
Embedded derivatives	264.4	(a)	1,162	1,872	230.8	(a)	2,689	4,098
Total	$664.4		$1,162	$4,218	$894.5		$3,236	$4,296
(a)Represents the total notional amounts for certain of the Company’s supply and sales contracts accounted for as embedded derivatives.
Embedded derivatives assets/liabilities and foreign currency forward contracts are included in “Prepaid expenses and other current assets” and “Accrued Liabilities” on our Consolidated Balance Sheets depending upon their position at period end. Interest rate swaps are included in “Other assets” and “Noncurrent liabilities” on the Consolidated Balance Sheets depending upon their position at period end.
The following table summarizes the activities of our derivative instruments for the periods presented, and the line item they are recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss):

(thousands of U.S. dollars)
Year Ended December 31,	2025	2024	2023
Realized gain on interest rate derivatives recorded in interest expense, net(a)	$(1,505)	$(13,233)	$(33,094)
Unrealized (gain) loss on embedded derivatives recorded in other income, net	(863)	2,213	(1,637)
Realized (gain) loss on foreign currency forward contracts recorded in foreign exchange loss	(6,033)	18,055	(2,025)
Unrealized (gain) loss on foreign currency forward contracts recorded in foreign exchange loss	(110)	249	(412)
(a)    Amounts represent periodic settlement of interest rate caps and swaps.
We expect to reclassify approximately $1.0 million of after-tax net losses on derivative instruments from accumulated other comprehensive income (loss) to income during the next 12 months associated with our cash flow hedges. Refer to Note 13, “Other Comprehensive Income (Loss)” for unrealized gains on interest rate derivatives, net of applicable tax, recorded in other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income to interest expense, net of applicable tax, during the years ended December 31, 2025 and December 31, 2024.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of December 31, 2025 and 2024, accounts receivable was net of an allowance for uncollectible accounts of $3.0 million and $2.5 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
The following table discloses the fair value our financial assets and liabilities:

As of December 31, 2025		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap liability	2,346	—	2,346	—
Derivatives not designated as hedging instruments(b)
Embedded derivative assets	1,162	—	1,162	—
Embedded derivative liabilities	1,872	—	1,872	—
Current portion of long-term debt(c)
Term Loan, due 2031	13,973	—	14,327	—
Long-Term Debt(c)
Senior secured Notes, due 2031	746,871	—	789,375	—
Term loan, due 2031	1,379,853	—	1,410,539	—
Finance Lease Obligations (with current portion)(d)	97,300	—	97,300	—

As of December 31, 2024		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap	$459	$—	$459	$—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contracts assets	88	—	88	—
Foreign currency forward contracts liabilities	198	$—	$198	$—
Embedded derivative assets	2,689	—	2,689	—
Embedded derivative liabilities	4,098	—	4,098	—
Current portion of long-term debt(c)
Term loan, due 2031	14,803	—	15,123	—
Long-Term Debt(c)
Secured Notes, due 2031	746,293	—	759,375	—
Term loan, due 2031	1,461,807	—	1,493,314	—
Finance Lease Obligations (with current portion)(d)	98,209	—	98,209	—
(a)Derivatives designated as hedging instruments are measured at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss). Interest rate swaps are valued using pricing models that

Sotera Health Company
Notes to Consolidated Financial Statements
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
(c)Carrying amounts of current portion of long-term debt and long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair value of these instruments are based upon quoted prices for the Term Loan and the Secured Notes in inactive markets as provided by an independent fixed income security pricing service.
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
Segment Revenue Concentrations
For the year ended December 31, 2025, two customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 34.8% and 11.0% of the total segment’s external net revenues for the year ended December 31, 2025. For the year ended December 31, 2024, one customer reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. This customer represented 34.3% of the total segment’s external net revenues for the year ended December 31, 2024. For the year ended December 31, 2023, two customers reported within the Nordion segment individually represented 10% or more of the segment’s total net revenues. These customers represented 34.9% and 13.9% of the total segment’s external net revenues for the year ended December 31, 2023.
Financial information for each of our segments is presented in the following table:

Sotera Health Company
Notes to Consolidated Financial Statements

	Year Ended December 31, 2025
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$755,780	$187,618	$220,219	$1,163,617
Segment expenses(b)	306,621	74,533	141,477	522,631
Corporate expense allocation(c)	36,266	5,507	5,412	47,185
Segment income	$412,893	$107,578	$73,330	$593,801

	Year Ended December 31, 2024
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$697,853	$173,355	$229,233	$1,100,441
Segment expenses(b)	286,434	67,087	155,088	508,609
Corporate expense allocation(c)	33,248	5,048	4,962	43,258
Segment income	$378,171	$101,220	$69,183	$548,574

	Year Ended December 31, 2023
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$667,130	$160,459	$221,699	$1,049,288
Segment expenses(b)	275,424	59,399	148,209	483,032
Corporate expense allocation(c)	29,494	4,382	4,351	38,227
Segment income	$362,212	$96,678	$69,139	$528,029
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $25.9 million, $58.7 million and $43.9 million in revenues from sales to our Sterigenics segment for the years ended December 31, 2025, 2024 and 2023, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for all periods presented.
(b)Segment expenses are comprised of direct materials, labor, utilities, other costs of revenues, SG&A, and other non-operating expense (income) attributable to each segment.
(c)Corporate operating expenses that are directly incurred by a segment are reflected in each segment’s income. The remaining Corporate operating expenses for executive management, accounting, IT, legal, human resources, treasury, investor relations, corporate development, tax, purchasing, and marketing not directly incurred by a segment are allocated to the segments primarily based on total net revenue.
Capital expenditures by segment for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(thousands of U.S. dollars)	2025	2024	2023
Sterigenics	$99,383	$131,258	$163,043
Nordion	21,832	34,928	38,351
Nelson Labs	16,803	12,884	13,581
Total capital expenditures	$138,018	$179,070	$214,975
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the CODM.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of segment income to consolidated income (loss) before taxes is as follows:

(thousands of U.S. dollars)
Year Ended December 31,	2025	2024	2023
Segment income	$593,801	$548,574	$528,029
Less adjustments:
Interest expense, net	155,722	164,691	142,878
Depreciation and amortization(a)	136,428	161,797	157,925
Share-based compensation(b)	31,068	36,896	32,364
Loss on refinancing of debt(c)	1,462	24,168	—
Loss (gain) on foreign currency and derivatives not designated as hedging instruments, net(d)	58	2,448	(1,552)
Business optimization expenses(e)	8,068	9,368	7,662
Professional services relating to EO sterilization facilities(f)	46,225	32,694	45,312
Illinois EO litigation settlements(g)	64,943	—	—
Georgia EO litigation settlement(h)	—	—	35,000
Accretion of asset retirement obligation(i)	2,321	2,638	2,413
Consolidated income before taxes	$147,506	$113,874	$106,027
(a)Includes depreciation of Co-60 held at gamma irradiation sites, and excludes accelerated depreciation associated with business optimization activities.
(b)Represents share-based compensation expense related to employees and Non-Employee Directors. See Note 15, “Share-Based Compensation” for further information.
(c)Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the refinancing activity for the Term Loans, the Secured Notes and the Revolving Credit Facility.
(d)Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(e)Represents (i) certain costs related to divestitures, acquisitions and the integration of acquisitions, (ii) professional fees and other costs associated with business optimization, cost saving and other process enhancement projects, and (iii) legal, consulting, and other fees associated with secondary offerings and shareholder engagement.
(f)Represents litigation and other professional fees associated with our EO sterilization facilities.
(g)Represents (i) the cost to settle 97 pending and threatened EO claims against Sterigenics in Illinois pursuant to the term sheet entered into on April 3, 2025 and (ii) the cost to settle 129 pending and threatened EO claims against Sterigenics in Illinois pursuant to the term sheet entered into on July 23, 2025. See Note 19, “Commitments and Contingencies.”
(h)Represents the cost to settle 79 pending EO claims in Georgia under a settlement entered into on December 21, 2023. See Note 19, “Commitments and Contingencies.”
(i)Represents non-cash accretion of ARO related to Co-60 gamma and EO processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.

Sotera Health Company
Notes to Consolidated Financial Statements
Geographic Information
Net revenues for geographic area are reported by the country’s origin of the revenues.

(thousands of U.S. dollars)
Year Ended December 31,	2025	2024	2023
United States	$629,543	$616,684	$590,967
Canada	221,948	208,886	192,050
Europe	232,179	196,011	187,542
Other	79,947	78,860	78,729
Total	$1,163,617	$1,100,441	$1,049,288
The ‘Other’ category above is primarily comprised of net revenues from Asian and Latin American countries that individually represent 2% or less of our total net revenues.
Long-lived assets are based on physical locations and are comprised of the net book value of property, plant, and equipment.

(thousands of U.S. dollars)
As of December 31,	2025	2024
United States	$620,410	$587,707
Canada	212,350	188,498
Europe	204,453	174,227
Other	93,351	86,460
Total	$1,130,564	$1,036,892
The ‘Other’ category above is primarily comprised of long-lived assets in Asian and Latin American countries that individually represent 3% or less of our total long-lived assets.

Sotera Health Company
Schedule II – Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Period	Charges (credits) to costs and expense	Deductions(1)	Translation Adjustments(2)	Balance at End of Period

Year Ended December 31, 2025
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$2,532	$2,119	$(1,746)	$63	$2,968
Deferred tax asset valuation allowance	160,595	11,135	—	564	172,294
Year Ended December 31, 2024
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$4,689	$(435)	$(1,580)	$(142)	$2,532
Deferred tax asset valuation allowance	125,435	35,660	—	(500)	160,595
Year Ended December 31, 2023
Deducted from asset accounts:
Allowance for uncollectible accounts receivable	$1,871	$4,313	$(1,502)	$7	$4,689
Deferred tax asset valuation allowance	105,600	19,682	—	153	125,435
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
Management’s Annual Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control-Integrated Framework, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K and is included in this Item 9A below.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Sotera Health Company
Opinion on Internal Control Over Financial Reporting
We have audited Sotera Health Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sotera Health Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 24, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 24, 2026

Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information required by this Item is incorporated by reference to the sections titled “Board Composition, Nominations Process and Director Qualifications,” “Proposal One: Election of Director Nominees,” “Corporate Governance” and “Insider Trading Policy” to be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2025.
The following table sets forth information about our executive officers as of February 19, 2026:

Name	Age	Position

Michael B. Petras, Jr.	58	Chairman and Chief Executive Officer
Jonathan (Jon) Lyons	48	Senior Vice President and Chief Financial Officer
Michael (Mike) P. Rutz	54	President of Sterigenics
Alexander (Alex) Dimitrief	67	Senior Vice President and General Counsel
Set forth below is a brief description of the business experience of our executive officers.
Michael B. Petras, Jr. has served as our Chief Executive Officer since June 2016 and as the Chairman of our board of directors since October 2020. Mr. Petras also served as a member of Topco Parent’s board of managers from June 2016 to November 2020 and served as the Chairman of Topco Parent’s board of managers from January 2019 to November 2020. Prior to joining the Company, Mr. Petras served as chief executive officer of Post-Acute Solutions at Cardinal Health, Inc. (“Cardinal Health”), a multinational healthcare services company, from 2015 to 2016 and chief executive officer of Cardinal Health at-Home from 2013 to 2015. From 2011 to 2013, he was the chief executive officer for AssuraMed Holdings, Inc., a medical products supplier, which was sold to Cardinal Health in 2013. From 2008 to 2011, Mr. Petras was president and chief executive officer at GE Lighting, a General Electric Company (“GE”) business unit. During his over 20-year career at GE, he held several management positions in multiple disciplines. Mr. Petras was named to the board of directors of the Cleveland Clinic in 2016 and elected Vice Chair of the board of directors in 2020. Mr. Petras also serves on the board of directors of John Carroll University. Mr. Petras holds a B.S.B.A. in finance from John Carroll University and an M.B.A. in marketing from Case Western Reserve University.
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
Michael (Mike) P. Rutz has served as President of Sterigenics since October 2020. Prior to that, Mr. Rutz was Chief Operating Officer of Sterigenics from May 2020 to October 2020. Prior to joining the Company, he was senior vice president and general manager of the Semiconductor Business Unit at Littelfuse, Inc. (“Littelfuse”), a multinational electronic manufacturing company, where he was responsible for leading sales, marketing, product development, operations and business development for power and protection-based semiconductor products. Mr. Rutz joined Littelfuse in 2014 as senior vice president of global operations, overseeing the company’s manufacturing, procurement, planning, quality, and operational excellence initiatives. Prior to joining Littelfuse, Mr. Rutz served as senior vice president global supply chain at WMS Gaming, a Chicago-based manufacturer of equipment and software for the gaming industry. Mr. Rutz also spent 16 years with Motorola Solutions, Inc., a telecommunications company, in the paging, cellular and networking groups, most recently as vice president, networks supply chain. Mr. Rutz holds a Bachelor’s degree in Mechanical Engineering from the University of Michigan and Master’s degrees in Mechanical Engineering and Management from the Massachusetts Institute of Technology.

Alexander (Alex) Dimitrief has served as our Senior Vice President and General Counsel since November 2022 and served as Secretary from November 2022 to December 2024. Prior to joining the Company, from February 2020 to October 2022, he was a partner at Zeughauser Group, a legal management consulting firm, where he remains as an advisor. Mr. Dimitrief is also an independent director of Eos Energy Enterprises, Global Chair of Ronald McDonald House and an advisor to Earlylands Advisory. He was a senior fellow and distinguished adjunct professor at New York Law School from August 2020 to December 2022 and a lecturer on law at Harvard Law School from September 2019 to December 2022. Mr. Dimitrief previously served in a variety of leadership roles at GE. He was president and chief executive officer of GE’s Global Growth Organization from late 2017 until his retirement from GE in January 2019. He previously served as GE’s senior vice president and general counsel from 2015 to 2018 and held other senior legal roles at GE beginning in 2007. Prior to joining GE, Mr. Dimitrief was a partner at Kirkland & Ellis LLP, where he practiced law for twenty years. Mr. Dimitrief holds a B.A. in Economics and Political Science from Yale College and a J.D. from Harvard Law School.
Item 11. Executive Compensation
The information required by this Item is incorporated by reference to the sections titled “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Tables,” “Potential Termination Payments” and “CEO Pay Ratio” to be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated by reference to the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference to the sections titled “Director Independence” and “Certain Relationships and Related Party Transactions” to be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated by reference to the sections titled “Independent Registered Public Accounting Firm Fees” and “Policy on Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” to be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the fiscal year ended December 31, 2025.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents Filed with Report
(1)Consolidated Financial Statements
The consolidated financial statements are filed as part of this Annual Report on Form 10-K under Item 8, “Financial Statements and Supplementary Data”
(2)Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.
(3)Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference, as applicable, as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant		10-K	001-39729	3.1	2021-03-09

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sotera Health Company, dated May 23, 2024		8-K	001-39729	3.1	2024-05-24

3.3	Amended and Restated Bylaws of Sotera Health Company		10-Q	001-39729	3.1	2024-11-05

4.1	Description of our Common Stock		10-K	001-39729	4.1	2021-03-09

4.2	Amended and Restated Registration Rights Agreement		10-K	001-39729	4.2	2021-03-09

4.3	Indenture dated as of May 30, 2024, among Sotera Health Holdings, LLC, as Issuer of the Notes, Sotera Health Company, as Holdings, and the Guarantors party hereto and Wilmington Trust, National Association		10-Q	001-39729	4.1	2024-08-05

4.4	Form of 7.375% Senior Secured Notes due 2031		10-Q	001-39729	4.2	2024-08-05

4.5	Notes Security Agreement, dated as of May 30, 2024, among Sotera Health Holdings, LLC, Sotera Health Company, the other Grantors party thereto, and Wilmington Trust, National Association		10-Q	001-39729	4.3	2024-08-05

10.1+	Employment Agreement by and between Sotera Health Company and Michael B. Petras, Jr., dated as of November 10, 2020		S-1/A	333-249648	10.1	2020-11-12

10.2+	Executed Employment Offer by Sotera Health Company and Alex Dimitrief dated as of October 28, 2022		10-K	001-39729	10.7	2023-02-28

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.3+	Executed Restrictive Covenants Agreement by and between Sotera Health Company and Alex Dimitrief, dated as of November 1, 2022		10-K	001-39729	10.8	2023-02-28
10.4+	Cash Retention Bonus Agreement by and between Michael Rutz and Sotera Health Company dated as of November 7, 2022		10-K	001-39729	10.9	2023-02-28

10.5+	Amended and Restated Employment Offer by Sotera Health Company and Jonathan M. Lyons dated as of February 26, 2025		10-Q	001-39729	10.2	2025-05-01

10.6+	Executed Restrictive Covenants Agreement by and between Sotera Health Company and Jonathan M. Lyons dated as of June 26, 2023		10-Q	001-39729	10.3	2023-08-03

10.7+	Sotera Health Company Supplemental Retirement Benefit Plan, effective as of January 1, 2018		S-1/A	333-249648	10.4	2020-11-12

10.8+	Sotera Health Company 2020 Omnibus Incentive Plan		S-1/A	333-249648	10.5	2020-11-12

10.9+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Restricted Stock Unit Grant Notice and Agreement		S-1/A	333-249648	10.6	2020-11-12

10.10+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Stock Option Grant Notice and Agreement		S-1/A	333-249648	10.7	2020-11-12

10.11	Form of Indemnification Agreement entered into between the Registrant and each director and executive officer		S-1/A	333-249648	10.8	2020-11-02

10.12	Stockholders Agreement		10-K	001-39729	10.9	2021-03-09

10.13	2019 Credit Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the lenders and issuing banks party thereto and Jefferies Finance LLC, as first lien administrative agent and first lien collateral agent		S-1	333-249648	10.10	2020-10-23

10.14	Guarantee Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the other guarantors party thereto and Jefferies Finance LLC, as first lien collateral agent		S-1	333-249648	10.11	2020-10-23

10.15	Collateral Agreement, dated as of December 13, 2019, among the Registrant, Sotera Health Holdings, LLC, the other guarantors party thereto and Jefferies Finance LLC, as first lien collateral agent		S-1	333-249648	10.12	2020-10-23

10.16	Patent Security Agreement, dated as of December 13, 2019, between Sterigenics U.S., LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.13	2020-10-23

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.17	Trademark Security Agreement, dated as of December 13, 2019, between Sterigenics U.S., LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.14	2020-10-23

10.18	Trademark Security Agreement, dated as of December 13, 2019, between Nelson Laboratories, LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.15	2020-10-23

10.19	Trademark Security Agreement, dated as of December 13, 2019, between Sotera Health LLC and Jefferies Finance LLC, as collateral agent		S-1	333-249648	10.16	2020-10-23

10.20	Copyright Security Agreement, dated as of December 13, 2019, among Jefferies Finance LLC and Nelson Laboratories, LLC, as collateral agent		S-1	333-249648	10.17	2020-10-23

10.21	First Lien Collateral Agreement, dated as of July 31, 2020, among the Registrant, Sotera Health Holdings, LLC, the other grantors party thereto and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.26	2020-10-23

10.22	Patent Security Agreement, dated as of July 31, 2020, between Sterigenics U.S., LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.27	2020-10-23

10.23	Trademark Security Agreement, dated as of July 31, 2020, between Sotera Health Holdings LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.28	2020-10-23

10.24	Copyright Security Agreement, dated as of July 31, 2020, between Nelson Laboratories, LLC and Wilmington Trust, National Association, as first lien notes collateral agent		S-1	333-249648	10.29	2020-10-23

10.25†	Restated Supply Agreement, dated as of October 6, 2020, between Balchem Corporation and Sterigenics U.S., LLC, Sterigenics S. De R.L. De C.V., Sterigenics Costa Rica S.R.L. and Sterigenics EO Canada, Inc.		S-1/A	333-249648	10.30	2020-11-18

10.26+	Form of Restricted Stock Agreement and Acknowledgement		S-1/A	333-249648	10.31	2020-11-12

10.27+	Non-Employee Director Compensation Policy		S-1/A	333-249648	10.32	2020-11-12

10.28+	Employment Agreement by and between Sotera Health LLC and Michael P. Rutz, dated as of May 21, 2020		10-K	001-39729	10.26	2021-03-09

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date

10.29	Incremental Facility Amendment to the 2019 Credit Agreement, dated as of December 17, 2020, among Sotera Health Company, Sotera Health Holdings, LLC, the Incremental Amendment Revolving Lends party thereto, Jefferies Finance LLC, as First Lien Administrative Agent, each Issuing Bank and the Other Loan Parties		10-K	001-39729	10.27	2021-03-09

10.30	Refinancing Amendment to the First Lien 2019 Credit Agreement, dated as of January 20, 2021, among Sotera Health Company, Sotera Health Holdings, LLC, the Refinancing Lenders Party thereto, the Revolving Lenders party to the First Lien Credit Agreement and Jefferies Finance LLC, as First Lien Administrative Agent and First Lien Collateral Agent		10-K	001-39729	10.28	2021-03-09

10.31	Revolving Facilities Amendment to the 2019 Credit Agreement, dated as of March 26, 2021, among Sotera Health Company, Sotera Health Holdings, LLC, the Refinancing Lenders Party thereto, the Revolving Lenders party to the First Lien Credit Agreement and Jefferies Finance LLC, as First Lien Administrative Agent and First Lien Collateral Agent		10-Q	001-39729	10.2	2021-05-13

10.32	Amendment to First Lien 2019 Credit Agreement, dated as of December 23, 2021 by and among Sotera Health Company, Sotera Health Holdings, LLC, and JPMorgan Chase Bank, N.A. as First Lien Administrative Agent and First Lien Collateral Agent		10-K	001-39729	10.31	2022-03-01

10.33	Amendment to First Lien 2019 Credit Agreement, dated as of March 24, 2022, by and among Sotera Health Company, Sotera Health Holdings, LLC, and JPMorgan Chase Bank, N.A. as First Lien Administrative Agent		10-K	001-39729	10.37	2023-02-28

10.34	Incremental Facility Amendment No. 2, dated as of March 21, 2023, to the First Lien Credit Agreement dated as of December 13, 2019 by and among Sotera Health Company, Sotera Health Holdings, LLC, certain subsidiaries of Sotera Health Company, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and the lenders and issuing banks party thereto		8-K	001-39729	10.1	2023-03-22

10.35	Amendment, dated as of June 22, 2023, to the First Lien Credit Agreement dated as of December 13, 2019 by and among Sotera Health Company, Sotera Health Holdings, LLC, certain subsidiaries of Sotera Health Company, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and the lenders and issuing banks party thereto		8-K	001-39729	10.1	2023-06-22

			Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.36	Amendment No. 3 to the First Lien Credit Agreement, dated March 1, 2024, by and among Sotera Health Company, Sotera Health Holdings, LLC, the Refinancing Revolving Lenders, and JPMorgan Chase Bank, N.A., as First Lien Administrative Agent		8-K	001-39729	10.1	2024-03-04

10.37	Amendment No. 4 to First Lien Credit Agreement, dated as of May 30, 2024, among Sotera Health Company, Sotera Health Holdings, LLC, each Term and Revolving Lender party and JPMorgan Chase Bank, N.A., as First Lien Administrative Agent		10-Q	001-39729	10.1	2024-08-05

10.38	Amendment No. 5 to the First Lien Credit Agreement, dated as of April 30, 2025, by and among Sotera Health Company, Sotera Health Holdings, LLC, certain subsidiaries of Sotera Health Company, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and the lenders and issuing banks party thereto		10-Q	001-39729	10.1	2025-05-01

10.39	Amendment No. 6, dated as of September 17, 2025, to the First Lien Credit Agreement dated as of December 13, 2019 by and among Sotera Health Company, Sotera Health Holdings, LLC, certain subsidiaries of Sotera Health Company, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent, and the 2025 Refinancing Term Lenders party thereto		8-K	001-39729	10.1	2025-09-18

10.40+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Restricted Stock Unit Grant Notice (As Amended) and Agreement		10-K	001-39729	10.48	2023-02-28

10.41+	Form of Sotera Health Company 2020 Omnibus Incentive Plan Stock Option Grant Notice (As Amended) and Agreement		10-K	001-39729	10.49	2023-02-28

10.42+	Form of Restricted Stock Unit Grant Notice and Agreement (under 2020 Omnibus Incentive Plan) (for Chief Executive Officer grants starting in 2025)	*

10.43+	Form of Restricted Stock Unit Grant Notice, Agreement and Performance Memo (under 2020 Omnibus Incentive Plan) (for other executive grants starting in 2025)	*

10.44+	Form of Restricted Stock Unit Grant Notice and Agreement (under 2020 Omnibus Incentive Plan) (retention awards)	*

10.45+	Form of Performance Share Unit Grant Notice, Agreement and Performance Memo (under 2020 Omnibus Incentive Plan) (for Chief Executive Officer share appreciation unit grants starting in 2025)	*

Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
10.46+	Form of Performance Share Unit Grant Notice, Agreement and Performance Memo (under 2020 Omnibus Incentive Plan) (other executive grants starting 2025)	*

10.47+	Form of Performance Share Unit Grant Notice, Agreement and Performance Memo (under 2020 Omnibus Incentive Plan) (for Chief Executive Officer performance share unit grants starting in 2025)	*

10.48+	Cash Retention Bonus Agreement, dated as of March 3, 2025, by and between the Company and Jonathan M. Lyons	*

19.1	Insider Trading Policy of Sotera Health Company		10-K	001-39729	19.1	2025-02-27

21.1	List of Subsidiaries	*

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

97.1	Sotera Health Company Policy for the Recovery of Erroneously Awarded Compensation		10-K	001-39729	97.1	2024-02-27

101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

Incorporated by Reference
Exhibit No	Description of Exhibits	Filed/Furnished Herewith	Form	File No.	Exhibit	Filing Date
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
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
Date: February 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael B. Petras, Jr.	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2026
Michael B. Petras, Jr.
/s/ Jonathan M. Lyons	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2026
Jonathan M. Lyons
/s/ Ruoxi Chen	Director	February 24, 2026
Ruoxi Chen
/s/ Sean L. Cunningham	Director	February 24, 2026
Sean L. Cunningham
/s/ Karen A. Flynn	Director	February 24, 2026
Karen A. Flynn
/s/ Ann R. Klee	Director	February 24, 2026
Ann R. Klee
/s/ Richard G. Kyle	Director	February 24, 2026
Richard G. Kyle
/s/ Robert B. Knauss	Director	February 24, 2026
Robert B. Knauss
/s/ Constantine S. Mihas	Director	February 24, 2026
Constantine S. Mihas
/s/ James C. Neary	Director	February 24, 2026
James C. Neary
/s/ Vincent K. Petrella	Director	February 24, 2026
Vincent K. Petrella
/s/ Christopher A. Simon	Director	February 24, 2026
Christopher A. Simon
/s/ David E. Wheadon	Director	February 24, 2026
David E. Wheadon