Form 10-Q
period 2026-03-31
Sotera Health Co
filed 2026-05-05
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of April 28, 2026, there were 285,166,994 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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
•the risks associated with the introduction of artificial intelligence (“AI”) technology;
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
•our significant degree of leverage and how this leverage could adversely affect our ability to raise additional capital, limit our ability to react to challenges facing our Company or broader changes in our industry or the economy, limit our flexibility in operating our business through restrictions contained in our debt agreements and/

or prevent us from meeting our obligations under our existing and future agreements governing our indebtedness; and
•the influence that certain investment funds and entities affiliated with Warburg Pincus and GTCR, which we refer to collectively as the “Sponsors,” continue to have over us.
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
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under Part II, Item 1A, “Risk Factors,” as well as Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”). If any of these trends, risks or uncertainties actually occur or continue, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
Unless expressly indicated or the context requires otherwise, the terms “Sotera Health,” “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Sotera Health Company, a Delaware corporation, and, where appropriate, its subsidiaries on a consolidated basis.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements
Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$314,147	$344,621
Restricted cash short-term	1,798	1,835
Accounts receivable, net of allowance for uncollectible accounts of $2,562 and $2,968, respectively	137,256	139,329
Inventories, net	57,494	54,375
Prepaid expenses and other current assets	68,969	65,250
Income taxes receivable	6,307	8,000
Total current assets	585,971	613,410
Property, plant, and equipment, net	1,143,452	1,130,564
Operating lease assets	32,896	33,393
Deferred income taxes	3,769	3,853
Post-retirement assets	54,953	53,817
Other assets	37,866	36,694
Other intangible assets, net	279,357	288,227
Goodwill	1,097,634	1,103,232
Total assets	$3,235,898	$3,263,190
Liabilities and equity
Current liabilities:
Accounts payable	$76,688	$77,963
Accrued liabilities	85,629	124,736
Deferred revenue	13,741	17,999
Current portion of long-term debt	13,983	13,973
Current portion of finance lease obligations	3,577	3,465
Current portion of operating lease obligations	5,788	5,755
Income taxes payable	8,398	5,693
Total current liabilities	207,804	249,584
Long-term debt	2,124,327	2,126,724
Finance lease obligations, less current portion	93,201	93,835
Operating lease obligations, less current portion	29,381	29,901
Noncurrent asset retirement obligations	53,852	53,496
Deferred lease income	16,651	17,057
Post-retirement obligations	7,983	8,123
Noncurrent liabilities	5,152	7,360
Deferred income taxes	75,042	71,075
Total liabilities	2,613,393	2,657,155
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at March 31, 2026 and December 31, 2025	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 shares authorized; no shares issued at March 31, 2026 and December 31, 2025	—	—
Treasury stock, at cost (881 and 1,666 shares at March 31, 2026 and December 31, 2025, respectively)	(12,100)	(17,013)
Additional paid-in capital	1,263,189	1,262,119
Retained deficit	(505,504)	(532,093)
Accumulated other comprehensive loss	(125,940)	(109,838)
Total equity	622,505	606,035
Total liabilities and equity	$3,235,898	$3,263,190
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Revenues:
Service	$241,608	$223,940
Product	38,437	30,583
Total net revenues	280,045	254,523
Cost of revenues:
Service	118,828	107,629
Product	14,148	11,462
Total cost of revenues	132,976	119,091
Gross profit	147,069	135,432
Selling, general and administrative expenses	68,211	63,061
Amortization of intangible assets	3,031	15,327
Illinois EO litigation settlement	—	30,943
Interest expense, net	34,745	40,876
Foreign exchange (gain) loss	(571)	289
Other income, net	(960)	(241)
Income (Loss) before income taxes	42,613	(14,823)
Provision (Benefit) for income taxes	16,024	(1,563)
Net income (loss)	26,589	(13,260)
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $(36) and $3, respectively)	(104)	10
Interest rate derivatives (net of taxes of $560 and $(266), respectively)	1,633	(772)
Foreign currency translation	(17,631)	19,560
Comprehensive income	$10,487	$5,538
Earnings (Loss) per share:
Basic	$0.09	$(0.05)
Diluted	0.09	(0.05)
Weighted average number of shares outstanding:
Basic	284,887	283,558
Diluted	287,622	283,558
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Operating activities:
Net income (loss)	$26,589	$(13,260)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	25,212	22,130
Amortization of intangible assets	5,602	18,674
Deferred income taxes	4,167	(16,075)
Share-based compensation expense	14,393	7,242
Accretion of asset retirement obligations	673	574
Unrealized foreign exchange (gain) loss	(2,102)	5,359
Unrealized loss on derivatives not designated as hedging instruments	1,194	1,604
Amortization of debt issuance costs	1,467	1,270
Other	(1,656)	(1,468)
Changes in operating assets and liabilities:
Accounts receivable	891	13,630
Inventories	(4,088)	(11,839)
Other current assets	(2,997)	(3,693)
Accounts payable	2,815	11,671
Accrued liabilities	(10,862)	(10,169)
Illinois EO litigation settlements	(34,000)	30,943
Income taxes payable / receivable, net	4,049	(556)
Other liabilities	(200)	71
Other long-term assets	(1,712)	(587)
Net cash provided by operating activities	29,435	55,521
Investing activities:
Purchases of property, plant and equipment	(46,166)	(19,918)
Other investing activities	1,038	37
Net cash used in investing activities	(45,128)	(19,881)
Financing activities:
Payment on long-term borrowings	(3,558)	(3,773)
Payments of debt issuance costs	—	(10)
Shares withheld for employee taxes on equity awards	(8,802)	(3,600)
Other financing activities	(419)	(704)
Net cash used in financing activities	(12,779)	(8,087)
Effect of exchange rate changes on cash and cash equivalents	(2,039)	(337)
Net (decrease) increase in cash and cash equivalents, including restricted cash	(30,511)	27,216
Cash and cash equivalents, including restricted cash, at beginning of period	346,456	278,865
Cash and cash equivalents, including restricted cash, at end of period	$315,945	$306,081
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$36,546	$47,416
Cash paid during the period for income taxes, net of tax refunds received	9,200	12,215
Purchases of property, plant and equipment included in accounts payable	20,689	13,042
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at December 31, 2024	283,466	$2,860	$(23,434)	$1,243,778	$(610,042)	$(208,251)	$404,911
Share-based compensation plans	389	—	2,579	1,063	—	—	3,642
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	10	10
Foreign currency translation	—	—	—	—	—	19,560	19,560
Interest rate derivatives, net of tax	—	—	—	—	—	(772)	(772)
Net loss	—	—	—	—	(13,260)	—	(13,260)
Balance at March 31, 2025	283,855	$2,860	$(20,855)	$1,244,841	$(623,302)	$(189,453)	$414,091

	Shares	Amount	Amount	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Common Stock	Common Stock	Treasury Stock
Balance at December 31, 2025	284,371	$2,860	$(17,013)	$1,262,119	$(532,093)	$(109,838)	$606,035
Share-based compensation plans	785	—	4,913	1,070	—	—	5,983
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(104)	(104)
Foreign currency translation	—	—	—	—	—	(17,631)	(17,631)
Interest rate derivatives, net of tax	—	—	—	—	—	1,633	1,633
Net income	—	—	—	—	26,589	—	26,589
Balance at March 31, 2026	285,156	$2,860	$(12,100)	$1,263,189	$(505,504)	$(125,940)	$622,505
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
We operate and report in three segments: Sterigenics, Nordion and Nelson Labs. We describe our reportable segments in Note 15, “Segment Information”. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates – In preparing our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), we make estimates and assumptions that affect the amounts reported and the accompanying notes. We regularly evaluate the estimates and assumptions used and revise them as new information becomes available. Actual results may vary from those estimates.
Interim Financial Statements – The accompanying consolidated financial statements include the assets, liabilities, operating results, and cash flows of the Company and its wholly owned subsidiaries. These financial statements are prepared in accordance with U.S. GAAP for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes in our 2025 10-K.
2.Recent Accounting Standards
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
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three months ended March 31, 2026 and 2025:

(thousands of U.S. dollars)	Three Months Ended March 31, 2026
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$186,135	$41,014	$—	$227,149
Over time	—	995	51,901	52,896
Total	$186,135	$42,009	$51,901	$280,045

(thousands of U.S. dollars)	Three Months Ended March 31, 2025
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$169,684	$32,300	$—	$201,984
Over time	—	257	52,282	52,539
Total	$169,684	$32,557	$52,282	$254,523

Sotera Health Company
Notes to Consolidated Financial Statements
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $13.7 million and $18.0 million at March 31, 2026 and December 31, 2025, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
4.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
	March 31, 2026	December 31, 2025
Raw materials and supplies	$51,303	$45,569
Work-in-process	347	2,436
Finished goods	6,091	6,622
	57,741	54,627
Reserve for excess and obsolete inventory	(247)	(252)
Inventories, net	$57,494	$54,375
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
	March 31, 2026	December 31, 2025
Prepaid taxes	$5,625	$5,212
Prepaid business insurance	5,279	3,974
Prepaid rent	4,852	4,466
Customer contract assets	29,126	24,410
Current deposits	218	283
Prepaid maintenance contracts	802	490
Value added tax receivable	3,633	4,527
Prepaid software licensing	2,767	2,661
Stock supplies	5,344	5,012
Embedded derivative assets	1,988	1,162
Other	9,335	13,053
Prepaid expenses and other current assets	$68,969	$65,250
6.Goodwill and Other Intangible Assets
Changes to goodwill during the three months ended March 31, 2026 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2025	$658,919	$267,771	$176,542	$1,103,232
Changes due to foreign currency exchange rates	(607)	(4,264)	(727)	(5,598)
Goodwill at March 31, 2026	$658,312	$263,507	$175,815	$1,097,634

Sotera Health Company
Notes to Consolidated Financial Statements
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of March 31, 2026
Finite-lived intangible assets
Customer relationships	$166,479	$86,550
Proprietary technology	37,132	19,400
Trade names	2,400	2,120
Land-use rights	8,979	2,398
Sealed source and supply agreements	166,033	92,053
Other	600	530
Total finite-lived intangible assets	381,623	203,051

Indefinite-lived intangible assets
Regulatory licenses and other(a)	74,844	—
Trade names / trademarks	25,941	—
Total indefinite-lived intangible assets	100,785	—
Total	$482,408	$203,051

As of December 31, 2025	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$167,313	$84,083
Proprietary technology	37,775	19,253
Trade names	2,400	2,000
Land-use rights	8,861	2,313
Sealed source and supply agreements	168,740	91,405
Other	900	790
Total finite-lived intangible assets	385,989	199,844

Indefinite-lived intangible assets
Regulatory licenses and other(a)	76,064	—
Trade names / trademarks	26,018	—
Total indefinite-lived intangible assets	102,082	—
Total	$488,071	$199,844
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
Amortization expense for finite-lived intangible assets was $5.6 million and $18.7 million for the three months ended March 31, 2026 and 2025, respectively. $3.0 million and $15.3 million was included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2026 and 2025, respectively, whereas the remainder was included in “Cost of revenues.”

Sotera Health Company
Notes to Consolidated Financial Statements
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2026	$16,451
2027	20,868
2028	20,320
2029	20,210
2030	20,210
Thereafter	80,513
Total	$178,572
7.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	March 31, 2026	December 31, 2025
Accrued employee compensation	$29,914	$43,543
Reserve for Illinois EO litigation settlements	—	34,000
Accrued interest expense	19,109	20,543
Embedded derivatives	3,862	1,872
Professional fees	19,487	10,483
Accrued utilities	1,905	1,786
Insurance accrual	2,365	2,131
Accrued taxes	3,309	3,287
Other	5,678	7,091
Accrued liabilities	$85,629	$124,736
8.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of March 31, 2026	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured Notes due 2031	$750,000	$(2,985)	$—	$747,015
Term Loan due 2031	1,415,915	(6,312)	(18,308)	1,391,295
	2,165,915	(9,297)	(18,308)	2,138,310
Less current portion	14,230	(63)	(184)	13,983
Long-Term Debt	$2,151,685	$(9,234)	$(18,124)	$2,124,327

(thousands of U.S. dollars)
As of December 31, 2025	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured Notes due 2031	$750,000	$(3,129)	$—	$746,871
Term Loan due 2031	1,419,472	(6,618)	(19,028)	1,393,826
	2,169,472	(9,747)	(19,028)	2,140,697
Less current portion	14,230	(66)	(191)	13,973
Long-Term Debt	$2,155,242	$(9,681)	$(18,837)	$2,126,724

Sotera Health Company
Notes to Consolidated Financial Statements
Debt Facilities
Under the debt agreements summarized below, at March 31, 2026 we and Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, had debt payment obligations under (a) a term loan in the amount of $1,415.9 million, (b) a revolving credit facility, which supported operationally-related letters of credit but was otherwise undrawn, and which provides to us capacity up to $600.0 million for future potential borrowings, and (c) $750.0 million of senior secured notes. Our debt agreements also include additional covenants, conditions and rights to request additional debt, as summarized below.
Senior Secured Credit Facilities and Indenture
On December 13, 2019, SHH entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loans”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (as amended through Amendment No. 6, the “Credit Agreement”). The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.
The weighted average interest rates on borrowings under the Term Loans for the three months ended March 31, 2026 and March 31, 2025 was 6.23% and 7.65%, respectively.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of March 31, 2026, the Company had $8.3 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $591.7 million.
9.Income Taxes
Income tax expense (benefit) is provided on an interim basis based upon our estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and the taxing jurisdictions where the earnings will occur, the impact of state and local taxes, our ability to utilize tax credits and net operating loss carryforwards and available tax planning alternatives. Our effective tax rate was 37.6% and 10.5% for the three months ended March 31, 2026 and March 31, 2025, respectively.
Income tax expense for the three months ended March 31, 2026 differed from the statutory rate primarily due to the foreign rate differential, current year permanent differences, including foreign withholding taxes and other non-deductible items, and U.S. state income taxes (net of federal tax benefit). Income tax expense for the three months ended March 31, 2025 differed from the statutory rate primarily due to current year permanent differences, partially offset by the valuation allowance attributable to the limitation on the deductibility of interest expense and the impact of the foreign rate differential.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Defined benefit pension plan
The following defined benefit pension plan disclosure relates to Nordion. Certain immaterial foreign defined benefit pension plans have been excluded from the table below. The components of net periodic pension benefit for the defined benefit plans for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
(thousands of U.S. dollars)	March 31, 2026	March 31, 2025
Service cost	$118	$120
Interest cost	2,327	2,307
Expected return on plan assets	(4,229)	(3,852)
Net periodic benefit	$(1,784)	$(1,425)
Other benefit plans
Other benefit plans disclosed below relate to Nordion and include a supplemental retirement arrangement, a retirement and termination allowance, and post-retirement benefit plans, which include contributory health and dental care benefits and contributory life insurance coverage. Certain immaterial other foreign benefit plans have been excluded from the table below. All non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
(thousands of U.S. dollars)	March 31, 2026	March 31, 2025
Service cost	$1	$1
Interest cost	77	76
Amortization of net actuarial gain	(34)	(18)
Net periodic benefit cost	$44	$59
11.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – January 1, 2026	$3,551		$(111,551)	$(1,838)		$(109,838)
Other comprehensive income (loss) before reclassifications	(70)		(17,631)	1,665		(16,036)
Amounts reclassified from accumulated other comprehensive income (loss)	(34)	(a)	—	(32)	(b)	(66)
Net current-period other comprehensive income (loss)	(104)		(17,631)	1,633		(16,102)
Ending balance – March 31, 2026	$3,447		$(129,182)	$(205)		$(125,940)

Beginning balance – January 1, 2025	$1,165		$(209,666)	$250		$(208,251)
Other comprehensive income (loss) before reclassifications	28		19,560	(520)		19,068
Amounts reclassified from accumulated other comprehensive income (loss)	(18)	(a)	—	(252)	(b)	(270)
Net current-period other comprehensive income (loss)	10		19,560	(772)		18,798
Ending balance – March 31, 2025	$1,175		$(190,106)	$(522)		$(189,453)
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
12.Earnings (Loss) Per Share
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
For 2025 and prior years, in periods in which the Company had net income, earnings per share was calculated using the two-class method. This method was required as unvested pre-IPO restricted stock awards had the right to receive non-forfeitable dividends or dividend equivalents if the Company were to declare dividends on its common stock. Pursuant to the two-class method, earnings for each period were allocated on a pro-rata basis to common stockholders and unvested pre-IPO restricted stock awards. Diluted earnings per share was computed using the more dilutive of the (a) two-class method, and (b) treasury stock method, as applicable, to the potentially dilutive instruments.
In periods in which the Company had a net loss, the two-class method was not applicable because the unvested pre-IPO restricted stock awards did not participate in losses.
Beginning in 2026, earnings per share is calculated using the treasury stock method. As all pre-IPO restricted stock awards were fully vested in the third quarter of 2025, the use of the two-class method is no longer required. Diluted earnings per share represents the weighted average number of common shares outstanding plus the dilutive effect of potential common shares calculated using the treasury stock method.

Sotera Health Company
Notes to Consolidated Financial Statements
Our basic and diluted earnings (loss) per common share are calculated as follows:

	Three Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	March 31, 2026	March 31, 2025
Earnings (Loss):
Net income (loss)	$26,589	$(13,260)
Less: Allocation to participating securities	—	—
Net income (loss) attributable to Sotera Health Company common shareholders	$26,589	$(13,260)
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	284,887	283,558
Dilutive effect of potential common shares(a)	2,735	—
Weighted-average common shares outstanding - diluted	287,622	283,558
Earnings (Loss) per Common Share:
Net income (loss) attributable to Sotera Health Company common shareholders - basic	$0.09	$(0.05)
Net income (loss) attributable to Sotera Health Company common shareholders - diluted	0.09	(0.05)
(a)As the Company reported a net loss for the three months ended March 31, 2025, the calculation of diluted weighted average common shares outstanding is not applicable because the effect of including the potential common shares would be anti-dilutive.
Diluted earnings (loss) per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended
in thousands of share amounts	March 31, 2026	March 31, 2025
Stock options	4,753	5,601
RSUs and PSUs	69	234
Total anti-dilutive securities	4,822	5,835
13.Commitments and Contingencies
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

Sotera Health Company
Notes to Consolidated Financial Statements
The information regarding those matters set forth below is as of March 31, 2026, except as otherwise indicated.
Ethylene Oxide Tort Litigation
Sterigenics U.S., LLC (“Sterigenics”) and other medical supply sterilization companies have been subjected to tort lawsuits alleging various injuries caused by low-level environmental exposure to EO used at or emitted or released from sterilization facilities. Those lawsuits, as detailed further below, are individual claims, as opposed to class actions.
California
As of April 30, 2026, subsidiaries of the Company and other parties are defendants in lawsuits pending in Los Angeles County Superior Court in which the plaintiffs assert approximately 140 claims for personal injury or wrongful death allegedly resulting from use, emissions and releases of EO from Sterigenics’ Vernon facilities (the “Vernon Cases”). The Vernon Cases have been assigned to one judge, with initial trials scheduled for January and April 2027. Eight individual claims have been selected as the “First Plaintiff Group” and are being prioritized for discovery.
Georgia
Subsidiaries of the Company and other parties are defendants in lawsuits in Georgia in which plaintiffs allege personal injuries, wrongful death and property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility.
As of April 30, 2026, approximately 470 personal injury and wrongful death claims filed in the State Court of Cobb County (the “Georgia Trial Court”) are assigned to a single judge (the “Georgia Personal Injury Cases”). The Georgia Personal Injury Cases are governed by case management orders pursuant to which general causation issues in a pool of eight cases were to be adjudicated in Phase 1 and specific causation issues in those pool cases were to be adjudicated in Phase 2; the remaining Georgia Personal Injury Cases, including 15 cases that include both personal injury and property claims and one personal injury lawsuit that is pending before a different judge, are stayed.
On November 22, 2024, the Georgia Trial Court issued a Phase 1 ruling on general causation issues granting in part and denying in part defendants’ motions to exclude certain Phase 1 expert testimony and defendants’ motions for summary judgment on Phase 1 issues (the “First General Causation Ruling”). Plaintiffs and defendants appealed the First General Causation Ruling to the Court of Appeals of Georgia (the “Phase 1 General Causation Appeals”). While the Phase 1 General Causation Appeals were pending, three of the pool cases, selected by plaintiffs’ counsel, proceeded to Phase 2 (the “Phase 2 Cases”). On October 17, 2025, the Georgia Trial Court issued its Phase 2 rulings on specific causation issues granting Sterigenics’ motions to exclude three of plaintiffs’ specific causation expert witnesses and granting Sterigenics’ motions for summary judgment in all three Phase 2 Cases (the “Specific Causation Ruling”). On October 28, 2025, the Georgia Trial Court entered an order also adopting its Specific Causation Ruling with respect to our subsidiary Sotera Health LLC. Plaintiffs in the Phase 2 Cases appealed the Specific Causation Ruling to the Court of Appeals of Georgia (the “Phase 2 Specific Causation Appeals”).
On October 31, 2025, the Court of Appeals of Georgia ruled on the Phase 1 General Causation Appeals, finding that as Sterigenics contended on appeal, the First General Causation Ruling failed to apply the proper standard for determining the admissibility of expert testimony on general causation, vacating the First General Causation Ruling and remanding the pool cases to the Georgia Trial Court with instructions to apply the proper standard in ruling on general causation issues. The Court of Appeals also instructed the Georgia Trial Court to consider whether plaintiffs can prove general causation through epidemiological evidence and background risks of the diseases at issue. On March 30, 2026, the Georgia Trial Court granted defendants’ motions to exclude plaintiffs’ general causation experts and entered summary judgment for defendants in the five remanded pool cases (the “Second General Causation Ruling and Judgment”). Plaintiffs in the five remanded pool cases appealed the Second General Causation Ruling and Judgment to the Court of Appeals of Georgia.
Subsidiaries of the Company and other parties are also defendants in a lawsuit filed in May 2020 in which employees of a sterilization customer of Sterigenics allege they were injured while working at the customer’s distribution facility by exposure to residual EO allegedly emanating from products of the customer that had been sterilized by Sterigenics. The case is proceeding in the Superior Court of Cobb County on plaintiffs’ Fifth Amended Complaint. Pursuant to the customer’s contract with Sterigenics, the customer is indemnifying Sterigenics against this lawsuit.

Sotera Health Company
Notes to Consolidated Financial Statements
As of April 30, 2026, approximately 305 lawsuits have been filed in the Georgia Trial Court against subsidiaries of the Company and other parties in which plaintiffs allege property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility. These cases have been consolidated for pretrial purposes (the “Consolidated Property Cases”). Proceedings in a pool of nine of the Consolidated Property Cases are governed by case management orders pursuant to which the parties completed discovery and defendants filed motions to exclude certain plaintiffs’ expert testimony and motions for summary judgment, which remain pending. The remaining cases are stayed.
Illinois
Lawsuits against subsidiaries of the Company and other parties have been filed in the Circuit Court of Cook County, Illinois, by plaintiffs alleging personal injury or wrongful death resulting from use, emissions and releases of EO from Sterigenics’ former Willowbrook facility (the “Illinois Cases”). As of April 30, 2026, subsidiaries of the Company and other parties are defendants in approximately 10 Illinois Cases that are in various stages of pleadings, motions practice and fact discovery.
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
Insurance Coverage for Environmental Liabilities
An environmental liability insurance policy under which we received coverage for certain of the EO tort lawsuits described above has been exhausted. We sought to obtain additional insurance coverage for these tort claims; however, our existing insurance policies exclude coverage for EO tort lawsuits, and we may not be able to secure additional coverage for these matters in the future. On August 27, 2021, Sterigenics filed an insurance coverage lawsuit in the U.S. District Court for the Northern District of Illinois (the “Illinois District Court”) relating to two commercial general liability policies issued in the

Sotera Health Company
Notes to Consolidated Financial Statements
1980s (the “Northern District of Illinois Coverage Lawsuit”). The Illinois District Court issued an order declaring that the defendant insurer owes a duty to Sterigenics and another insured party to defend the Illinois Cases (the “Duty to Defend Order”) and entered judgment for Sterigenics for certain defense costs incurred in the Illinois Cases. The defendant insurer appealed to the United States Court of Appeals for the Seventh Circuit. On January 23, 2026, the Illinois Supreme Court issued an opinion on a question of Illinois law certified to it by the Seventh Circuit Court of Appeals, holding that a permit or regulation authorizing emissions plays no role in assessing the application of a pollution exclusion in a standard form commercial general liability policy. On March 13, 2026, the Seventh Circuit Court of Appeals reversed the Duty to Defend Order and remanded the case to the Illinois District Court which then entered judgment in favor of the defendant insurer. In light of the rulings by the Illinois Supreme Court and Seventh Circuit Court of Appeals, Sterigenics has agreed to withdraw claims for EO tort lawsuit coverage under other historical commercial general liability policies. Coverage lawsuits filed in the Delaware Superior Court, the Los Angeles County Superior Court and the Circuit Court of Cook County, Illinois relating to those claims will be dismissed. If other historical insurance coverage for EO tort lawsuits is identified, coverage claims may be pursued, but it is not possible to predict how much coverage, if any, could ultimately be recovered.
Sotera Health Company Securities Litigation and Related Matters
In January 2023, a stockholder class action was filed in the U.S. District Court for the Northern District of Ohio (the “Ohio District Court”) against the Company and certain past and present directors and senior executives, the Company’s private equity stockholders and the underwriters of the Company’s IPO in November 2020 and the Company’s secondary public offering (“SPO”) in March 2021 on behalf of a proposed class of stockholders who acquired shares of the Company between November 20, 2020 and September 19, 2022 (the “Michigan Funds Litigation”). Plaintiffs sought damages for alleged violations of the Securities Act of 1933 and the Exchange Act in certain statements made in connection with the Company’s IPO and March 2021 SPO regarding the safety of the Company’s use of EO and/or the EO tort lawsuits and other risks of its EO operations. On March 19, 2025, the Ohio District Court granted the Company’s motion to dismiss and entered judgment dismissing the Michigan Funds Litigation with prejudice (the “Dismissal Order and Judgment”). Plaintiffs appealed, and on February 24, 2026, the United States Court of Appeals for the Sixth Circuit affirmed the Dismissal Order and Judgment.
In May 2024, a stockholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”) for the benefit of the Company as the nominal defendant (the “May 2024 Derivative Litigation”). The plaintiffs alleged breaches of fiduciary duties, insider trading, unjust enrichment and other violations by certain past and present directors and senior executives of the Company and the Company’s private equity stockholders, and sought damages sustained by the Company and other forms of relief including restitution, rescission and disgorgement. The May 2024 Derivative Litigation was stayed pending a ruling on the merits in the Michigan Funds Litigation. Following the United States Court of Appeals for the Sixth Circuit’s affirmance of the District Court’s Dismissal Order and Judgment, the plaintiffs filed a notice of voluntary dismissal. On March 31, 2026, the Delaware Chancery Court dismissed the May 2024 Derivative Litigation.
The Company also received demands pursuant to 8 Del. C. §220 for inspections of its books and records (“220 Demands”) from shareholders purporting to investigate potential wrongdoing by Company fiduciaries and other issues relating to the Company’s statements regarding the safety of its use of EO and/or the EO tort lawsuits and other risks of its EO operations. The Company produced documents in response to the 220 Demands, and all of the shareholders have since indicated that they have completed their investigations.
14.Financial Instruments and Financial Risk
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
In March 2025, we entered into an interest rate swap agreement with a notional amount of $400.0 million. The interest rate swap was effective on August 31, 2025 and expires on August 31, 2027. We receive interest at the one-month Term SOFR rate

Sotera Health Company
Notes to Consolidated Financial Statements
and pay a fixed interest rate under the terms of the swap agreement. In March 2023, we entered into an interest rate swap agreement with a notional amount of $400.0 million. The interest rate swap was effective on August 23, 2023 and expired on August 23, 2025. We received interest at the one-month Term SOFR rate and paid a fixed interest rate under the terms of the swap agreement.
We designated both interest rate swaps as cash flow hedges designed to hedge the variability of cash flows attributable to changes in the SOFR benchmark interest rate of our Term Loan (or any successor thereto).
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
The following table provides a summary of the notional and fair values of our derivative instruments:

	March 31, 2026				December 31, 2025
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	400.0		—	153	400.0	—	2,346
Derivatives not designated as hedging instruments
Foreign currency forward contracts	137.6		47	68	—	—	—
Embedded derivatives	249.5	(a)	1,988	3,862	264.4	1,162	1,872
Total	$787.1		$2,035	$4,083	$664.4	$1,162	$4,218
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
The following table summarizes the activities of our derivative instruments for the periods presented, and the line item they are recorded in the Consolidated Statements of Operations and Comprehensive Income:

(thousands of U.S. dollars)
Three Months Ended March 31,	2026	2025
Realized gain on interest rate derivatives recorded in interest expense, net(a)	(43)	(339)
Unrealized loss on embedded derivatives recorded in other income, net	1,194	1,604
Realized loss (gain) on foreign currency forward contracts recorded in foreign exchange (gain) loss	1,216	(564)
Unrealized loss on foreign currency forward contracts recorded in foreign exchange (gain) loss	21	440
(a)For the three months ended March 31, 2026 and 2025, amounts represent settlement payments on interest rate swaps.

Sotera Health Company
Notes to Consolidated Financial Statements
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of March 31, 2026 and December 31, 2025, accounts receivable was net of an allowance for uncollectible accounts of $2.6 million and $3.0 million, respectively.
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
The following table discloses the fair value of our financial assets and liabilities:

As of March 31, 2026		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap liabilities	$153	—	$153	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract assets	47	—	47	—
Foreign currency forward contract liabilities	68	—	68	—
Embedded derivative assets	1,988	—	1,988	—
Embedded derivative liabilities	3,862	—	3,862	—
Current portion of long-term debt(c)
Term Loan, due 2031	13,983	—	14,230	—
Long-Term Debt(c)
Secured Notes, due 2031	747,015	—	776,250	—
Term Loan, due 2031	1,377,312	—	1,401,685	—
Finance Lease Obligations (with current portion)(d)	96,778	—	96,778	—

Sotera Health Company
Notes to Consolidated Financial Statements

As of December 31, 2025		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap assets	2,346	—	2,346	—
Derivatives not designated as hedging instruments(b)
Embedded derivative assets	1,162	—	1,162	—
Embedded derivative liabilities	1,872	—	1,872	—
Current portion of long-term debt(c)
Term Loan, due 2031	13,973	—	$14,327	—
Long-Term Debt(c)
Secured Notes, due 2031	746,871	—	789,375	—
Term Loan, due 2031	1,379,853	—	1,410,539	—
Finance Lease Obligations (with current portion)(d)	97,300	—	97,300	—
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
15.Segment Information
We identify our operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Sterigenics, Nordion and Nelson Labs. We have determined our reportable segments based upon an assessment of organizational structure, service types, and internally prepared financial statements. Our chief operating decision maker, the Chairman and Chief Executive Officer of Sotera Health Company (“CODM”), evaluates performance and allocates resources based on net revenues and segment income after the elimination of intercompany activities. The CODM uses these performance measures to inform decisions about the operations of the business and dedication of resources to selling and general administrative matters pertinent to the Company. The accounting policies of our reportable segments are the same as those described in Note 1, “Significant Accounting Policies,” of the Company's annual consolidated financial statements and accompanying notes in our 2025 10-K.
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

	Three Months Ended March 31, 2026
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$186,135	$42,009	$51,901	$280,045
Segment expenses(b)	81,026	17,018	36,000	134,044
Corporate expense allocation(c)	8,695	1,280	1,373	11,348
Segment income	$96,414	$23,711	$14,528	$134,653

	Three Months Ended March 31, 2025
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$169,684	$32,557	$52,282	$254,523
Segment expenses(b)	72,854	13,795	34,552	121,201
Corporate expense allocation(c)	8,826	1,340	1,317	11,483
Segment income	$88,004	$17,422	$16,413	$121,839
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $19.2 million and $9.8 million in revenues from sales to our Sterigenics segment for the three months ended March 31, 2026 and 2025, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for all periods presented.
(b)Segment expenses are comprised of direct materials, labor, utilities, other costs of revenues, SG&A, and other non-operating expenses (income) attributable to each segment.
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
Capital expenditures by segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2026	2025
Sterigenics	$37,893	$16,395
Nordion	4,288	2,390
Nelson Labs	3,985	1,133
Total capital expenditures	$46,166	$19,918
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the CODM.

Sotera Health Company
Notes to Consolidated Financial Statements
A reconciliation of segment income to consolidated income (loss) before income taxes is as follows:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2026	2025
Segment income	$134,653	$121,839
Less adjustments:
Interest expense, net	34,745	40,876
Depreciation and amortization(a)	30,744	40,734
Share-based compensation(b)	14,442	7,269
Loss on foreign currency and derivatives not designated as hedging instruments, net(c)	624	1,891
Business optimization expenses(d)	957	2,047
Professional services relating to EO sterilization facilities(e)	9,855	12,328
Illinois EO litigation settlement(f)	—	30,943
Accretion of asset retirement obligation(g)	673	574
Consolidated income (loss) before income taxes	$42,613	$(14,823)
(a)Includes depreciation of Co-60 held at gamma irradiation sites and excludes accelerated depreciation associated with business optimization activities.
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
(f)Represents the cost to settle 97 pending and threatened EO claims against Sterigenics in Illinois pursuant to the term sheet entered into on April 3, 2025.
(g)Represents non-cash accretion of ARO related to Co-60 gamma and EO processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Form 10-K. This discussion and analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of various factors, including the factors we describe in the section entitled Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, as well as Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K.
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
For the three months ended March 31, 2026, we recorded net revenues of $280.0 million, net income of $26.6 million, Adjusted Net Income of $52.4 million and Adjusted EBITDA of $134.7 million. Adjusted Net Income and Adjusted EBITDA are financial measures not based on any standardized methodology prescribed by U.S. Generally Accepted Accounting Principles (“GAAP”). For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income (loss), please see “Non-GAAP Financial Measures.”
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended March 31, 2026, as compared to Three Months Ended March 31, 2025
The following table sets forth the components of our results of operations for the three months ended March 31, 2026 and 2025:

(thousands of U.S. dollars)	2026	2025	$ Change	% Change
Total net revenues	$280,045	$254,523	$25,522	10.0%
Total cost of revenues	132,976	119,091	13,885	11.7%
Net income (loss)	26,589	(13,260)	39,849	300.5%
Adjusted Net Income(a)	52,366	39,044	13,322	34.1%
Adjusted EBITDA(a)	134,653	121,839	12,814	10.5%
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

Total Net Revenues
The following table compares our revenues by type for the three months ended March 31, 2026 to the three months ended March 31, 2025:

(thousands of U.S. dollars)
Net revenues for the three months ended March 31,	2026	2025	$ Change	% Change
Service	$241,608	$223,940	$17,668	7.9%
Product	38,437	30,583	7,854	25.7%
Total net revenues	$280,045	$254,523	$25,522	10.0%
Net revenues were $280.0 million for the three months ended March 31, 2026, an increase of $25.5 million, or 10.0%, as compared with the three months ended March 31, 2025. Excluding the impact of foreign currency exchange rates, net revenues for the three months ended March 31, 2026 increased approximately 6.5% compared with the three months ended March 31, 2025.
Service revenues
Service revenues increased $17.7 million, or 7.9%, to $241.6 million for the three months ended March 31, 2026, as compared to $223.9 million for the three months ended March 31, 2025. Net service revenue growth was driven by favorable pricing in the Sterigenics and Nelson Labs segments, an increase in volume/mix in the Sterigenics and Nordion segments and a benefit from changes in foreign currency exchange rates across all segments, partially offset by a decline in volume and mix in the Nelson Labs segment.
Product revenues
Product revenues increased $7.9 million, or 25.7%, to $38.4 million for the three months ended March 31, 2026, as compared to $30.6 million for the three months ended March 31, 2025. Favorable volume and mix at Nordion, which was primarily attributable to Co-60 harvest schedule timing, was the main driver of the increase in product revenues for the three months ended March 31, 2026 compared to the same period in the prior year as well as a benefit from changes in foreign currency exchange rates and favorable pricing.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended March 31, 2026 to the three months ended March 31, 2025:

(thousands of U.S. dollars)
Cost of revenues for the three months ended March 31,	2026	2025	$ Change	% Change
Service	$118,828	$107,629	$11,199	10.4%
Product	14,148	11,462	2,686	23.4%
Total cost of revenues	$132,976	$119,091	$13,885	11.7%
Total cost of revenues accounted for approximately 47.5% and 46.8% of our consolidated net revenues for the three months ended March 31, 2026 and 2025, respectively.
Cost of service revenues
Cost of service revenues increased $11.2 million, or 10.4%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was driven by higher employee compensation costs, depreciation from capital assets recently placed into service, and an increase in direct material costs driven mainly by higher volumes. Changes in foreign currency exchange rates had a $3.8 million unfavorable impact to cost of service revenues for the three months ended March 31, 2026 compared to the same period in the prior year.
Cost of product revenues
Cost of product revenues increased $2.7 million, or 23.4%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily a result of higher volumes of Co-60 shipments, which resulted in increases in direct material and material transportation costs. Changes in foreign currency exchange rates had an unfavorable impact to cost of product revenues for the three months ended March 31, 2026 compared to the same period in the prior year.

SG&A Expenses
SG&A expenses increased $5.2 million, or 8.2%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was mainly attributable to an increase in share-based compensation expense, partially offset by a decrease in litigation and other professional services expense associated with EO sterilization facilities.
Amortization of intangible assets
Amortization of intangible assets decreased $12.3 million, or 80.2% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decline was primarily due to certain intangible assets that were fully amortized in May 2025.
Illinois EO litigation settlement
On April 3, 2025, the Company agreed to resolve 97 pending and threatened EO claims in the State of Illinois. Pursuant to the terms of the term sheet, the Company agreed to pay $30.9 million to settle the claims.
Interest Expense, Net
Interest expense, net decreased $6.1 million, or 15.0%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to a lower variable interest rate on our Term Loan and a $75.0 million principal paydown. The weighted average interest rate on our outstanding debt for the three months ended March 31, 2026 and March 31, 2025 was 6.62% and 7.56%, respectively.
Foreign Exchange (Gain) Loss
Foreign exchange gain was $0.6 million for the three months ended March 31, 2026 compared to a loss of $0.3 million for the three months ended March 31, 2025. The change in foreign exchange (gain) loss mainly relates to short-term gains and losses on transactions denominated in currencies other than the functional currency of our operating entities.
Other Income, Net
Other income, net increased $0.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was a result of a more favorable change in the fair value of embedded derivatives in the Nordion segment compared to the same period in the prior year and an increase in pension income in the Nordion segment.
Provision (Benefit) for Income Taxes
The Company recognized a $16.0 million provision for income taxes for the three months ended March 31, 2026, as compared to a $1.6 million income tax benefit for the three months ended March 31, 2025. The change was primarily attributable to pre-tax income for the three months ended March 31, 2026 compared to pre-tax loss for the three months ended March 31, 2025, partially offset by a decrease in the impact of the valuation allowance attributable to the limitation on the deductibility of interest expense.
Provision for income taxes for the three months ended March 31, 2026 differed from the statutory rate primarily due to the foreign rate differential, current year permanent differences, including foreign withholding taxes and other non-deductible items, and U.S. state income taxes (net of federal tax benefit). Provision for income taxes for the three months ended March 31, 2025 differed from the statutory rate primarily due to current year permanent differences, partially offset by the valuation allowance attributable to the limitation on the deductibility of interest expense and the impact of the foreign rate differential.
Net Income (Loss), Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended March 31, 2026 was $26.6 million, as compared to a net loss of $13.3 million for the three months ended March 31, 2025. Adjusted Net Income was $52.4 million for the three months ended March 31, 2026, as compared to $39.0 million for the three months ended March 31, 2025, due to the factors described above. Adjusted EBITDA was $134.7 million for the three months ended March 31, 2026, as compared to $121.8 million for the three months ended March 31, 2025, due to the factors described above. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2026	2025
Net income (loss)	$26,589	$(13,260)
Amortization of intangible assets	5,602	18,674
Share-based compensation(a)	14,442	7,269
Loss on foreign currency and derivatives not designated as hedging instruments, net(b)	624	1,891
Business optimization expenses(c)	957	2,047
Professional services relating to EO sterilization facilities(d)	9,855	12,328
Illinois EO litigation settlement(e)	—	30,943
Accretion of asset retirement obligations(f)	673	574
Income tax benefit associated with pre-tax adjustments(g)	(6,376)	(21,422)
Adjusted Net Income	52,366	39,044
Interest expense, net	34,745	40,876
Depreciation(h)	25,142	22,060
Income tax provision applicable to Adjusted Net Income(i)	22,400	19,859
Adjusted EBITDA(j)	$134,653	$121,839
(a)    Represents share-based compensation expense to employees and Non-Employee Directors.
(b)    Represents the effects of (i) fluctuations in foreign currency exchange rates and (ii) non-cash mark-to-fair value of embedded derivatives relating to certain customer and supply contracts at Nordion.
(c)    Represents (i) certain costs related to divestitures, acquisitions and the integration of acquisitions, (ii) professional fees and other costs associated with business optimization, cost saving and other process enhancement projects, and (iii) legal, consulting, and other fees associated with secondary offerings and shareholder engagement.
(d)    Represents litigation and other professional fees associated with our EO sterilization facilities.
(e)    Represents the cost to settle 97 pending and threatened EO claims against Sterigenics in Illinois pursuant to the term sheet entered into on April 3, 2025.
(f)    Represents non-cash accretion of ARO related to Co-60 gamma and EO processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.
(g)    Represents the income tax impact of adjustments calculated based on the tax rate applicable to each item. We eliminate the effect of tax rate changes as applied to tax assets and liabilities and unusual items from our presentation of adjusted net income.
(h)    Includes depreciation of Co-60 held at gamma irradiation sites and excludes accelerated depreciation associated with business optimization activities.
(i)    Represents the difference between the income tax provision as determined under U.S. GAAP and the income tax benefit associated with pre-tax adjustments described in footnote (g).
(j)    $26.3 million and $24.2 million of the adjustments for the three months ended March 31, 2026 and 2025, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.
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
For more information regarding our reportable segments please refer to Note 15, “Segment Information” to our consolidated financial statements.

Segment Results for the Three Months Ended March 31, 2026 and 2025
The following tables compare segment net revenue and segment income for the three months ended March 31, 2026 to the three months ended March 31, 2025:

	Three Months Ended March 31,
(thousands of U.S. dollars)	2026	2025	$ Change	% Change

Net Revenues
Sterigenics	$186,135	$169,684	$16,451	9.7%
Nordion	42,009	32,557	9,452	29.0%
Nelson Labs	51,901	52,282	(381)	(0.7)%
Segment Income
Sterigenics	$96,414	$88,004	$8,410	9.6%
Nordion	23,711	17,422	6,289	36.1%
Nelson Labs	14,528	16,413	(1,885)	(11.5)%
Segment Income margin
Sterigenics	51.8%	51.9%
Nordion	56.4%	53.5%
Nelson Labs	28.0%	31.4%
Net Revenues by Segment
Sterigenics net revenues were $186.1 million for the three months ended March 31, 2026, an increase of $16.5 million, or 9.7%, as compared to the three months ended March 31, 2025. The increase was driven by a favorable impact from pricing of 4.5%, a favorable impact from changes in foreign currency exchange rates of 3.6% and an increase in volume/mix of 1.6%.
Nordion net revenues were $42.0 million for the three months ended March 31, 2026, an increase of $9.5 million, or 29.0%, as compared to the three months ended March 31, 2025. Revenue growth was driven mainly by volume and mix of 23.7%, which was largely attributable to favorable Co-60 harvest schedule timing, coupled with a favorable impact from changes in foreign currency exchange rates and pricing of 3.2% and 2.1%, respectively.

Nelson Labs net revenues were $51.9 million for the three months ended March 31, 2026, a decrease of $0.4 million, or 0.7%, as compared to the three months ended March 31, 2025. The decrease in net revenues was due to an unfavorable change in volume and mix of 6.6% offset by a benefit from changes in foreign currency exchange rates and pricing of 3.1% and 2.8%, respectively.
Segment Income
Sterigenics segment income was $96.4 million for the three months ended March 31, 2026, an increase of $8.4 million, or 9.6%, as compared to the three months ended March 31, 2025. Segment income increased primarily due to a benefit from pricing, favorable changes in foreign currency exchange rates and an increase in volume/mix, partially offset by higher costs.
Nordion segment income was $23.7 million for the three months ended March 31, 2026, an increase of $6.3 million, or 36.1%, as compared to the three months ended March 31, 2025. The increase in segment income and segment income margin was primarily driven by higher volume and mix due to favorable Co-60 harvest schedule timing, along with favorable changes in pricing and foreign currency exchange rates, partially offset by inflation.
Nelson Labs segment income was $14.5 million for the three months ended March 31, 2026, a decrease of $1.9 million, or 11.5%, as compared to the three months ended March 31, 2025. The decrease in segment income and segment income margin was attributable to lower volume/mix, partially offset by a favorable impact from pricing and changes in foreign currency exchange rates.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of March 31, 2026, we had $315.9 million of cash and cash equivalents, a decrease of $30.5 million from the balance at December 31, 2025. The decrease in cash and cash equivalents was mainly attributable to the $34.0 million payment for the July 2025 Illinois EO litigation settlement, $46.2 million of cash paid for purchases of property, plant and equipment and $12.8 million of cash used in financing activities. This was partially offset by $63.4 million of cash flows provided by operating activities exclusive of the Illinois EO litigation settlement payment. Our foreign subsidiaries held cash of approximately $282.0 million at March 31, 2026 and $253.4 million at December 31, 2025. No material restrictions exist to accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements (inclusive of debt service on our long-term debt), make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs that we expect to continue to incur for at least the next twelve months and the foreseeable future thereafter. Our primary long-term liquidity requirements beyond the next 12 months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of March 31, 2026, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control.
Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the three months ended March 31, 2026, our capital expenditures amounted to $46.2 million, compared to $19.9 million for the three months ended March 31, 2025.

 Cash Flow Information
Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

(thousands of U.S. dollars)	2026	2025
Net Cash Provided by (Used in):
Operating activities	$29,435	$55,521
Investing activities	(45,128)	(19,881)
Financing activities	(12,779)	(8,087)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(2,039)	(337)
Net (decrease) increase in cash and cash equivalents, including restricted cash, during the period	$(30,511)	$27,216
Operating activities
Cash flows provided by operating activities decreased $26.1 million to net cash provided of $29.4 million for the three months ended March 31, 2026 compared to $55.5 million for the three months ended March 31, 2025. The decrease in cash flows provided by operating activities for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by the $34.0 million payment of the Illinois EO litigation settlement, partially offset by a $10.9 million decrease in cash paid for interest.
Investing activities
Cash used in investing activities increased $25.2 million to net cash used of $45.1 million for the three months ended March 31, 2026 compared to $19.9 million for the three months ended March 31, 2025. The variance was mainly driven by an increase in capital expenditures of $26.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Financing activities
Cash used in financing activities increased by $4.7 million to $12.8 million for the three months ended March 31, 2026 compared to $8.1 million for the three months ended March 31, 2025. The difference was due mainly to a $5.2 million increase in cash flows used in shares withheld for employee taxes on equity awards.
Debt Facilities
On December 13, 2019, SHH, our wholly owned subsidiary, entered into the Senior Secured Credit Facilities consisting of both the Term Loan and the Revolving Credit Facility pursuant to a first lien credit agreement. The total borrowing capacity under the Revolving Credit Facility is $600.0 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of March 31, 2026, the Company had $8.3 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $591.7 million.

Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 14, “Financial Instruments and Financial Risk – Derivative Instruments.”
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates made in connection with the preparation of the financial statements is included in Item 7 of our 2025 Form 10-K. There have been no significant changes in critical accounting policies, management estimates or accounting policies since the year ended December 31, 2025.
NEW ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements applicable to our business, see Note 2, “Recent Accounting Standards,” to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2025 Form 10-K. These market risks have not materially changed for the three months ended March 31, 2026.
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
Changes in Internal Control
During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Proceedings Described in Note 13 “Commitments and Contingencies,” of Our Consolidated Financial Statements
Note 13, “Commitments and Contingencies,” to our consolidated financial statements for the three months ended March 31, 2026 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This Item should be read in conjunction with Note 13 “Commitments and Contingencies,” for information regarding the following legal proceedings, which information is incorporated into this Item 1 by reference:
•Ethylene Oxide Tort Litigation – California, Georgia, Illinois and New Mexico;
•Insurance Coverage for Environmental Liabilities; and
•Sotera Health Company Securities Litigation and Related Matters.
Legal Proceedings Not Described in Note 13 “Commitments and Contingencies,” to Our Consolidated Financial Statements
In addition to the matters identified in Note 13 “Commitments and Contingencies,” to our consolidated financial statements for the three months ended March 31, 2026 contained in this Quarterly Report on Form 10-Q, and incorporated into this item by reference, we report matters, if any, that constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party. SEC regulations require disclosure of environmental proceedings that involve a government authority and potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. The Company uses a threshold of $1.0 million to determine whether the disclosure of any such proceedings is required because we believe matters under this threshold are not material to the Company.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously described under Item 1A of our 2025 Form 10-K.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408).

Item 6. Exhibits.
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No	Description of Exhibits	Form	File No.	Exhibit	Filing Date	Furnished/Filed Herewith

10.1	Advisory Agreement dated as of April 1, 2026, by and between Alexander Dimitrief and Sotera Health Company					*
10.2	Advisory Agreement Amendment dated as of April 17, 2026, by and among Dimitrief Advisory LLC, Alexander Dimitrief and Sotera Health Company					*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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
Date: May 5, 2026