Form 10-Q
period 2026-06-30
Sotera Health Co
filed 2026-08-06
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of July 30, 2026, there were 285,374,795 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$356,716	$344,621
Restricted cash short-term	11	1,835
Accounts receivable, net of allowance for uncollectible accounts of $2,812 and $2,968, respectively	150,538	139,329
Inventories, net	56,372	54,375
Prepaid expenses and other current assets	74,739	65,250
Income taxes receivable	8,082	8,000
Total current assets	646,458	613,410
Property, plant, and equipment, net	1,167,667	1,130,564
Operating lease assets	30,919	33,393
Deferred income taxes	3,738	3,853
Post-retirement assets	55,950	53,817
Other assets	40,632	36,694
Other intangible assets, net	270,171	288,227
Goodwill	1,091,255	1,103,232
Total assets	$3,306,790	$3,263,190
Liabilities and equity
Current liabilities:
Accounts payable	$101,018	$77,963
Accrued liabilities	83,573	124,736
Deferred revenues	14,212	17,999
Current portion of long-term debt	13,923	13,973
Current portion of finance lease obligations	3,732	3,465
Current portion of operating lease obligations	5,472	5,755
Income taxes payable	9,308	5,693
Total current liabilities	231,238	249,584
Long-term debt	2,125,534	2,126,724
Finance lease obligations, less current portion	91,575	93,835
Operating lease obligations, less current portion	27,853	29,901
Noncurrent asset retirement obligations	54,060	53,496
Deferred lease income	16,185	17,057
Post-retirement obligations	7,742	8,123
Noncurrent liabilities	5,376	7,360
Deferred income taxes	81,579	71,075
Total liabilities	2,641,142	2,657,155
See Commitments and contingencies note
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at June 30, 2026 and December 31, 2025	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 shares authorized; no shares issued at June 30, 2026 and December 31, 2025	—	—
Treasury stock, at cost (675 shares and 1,666 shares at June 30, 2026 and December 31, 2025, respectively)	(9,288)	(17,013)
Additional paid-in capital	1,267,392	1,262,119
Retained deficit	(451,861)	(532,093)
Accumulated other comprehensive loss	(143,455)	(109,838)
Total equity	665,648	606,035
Total liabilities and equity	$3,306,790	$3,263,190
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Service	$278,325	$257,244	$519,933	$481,184
Product	43,050	37,097	81,487	67,680
Total net revenues	321,375	294,341	601,420	548,864
Cost of revenues:
Service	126,840	113,293	245,668	220,922
Product	16,572	14,427	30,720	25,889
Total cost of revenues	143,412	127,720	276,388	246,811
Gross profit	177,963	166,621	325,032	302,053
Selling, general and administrative expenses	68,156	68,893	136,367	131,954
Amortization of intangible assets	3,015	9,298	6,046	24,625
Illinois EO litigation settlements	—	34,000	—	64,943
Interest expense, net	34,405	40,651	69,150	81,527
Loss on refinancing of debt	936	80	936	80
Foreign exchange (gain) loss, net	(3,746)	627	(4,317)	916
Other income, net	(2,854)	(5,825)	(3,814)	(6,066)
Income before income taxes	78,051	18,897	120,664	4,074
Provision for income taxes	24,408	10,935	40,432	9,372
Net income (loss)	53,643	7,962	80,232	(5,298)
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $(33), $24, $(69), and $27, respectively)	(98)	71	(202)	81
Interest rate derivatives (net of taxes of $403, $(386), $963 and $(652), respectively)	1,174	(1,123)	2,807	(1,895)
Foreign currency translation	(18,591)	82,217	(36,222)	101,777
Comprehensive income	$36,128	$89,127	$46,615	$94,665
Earnings (Loss) per share:
Basic	$0.19	$0.03	$0.28	$(0.02)
Diluted	0.19	0.03	0.28	(0.02)
Weighted average number of shares outstanding:
Basic	285,773	283,933	285,333	283,747
Diluted	288,148	285,756	287,915	283,747
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$80,232	$(5,298)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	53,046	45,223
Amortization of intangible assets	11,165	30,597
Loss on refinancing of debt	936	80
Deferred income taxes	13,796	(25,099)
Share-based compensation expense	21,611	15,361
Accretion of asset retirement obligations	1,306	1,136
Unrealized foreign exchange (gain) loss	(4,334)	18,886
Unrealized loss (gain) on derivatives not designated as hedging instruments	682	(1,994)
Amortization of debt issuance costs	3,094	2,645
Other	(2,570)	(2,474)
Changes in operating assets and liabilities:
Accounts receivable	(13,256)	9,084
Inventories	(4,121)	(7,663)
Other current assets	(8,720)	(14,250)
Accounts payable	13,411	5,573
Accrued liabilities	(11,067)	(14,514)
Illinois EO litigation settlements	(34,000)	64,943
Income taxes payable / receivable, net	497	(8,212)
Other liabilities	(94)	(27)
Other long-term assets	(3,684)	(1,060)
Net cash provided by operating activities	117,930	112,937
Investing activities:
Purchases of property, plant and equipment	(92,615)	(51,147)
Other investing activities	4,188	37
Net cash used in investing activities	(88,427)	(51,110)
Financing activities:
Payment on long-term borrowings	(3,558)	(7,547)
Payments of debt issuance costs	(878)	(2,326)
Shares withheld for employee taxes on equity awards	(9,074)	(3,654)
Other financing activities	(1,674)	(1,493)
Net cash used in financing activities	(15,184)	(15,020)
Effect of exchange rate changes on cash and cash equivalents	(4,048)	8,600
Net increase in cash and cash equivalents, including restricted cash	10,271	55,407
Cash and cash equivalents, including restricted cash, at beginning of period	346,456	278,865
Cash and cash equivalents, including restricted cash, at end of period	$356,727	$334,272
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$85,088	$102,716
Cash paid during the period for income taxes, net of tax refunds received	24,158	32,207
Purchases of property, plant and equipment included in accounts payable	35,397	10,307
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2026
	Common Stock			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at March 31, 2026	285,156	$2,860	$(12,100)	$1,263,189	$(505,504)	$(125,940)	$622,505
Share-based compensation plans	206	—	2,812	4,203	—	—	7,015
Comprehensive income:							—
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(98)	(98)
Foreign currency translation	—	—	—	—	—	(18,591)	(18,591)
Interest rate derivatives, net of tax	—	—	—	—	—	1,174	1,174
Net income	—	—	—	—	53,643	—	53,643
Balance at June 30, 2026	285,362	$2,860	$(9,288)	$1,267,392	$(451,861)	$(143,455)	$665,648

	Six Months Ended June 30, 2026
	Common Stock			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2025	284,371	$2,860	$(17,013)	$1,262,119	$(532,093)	$(109,838)	$606,035
Share-based compensation plans	991	—	7,725	5,273	—	—	12,998
Comprehensive income:
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(202)	(202)
Foreign currency translation	—	—	—	—	—	(36,222)	(36,222)
Interest rate derivatives, net of tax	—	—	—	—	—	2,807	2,807
Net income	—	—	—	—	80,232	—	80,232
Balance at June 30, 2026	285,362	$2,860	$(9,288)	$1,267,392	$(451,861)	$(143,455)	$665,648
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity (continued)
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2025
	Common Stock			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at March 31, 2025	283,855	$2,860	$(20,855)	$1,244,841	$(623,302)	$(189,453)	$414,091
Share-based compensation plans	192	—	1,817	6,248	—	—	8,065
Comprehensive income:
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	71	71
Foreign currency translation	—	—	—	—	—	82,217	82,217
Interest rate derivatives, net of tax	—	—	—	—	—	(1,123)	(1,123)
Net income	—	—	—	—	7,962	—	7,962
Balance at June 30, 2025	284,047	$2,860	$(19,038)	$1,251,089	$(615,340)	$(108,288)	$511,283

	Six Months Ended June 30, 2025
	Common Stock			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2024	283,466	$2,860	$(23,434)	$1,243,778	$(610,042)	$(208,251)	$404,911
Share-based compensation plans	581	—	4,396	7,311	—	—	11,707
Comprehensive income:
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	81	81
Foreign currency translation	—	—	—	—	—	101,777	101,777
Interest rate derivatives, net of tax	—	—	—	—	—	(1,895)	(1,895)
Net loss	—	—	—	—	(5,298)	—	(5,298)
Balance at June 30, 2025	284,047	$2,860	$(19,038)	$1,251,089	$(615,340)	$(108,288)	$511,283
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
2.Recent Accounting Standards
Accounting Standard Updates Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03,-Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require entities to disaggregate certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 and clarifies that entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company expects that this ASU will increase disclosures in the annual and interim periods when adopted.
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three and six months ended June 30, 2026 and 2025:

(thousands of U.S. dollars)	Three Months Ended June 30, 2026
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$211,571	$47,232	$—	$258,803
Over time	—	1,917	60,655	62,572
Total	$211,571	$49,149	$60,655	$321,375

(thousands of U.S. dollars)	Three Months Ended June 30, 2025
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$194,839	$41,371	$—	$236,210
Over time	—	1,060	57,071	58,131
Total	$194,839	$42,431	$57,071	$294,341

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)	Six Months Ended June 30, 2026
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$397,706	$88,246	$—	$485,952
Over time	—	2,912	112,556	115,468
Total	$397,706	$91,158	$112,556	$601,420

(thousands of U.S. dollars)	Six Months Ended June 30, 2025
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$364,523	$73,671	$—	$438,194
Over time	—	1,317	109,353	110,670
Total	$364,523	$74,988	$109,353	$548,864
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $14.2 million and $18.0 million at June 30, 2026 and December 31, 2025, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
4.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
	June 30, 2026	December 31, 2025
Raw materials and supplies	$46,905	$45,569
Work-in-process	1,916	2,436
Finished goods	7,794	6,622
	56,615	54,627
Reserve for excess and obsolete inventory	(243)	(252)
Inventories, net	$56,372	$54,375
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
	June 30, 2026	December 31, 2025
Prepaid taxes	$5,354	$5,212
Prepaid business insurance	3,184	3,974
Prepaid rent	4,464	4,466
Customer contract assets	36,193	24,410
Current deposits	234	283
Prepaid maintenance contracts	910	490
Value added tax receivable	2,896	4,527
Prepaid software licensing	3,673	2,661
Stock supplies	5,594	5,012
Embedded derivatives	2,561	1,162
Other	9,676	13,053
Prepaid expenses and other current assets	$74,739	$65,250

Sotera Health Company
Notes to Consolidated Financial Statements
6.Goodwill and Other Intangible Assets
Changes to goodwill during the six months ended June 30, 2026 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2025	$658,919	$267,771	$176,542	$1,103,232
Changes due to foreign currency exchange rates	(1,422)	(9,529)	(1,026)	(11,977)
Goodwill at June 30, 2026	$657,497	$258,242	$175,516	$1,091,255
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of June 30, 2026
Finite-lived intangible assets
Customer relationships	$165,657	$88,975
Proprietary technology	36,488	19,516
Trade names	2,400	2,240
Land-use rights	9,126	2,494
Sealed source and supply agreements	162,691	92,272
Other	600	560
Total finite-lived intangible assets	376,962	206,057

Indefinite-lived intangible assets
Regulatory licenses and other(a)	73,338	—
Trade names / trademarks	25,928	—
Total indefinite-lived intangible assets	99,266	—
Total	$476,228	$206,057

As of December 31, 2025	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$167,313	$84,083
Proprietary technology	37,775	19,253
Trade names	2,400	2,000
Land-use rights	8,861	2,313
Sealed source and supply agreements	168,740	91,405
Other	900	790
Total finite-lived intangible assets	385,989	199,844

Indefinite-lived intangible assets
Regulatory licenses and other(a)	76,064	—
Trade names / trademarks	26,018	—
Total indefinite-lived intangible assets	102,082	—
Total	$488,071	$199,844

Sotera Health Company
Notes to Consolidated Financial Statements
(a)Includes certain transportation certifications, a class 1B nuclear license and other intangible assets related to obtaining such licensure. These assets are considered indefinite-lived as the decision for renewal by the Canadian Nuclear Safety Commission (“CNSC”) is highly based on a licensee’s previous assessments, reported incidents, and annual compliance and inspection results. New applications for a license can take a significant amount of time and cost; whereas an existing licensee with a historical record of compliance and current operating conditions is generally expected to obtain renewal, as Nordion has demonstrated over its 75-year history. In September 2025, the CNSC renewed Nordion’s Class 1B nuclear license for a 25-year term.
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for finite-lived intangible assets was $5.6 million and $11.9 million for the three months ended June 30, 2026 and 2025, respectively. $3.0 million and $9.3 million were included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2026 and 2025, respectively, whereas the remainder was included in “Cost of revenues.”
Amortization expense for finite-lived intangible assets was $11.2 million and $30.6 million for the six months ended June 30, 2026 and 2025, respectively. $6.0 million and $24.6 million were included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2026 and 2025, respectively, whereas the remainder was included in “Cost of revenues.”
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2026	$10,841
2027	20,616
2028	20,068
2029	19,959
2030	19,959
Thereafter	79,462
Total	$170,905
7.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	June 30, 2026	December 31, 2025
Accrued employee compensation	$35,587	$43,543
Reserve for Illinois EO litigation settlements	—	34,000
Accrued interest expense	5,270	20,543
Embedded derivatives	3,891	1,872
Professional fees	25,326	10,483
Accrued utilities	1,819	1,786
Insurance accrual	2,528	2,131
Accrued taxes	3,652	3,287
Other	5,500	7,091
Accrued liabilities	$83,573	$124,736

Sotera Health Company
Notes to Consolidated Financial Statements
8.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of June 30, 2026	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured Notes due 2031	$750,000	$(2,840)	$—	747,160
Term Loan due 2031	1,415,915	(6,512)	(17,106)	1,392,297
	2,165,915	(9,352)	(17,106)	2,139,457
Less current portion	14,159	(65)	(171)	13,923
Long-Term debt	$2,151,756	$(9,287)	$(16,935)	$2,125,534

(thousands of U.S. dollars)
As of December 31, 2025	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured Notes due 2031	$750,000	$(3,129)	$—	746,871
Term Loan due 2031	1,419,472	(6,618)	(19,028)	1,393,826
	2,169,472	(9,747)	(19,028)	2,140,697
Less current portion	14,230	(66)	(191)	13,973
Long-Term Debt	$2,155,242	$(9,681)	$(18,837)	$2,126,724
Debt Facilities
Under the debt agreements summarized below, at June 30, 2026, we and Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, had debt payment obligations under (a) a term loan in the amount of $1,415.9 million, (b) a revolving credit facility, which supported operationally-related letters of credit but was otherwise undrawn, and which provides us with capacity of up to $600.0 million for future potential borrowings, and (c) $750.0 million of senior secured notes. Our debt agreements also include additional covenants, conditions and rights to request additional debt, as summarized below.
Senior Secured Credit Facilities and Indenture
On December 13, 2019, SHH entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both a prepayable senior secured first lien term loan (the “Term Loans”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (as amended through Amendment No. 7, the “Credit Agreement”). The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.
On May 20, 2026, SHH, the Company, certain subsidiaries of the Company, each 2026 Refinancing Term Lender (as defined in the Credit Agreement) and JPMorgan Chase Bank, N.A., as first lien Administrative Agent entered into Amendment No. 7 (“Amendment No. 7”) to the Credit Agreement. Among other changes, Amendment No. 7 provides for refinancing lenders to provide repriced Term Loans to SHH in an aggregate principal amount of $1,415.9 million. Amendment No. 7 reduced the interest rate spread by 0.25% across Term Loans under the facility. The Term Loans under the credit facility shall have an applicable interest rate margin equal to Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.25%, with a 0.00% floor (with optionality for the Company to elect Alternate Base Rate plus 1.25% or Adjusted Daily Simple SOFR plus 2.25% (each as defined in the Credit Agreement)). The Term Loans are also subject to a “soft call” premium of 1.00% for certain repricing transactions with respect to the Term Loans that occur within the six-month period after the effective date of the Amendment. The Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031.
The weighted average interest rates on borrowings under the Term Loans for the three months ended June 30, 2026 and June 30, 2025 were 6.03% and 7.55%, respectively, and 6.13% and 7.60% for the six months ended June 30, 2026 and 2025, respectively.

Sotera Health Company
Notes to Consolidated Financial Statements
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of June 30, 2026, the Company had $8.3 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $591.7 million.
9.Income Taxes
Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and the taxing jurisdictions where the earnings will occur, the impact of state and local taxes, our ability to utilize tax credits and net operating loss carryforwards and available tax planning alternatives. Our effective tax rates were 31.3% and 33.5% for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, our effective tax rates were 57.9% and 230.0%, respectively.
Income tax expense for the three and six months ended June 30, 2026 differed from the statutory rate primarily due to the foreign rate differential, current year permanent differences, including foreign withholding taxes and other non-deductible items, and U.S. state income taxes (net of federal tax benefit). Income tax expense for the three and six months ended June 30, 2025 differed from the statutory rate primarily due to the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential and current year permanent tax differences, partially offset by a benefit for state income taxes.
10.Employee Benefits
The Company sponsors various post-employment benefit plans including, in certain countries outside the United States, defined benefit and defined contribution pension plans, retirement compensation arrangements, and plans that provide extended health care coverage to retired employees, the majority of which relate to Nordion. The interest cost, expected return on plan assets and amortization of net actuarial gain are recorded in “Other income, net” and the service cost component is included in the same financial statement line item as the applicable employee’s wages in the Consolidated Statements of Operations and Comprehensive Income.
Defined benefit pension plan
The following defined benefit pension plan disclosure relates to Nordion. Certain immaterial foreign defined benefit pension plans have been excluded from the table below. The components of net periodic pension benefit for the defined benefit plans for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2026	2025	2026	2025
Service cost	$116	$125	$234	$245
Interest cost	2,306	2,393	4,633	4,701
Expected return on plan assets	(4,189)	(3,996)	(8,418)	(7,848)
Net periodic benefit	$(1,767)	$(1,478)	$(3,551)	$(2,902)
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

Sotera Health Company
Notes to Consolidated Financial Statements
All non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2026	2025	2026	2025
Service cost	$1	$1	$2	$2
Interest cost	75	79	152	155
Amortization of net actuarial gain	(33)	(18)	(67)	(36)
Net periodic benefit cost	$43	$62	$87	$121
11.Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – April 1, 2026	$3,447		$(129,182)	$(205)		$(125,940)
Other comprehensive income (loss) before reclassifications	(65)		(18,591)	1,175		(17,481)
Amounts reclassified from accumulated other comprehensive income (loss)	(33)	(a)	—	(1)	(b)	(34)
Net current-period other comprehensive income (loss)	(98)		(18,591)	1,174		(17,515)
Ending balance – June 30, 2026	$3,349		$(147,773)	$969		$(143,455)

Beginning balance – January 1, 2026	$3,551		$(111,551)	$(1,838)		(109,838)
Other comprehensive income (loss) before reclassifications	(135)		(36,222)	2,840		(33,517)
Amounts reclassified from accumulated other comprehensive income (loss)	(67)	(a)	—	(33)	(b)	(100)
Net current-period other comprehensive income (loss)	(202)		(36,222)	2,807		(33,617)
Ending balance – June 30, 2026	$3,349		$(147,773)	$969		$(143,455)

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – April 1, 2025	$1,175		$(190,106)	$(522)		$(189,453)
Other comprehensive income (loss) before reclassifications	89		82,217	(874)		81,432
Amounts reclassified from accumulated other comprehensive income (loss)	(18)	(a)	—	(249)	(b)	(267)
Net current-period other comprehensive income (loss)	71		82,217	(1,123)		81,165
Ending balance – June 30, 2025	$1,246		$(107,889)	$(1,645)		$(108,288)

Beginning balance – January 1, 2025	$1,165		$(209,666)	$250		$(208,251)
Other comprehensive income (loss) before reclassifications	117		101,777	(1,394)		100,500
Amounts reclassified from accumulated other comprehensive income (loss)	(36)	(a)	—	(501)	(b)	(537)
Net current-period other comprehensive income (loss)	81		101,777	(1,895)		99,963
Ending balance – June 30, 2025	$1,246		$(107,889)	$(1,645)		$(108,288)
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
For 2025 and prior years, in periods in which the Company had net income, earnings per share was calculated using the two-class method. This method was required as unvested pre-IPO restricted stock awards had the right to receive non-forfeitable dividends or dividend equivalents if the Company were to declare dividends on its common stock. Pursuant to the two-class method, earnings for each period were allocated on a pro-rata basis to common stockholders and unvested pre-IPO restricted stock awards. Diluted earnings per share was computed using the more dilutive of the (a) two-class method and (b) treasury stock method, as applicable, to the potentially dilutive instruments.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Our basic and diluted earnings (loss) per common share are calculated as follows:

	Three Months Ended		Six Months Ended
in thousands of U.S. dollars and share amounts (except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Earnings (Loss):
Net income (loss)	$53,643	$7,962	$80,232	$(5,298)
Less: Allocation to participating securities	—	1	—	—
Net income (loss) attributable to Sotera Health Company common shareholders	$53,643	$7,961	$80,232	$(5,298)
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	285,773	283,933	285,333	283,747
Dilutive effect of potential common shares(a)	2,375	1,823	2,582	—
Weighted-average common shares outstanding - diluted	288,148	285,756	287,915	283,747
Earnings per Common Share:
Net income (loss) per common share attributable to Sotera Health Company common shareholders - basic	$0.19	$0.03	$0.28	$(0.02)
Net income (loss) per common share attributable to Sotera Health Company common shareholders - diluted	0.19	0.03	0.28	(0.02)
(a)As the Company reported a net loss for the six months ended June 30, 2025, the calculation of diluted weighted average common shares outstanding is not applicable because the effect of including the potential common shares would be anti-dilutive.
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
in thousands of share amounts	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stock options	4,676	5,566	4,672	8,299
RSUs	375	1,473	254	2,669
PSUs	—	—	—	475
Total anti-dilutive securities	5,051	7,039	4,926	11,443
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

Sotera Health Company
Notes to Consolidated Financial Statements
incur material defense and settlement costs, diversion of management resources and other adverse effects on our business, financial condition, and/or results of operations.
The information regarding those matters set forth below is as of June 30, 2026, except as otherwise indicated.
Ethylene Oxide Tort Litigation
Sterigenics U.S., LLC (“Sterigenics”) and other medical supply sterilization companies have been subjected to tort lawsuits alleging various injuries caused by low-level environmental exposure to EO used at or emitted or released from sterilization facilities. Those lawsuits, as detailed further below, are individual claims, as opposed to class actions.
California
As of July 31, 2026, subsidiaries of the Company and other parties are defendants in lawsuits pending in Los Angeles County Superior Court in which the plaintiffs assert approximately 150 claims for personal injury or wrongful death allegedly resulting from use, emissions and releases of EO from Sterigenics’ Vernon facilities (the “Vernon Cases”). The Vernon Cases have been assigned to one judge, with initial trials scheduled for January and April 2027. Eight individual claims have been selected as the “First Plaintiff Group” and are being prioritized for discovery.
Georgia
Subsidiaries of the Company and other parties are defendants in lawsuits in Georgia in which plaintiffs allege personal injuries, wrongful death and property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility.
As of July 31, 2026, approximately 500 personal injury and wrongful death claims filed in the State Court of Cobb County (the “Georgia Trial Court”) are assigned to a single judge (the “Georgia Personal Injury Cases”). The Georgia Personal Injury Cases are governed in the Georgia Trial Court by case management orders pursuant to which general causation issues in a pool of eight cases were to be adjudicated in Phase 1 and specific causation issues in those pool cases were to be adjudicated in Phase 2; the remaining Georgia Personal Injury Cases, including 15 cases that include both personal injury and property claims and one personal injury lawsuit that is pending before a different judge, are stayed.
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
On October 31, 2025, the Court of Appeals of Georgia ruled on the Phase 1 General Causation Appeals, finding that as Sterigenics contended on appeal, the First General Causation Ruling failed to apply the proper standard for determining the admissibility of expert testimony on general causation, vacating the First General Causation Ruling and remanding the pool cases to the Georgia Trial Court with instructions to apply the proper standard in ruling on general causation issues. The Court of Appeals also instructed the Georgia Trial Court to consider whether plaintiffs can prove general causation through epidemiological evidence and background risks of the diseases at issue. On March 30, 2026, the Georgia Trial Court granted defendants’ motions to exclude plaintiffs’ general causation experts and entered summary judgment for defendants in the five remanded pool cases (the “Second General Causation Ruling and Judgment”). Plaintiffs in the five remanded pool cases appealed the Second General Causation Ruling and Judgment to the Court of Appeals of Georgia (the “Second Phase 1 General Causation Appeals”). Proceedings in the Georgia Trial Court are stayed pending resolution of the Second Phase 1 General Causation Appeals and the Phase 2 Specific Causation Appeals.

Sotera Health Company
Notes to Consolidated Financial Statements
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
As of July 31, 2026, approximately 305 lawsuits have been filed in the Georgia Trial Court against subsidiaries of the Company and other parties in which plaintiffs allege property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility. These cases have been consolidated for pretrial purposes (the “Consolidated Property Cases”). Proceedings in a pool of nine of the Consolidated Property Cases are governed by case management orders pursuant to which the parties completed discovery and defendants filed motions to exclude certain plaintiffs’ expert testimony and motions for summary judgment, which remain pending. The remaining cases are stayed.
Illinois
Lawsuits against subsidiaries of the Company and other parties have been filed in the Circuit Court of Cook County, Illinois, by plaintiffs alleging personal injury or wrongful death resulting from use, emissions and releases of EO from Sterigenics’ former Willowbrook facility (the “Illinois Cases”). As of July 31, 2026, subsidiaries of the Company and other parties are defendants in approximately 15 Illinois Cases that are in various stages of pleadings, motions practice and fact discovery.
New Mexico
On June 24, 2026, the Company and certain subsidiaries agreed with the State of New Mexico to settle the lawsuit filed by the New Mexico Attorney General in the Third Judicial District Court, Doña Ana County, New Mexico (the “Trial Court”) in December 2020. The settlement, which was entered into without any admission of liability or wrongdoing by any defendant, fully and finally resolved all claims asserted, or that could have been asserted, in the litigation for an amount that was not material to the Company. On July 7, 2026, the Trial Court entered a Consent Order Dissolving Preliminary Injunction and an Order of Dismissal With Prejudice.
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
The following table provides a summary of the notional and fair values of our derivative instruments:

	June 30, 2026				December 31, 2025
(in U.S. Dollars; notional in millions, fair value in thousands)			Fair Value			Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	$400.0		$1,424	—	$400.0	—	$2,346
Derivatives not designated as hedging instruments
Foreign currency forward contracts	19.0		—	$38	—	—	—
Embedded derivatives	243.0	(a)	2,561	3,891	264.4	$1,162	1,872
Total	$662.0		$3,985	$3,929	$664.4	$1,162	$4,218
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following table summarizes the activities of our derivative instruments for the periods presented, and the line item they are recorded in the Consolidated Statements of Operations and Comprehensive Income:

(thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized gain on interest rate derivatives recorded in interest expense, net(a)	$(2)	$(334)	$(45)	$(673)
Unrealized (gain) loss on embedded derivatives recorded in other income, net	(512)	(3,599)	682	(1,994)
Realized gain on foreign currency forward contracts recorded in foreign exchange (gain) loss	(1,830)	(7,606)	(614)	(8,170)
Unrealized loss (gain) on foreign currency forward contracts recorded in foreign exchange (gain) loss	17	(1,144)	38	(704)
(a) For the three and six months ended June 30, 2026 and 2025, amounts represent settlement payments on interest rate swaps.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of June 30, 2026 and December 31, 2025, accounts receivable was net of an allowance for uncollectible accounts of $2.8 million and $3.0 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following table discloses the fair value of our financial assets and liabilities:

As of June 30, 2026		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap asset	$1,424	$—	$1,424	$—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract liabilities	38	—	38	—
Embedded derivative assets	2,561	—	2,561	—
Embedded derivative liabilities	3,891	—	3,891	—
Current portion of long-term debt(c)
Term Loan, due 2031	13,923	—	14,159	—
Long-Term Debt(c)
Secured Notes, due 2031	747,160	—	774,375	—
Term Loan, due 2031	1,378,374	—	1,401,756	—
Finance Lease Obligations (with current portion)(d)	95,307	—	95,307	—

As of December 31, 2025		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap liability	$2,346	$—	$2,346	$—
Derivatives not designated as hedging instruments(b)
Embedded derivative assets	1,162	—	1,162	—
Embedded derivative liabilities	1,872	—	1,872	—
Current portion of long-term debt(c)
Term Loan, due 2031	13,973	—	14,327	—
Long-Term Debt(c)
Secured Notes, due 2031	746,871	—	789,375	—
Term Loan, due 2031	1,379,853	—	1,410,539	—
Finance Lease Obligations (with current portion)(d)	97,300	—	97,300	—
(a)Derivatives designated as hedging instruments are measured at fair value with changes in fair value recorded as a component of accumulated other comprehensive income (loss). Interest rate swaps are valued using pricing models that incorporate observable market inputs including interest rate curves and yield curves.
(b)Derivatives that are not designated as hedging instruments are measured at fair value with gains or losses recognized immediately in the Consolidated Statements of Operations and Comprehensive Income. Embedded derivatives are valued using internally developed models that rely on observable market inputs, including foreign currency forward curves. Foreign currency forward contracts are valued by reference to changes in foreign currency exchange rates over the life of the contract.
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

Sotera Health Company
Notes to Consolidated Financial Statements
15.Segment Information
We identify our operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Sterigenics, Nordion and Nelson Labs. We have determined our reportable segments based upon an assessment of organizational structure, service types, and internally prepared financial statements. Our chief operating decision-maker (“CODM”), the Chief Executive Officer of Sotera Health Company, evaluates performance and allocates resources based on net revenues and segment income after the elimination of intercompany activities. The CODM uses these performance measures to inform decisions about the operations of the business and dedication of resources to selling and general administrative matters pertinent to the Company. The accounting policies of our reportable segments are the same as those described in Note 1, “Significant Accounting Policies,” of the Company’s annual consolidated financial statements and accompanying notes in our 2025 10-K.
Sterigenics
Sterigenics provides outsourced terminal sterilization and irradiation services for the medical device, pharmaceutical, food safety and advanced applications markets using four major technologies: gamma irradiation, EO processing, E-beam and X-Ray irradiation.
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

	Three Months Ended June 30, 2026
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$211,571	$49,149	$60,655	$321,375
Segment expenses(b)	83,507	19,704	39,450	142,661
Corporate expense allocation(c)	9,939	1,465	1,571	12,975
Segment income	$118,125	$27,980	$19,634	$165,739

	Six Months Ended June 30, 2026
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$397,706	$91,158	$112,556	$601,420
Segment expenses(b)	164,533	36,722	75,450	276,705
Corporate expense allocation(c)	18,634	2,745	2,944	24,323
Segment income	$214,539	$51,691	$34,162	$300,392

	Three Months Ended June 30, 2025
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$194,839	$42,431	$57,071	$294,341
Segment expenses(b)	76,973	17,417	36,049	130,439
Corporate expense allocation(c)	10,121	1,537	1,509	13,167
Segment income	$107,745	$23,477	$19,513	$150,735

Sotera Health Company
Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2025
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$364,523	$74,988	$109,353	$548,864
Segment expenses(b)	149,827	31,212	70,601	251,640
Corporate expense allocation(c)	18,947	2,877	2,826	24,650
Segment income	$195,749	$40,899	$35,926	$272,574
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $10.3 million and $10.5 million in revenues from sales to our Sterigenics segment for the three months ended June 30, 2026 and 2025, respectively, and $29.5 million and $20.3 million in revenues from sales to our Sterigenics segment for the six months ended June 30, 2026 and 2025, respectively, that is not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for all periods presented.
(b)Segment expenses are comprised of direct materials, labor, utilities, other costs of revenues, SG&A and other non-operating expenses (income) attributable to each segment.
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
Capital expenditures by segment for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(thousands of U.S. dollars)	2026	2025
Sterigenics	$77,413	$36,501
Nordion	7,660	10,058
Nelson Labs	7,542	4,588
Total capital expenditures	$92,615	$51,147
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the CODM.
A reconciliation of segment income to consolidated income before income taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment income	$165,739	$150,735	$300,392	$272,574
Less adjustments:
Interest expense, net	34,405	40,651	69,150	81,527
Depreciation and amortization(a)	33,328	34,948	64,072	75,682
Share-based compensation(b)	7,383	8,149	21,825	15,418
Loss on refinancing of debt(c)	936	80	936	80
Gain on foreign currency and derivatives not designated as hedging instruments, net(d)	(4,270)	(3,018)	(3,646)	(1,127)
Business optimization expenses(e)	1,923	2,430	2,880	4,477
Professional services relating to EO sterilization facilities(f)	13,349	14,035	23,204	26,363
Illinois EO litigation settlements(g)	—	34,000	—	64,943
Accretion of asset retirement obligation(h)	634	563	1,307	1,137
Consolidated income before taxes	$78,051	$18,897	$120,664	$4,074
(a)Includes depreciation of Co-60 held at gamma irradiation sites and excludes accelerated depreciation associated with business optimization activities.
(b)Represents share-based compensation expense related to employees and Non-Employee Directors.

Sotera Health Company
Notes to Consolidated Financial Statements
(c)Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the Refinancing Term Loans and the Revolving Credit Facility.
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
(h)Represents non-cash accretion of asset retirement obligations (“ARO”) related to Co-60 gamma and EO processing facilities, which are based on estimated site remediation costs for any future decommissioning of these facilities and are accreted over the life of the asset.

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
For the three and six months ended June 30, 2026, respectively, we recorded net revenues of $321.4 million and $601.4 million, net income of $53.6 million and $80.2 million, Adjusted Net Income of $74.0 million and $126.3 million, and Adjusted EBITDA of $165.7 million and $300.4 million. Adjusted Net Income and Adjusted EBITDA are financial measures not based on any standardized methodology prescribed by GAAP. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of these non-GAAP measures from net income (loss), please see “Non-GAAP Financial Measures.”
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended June 30, 2026 as compared to Three Months Ended June 30, 2025
The following table sets forth the components of our results of operations for the three months ended June 30, 2026 and 2025:

(thousands of U.S. dollars)	2026	2025	$ Change	% Change

Total net revenues	$321,375	$294,341	$27,034	9.2%
Total cost of revenues	143,412	127,720	15,692	12.3%
Net income	53,643	7,962	45,681	573.7%
Adjusted Net Income(a)	73,961	56,062	17,899	31.9%
Adjusted EBITDA(a)	165,739	150,735	15,004	10.0%
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

Total Net Revenues
The following table compares our revenues by type for the three months ended June 30, 2026 to the three months ended June 30, 2025.

(thousands of U.S. dollars)
Net revenues for the three months ended June 30,	2026	2025	$ Change	% Change

Service	$278,325	$257,244	$21,081	8.2%
Product	43,050	37,097	5,953	16.0%
Total net revenues	$321,375	$294,341	$27,034	9.2%
Net revenues were $321.4 million for the three months ended June 30, 2026, an increase of $27.0 million, or 9.2%, as compared to the three months ended June 30, 2025. Excluding the impact of foreign currency exchange rates, net revenues for the three months ended June 30, 2026 increased approximately 8.0% compared with the three months ended June 30, 2025.
Service revenues
Service revenues increased $21.1 million, or 8.2%, to $278.3 million for the three months ended June 30, 2026 as compared to $257.2 million for the three months ended June 30, 2025. The growth in net service revenues was primarily driven by pricing in the Sterigenics and Nelson Labs segments, favorable volume/mix across all three segments and changes in foreign currency exchange rates.
Product revenues
Product revenues increased $6.0 million, or 16.0%, to $43.1 million for the three months ended June 30, 2026 as compared to $37.1 million for the three months ended June 30, 2025. The increase was driven by higher revenues from Co-60 in the Nordion segment due to the timing of reactor harvest schedules and favorable pricing, partially offset by changes in foreign currency exchange rates.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended June 30, 2026 to the three months ended June 30, 2025:

(thousands of U.S. dollars)
Cost of revenues for the three months ended June 30,	2026	2025	$ Change	% Change

Service	$126,840	$113,293	$13,547	12.0%
Product	16,572	14,427	2,145	14.9%
Total cost of revenues	$143,412	$127,720	$15,692	12.3%
Total cost of revenues accounted for approximately 44.6% and 43.4% of our consolidated net revenues for the three months ended June 30, 2026 and 2025, respectively.
Cost of service revenues
Cost of service revenues increased $13.5 million, or 12.0%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was driven by higher employee compensation costs and depreciation from capital assets recently placed into service. Changes in foreign currency exchange rates resulted in an unfavorable impact to cost of service revenues for the three months ended June 30, 2026.
Cost of product revenues
Cost of product revenues increased $2.1 million, or 14.9%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily a result of higher volumes of Co-60 shipments due to the timing of reactor harvest schedules, which resulted in increases in direct material and transportation costs.

SG&A Expenses
SG&A expenses decreased $0.7 million, or 1.1%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, driven mainly by a decrease in litigation and other professional services expenses.
Amortization of intangible assets
Amortization of intangible assets decreased $6.3 million to $3.0 million, or 67.6%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decline was primarily due to certain intangible assets that were fully amortized in May 2025.
Interest Expense, Net
Interest expense, net decreased $6.2 million, or 15.4%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to a lower interest rate on our Term Loan and a $75.0 million principal paydown. The weighted average interest rate on our outstanding debt was 6.49% and 7.49% for the three months ended June 30, 2026 and 2025, respectively.
Loss on Refinancing of Debt
Loss on refinancing of debt for the three months ended June 30, 2026 was $0.9 million related to Amendment No. 7 to the Credit Agreement. Loss on refinancing of debt for the three months ended June 30, 2025 was $0.1 million related to Amendment No. 5 to the Credit Agreement. The refinancing activity resulted in the write off of certain unamortized debt issuance costs and discounts on the Term Loans. In addition, certain new debt issuance costs and discounts were expensed in connection with the Credit Agreement amendments.
Foreign Exchange (Gain) Loss
Foreign exchange gain was $3.7 million for the three months ended June 30, 2026 as compared to a loss of $0.6 million for the three months ended June 30, 2025. The change in foreign exchange (gain) loss in our Consolidated Statements of Operations and Comprehensive Income mainly relates to short-term gains and losses on transactions and certain assets and liabilities denominated in currencies other than the functional currency of our operating entities.
Other Income, Net
Other income, net decreased $3.0 million, or 51.0%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, mainly arising from an unfavorable decrease in the net fair value of Nordion’s embedded derivatives for the three months ended June 30, 2026 compared to the same period of the prior year.
Provision for Income Taxes
Provision for income taxes increased $13.5 million to a net provision of $24.4 million for the three months ended June 30, 2026 as compared to $10.9 million for the three months ended June 30, 2025. The change was primarily attributable to higher pre-tax income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, partially offset by a decrease in the impact of the valuation allowance attributable to the limitation on the deductibility of interest expense.
Provision for income taxes for the three months ended June 30, 2026 differed from the federal statutory rate primarily due to the foreign rate differential, current year permanent differences, including foreign withholding taxes and other non-deductible items, and U.S. state income taxes (net of federal tax benefit). Income tax expense for the three months ended June 30, 2025 differed from the statutory rate primarily due to the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential and current year permanent tax differences, partially offset by a benefit for state income taxes.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended June 30, 2026 was $53.6 million as compared to net income of $8.0 million for the three months ended June 30, 2025 due to the factors described above. Adjusted Net Income was $74.0 million for the three months ended June 30, 2026, as compared to $56.1 million for the three months ended June 30, 2025, and Adjusted EBITDA was $165.7 million for the three months ended June 30, 2026 as compared to $150.7 million for the three months ended June 30, 2025. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.

Six Months Ended June 30, 2026 as compared to Six Months Ended June 30, 2025:
The following table sets forth the components of our results of operations for the six months ended June 30, 2026 and 2025.

(thousands of U.S. dollars)	2026	2025	$ Change	% Change

Total net revenues	$601,420	$548,864	$52,556	9.6%
Total cost of revenues	276,388	246,811	29,577	12.0%
Net income (loss)	80,232	(5,298)	85,530	1614.4%
Adjusted Net Income(a)	126,327	95,106	31,221	32.8%
Adjusted EBITDA(a)	300,392	272,574	27,818	10.2%
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
Total Net Revenues
The following table compares our net revenues by type for the six months ended June 30, 2026 to the six months ended June 30, 2025:

(thousands of U.S. dollars)
Net revenues for the six months ended June 30,	2026	2025	$ Change	% Change

Service	$519,933	$481,184	$38,749	8.1%
Product	81,487	67,680	13,807	20.4%
Total net revenues	$601,420	$548,864	$52,556	9.6%
Net revenues were $601.4 million for the six months ended June 30, 2026, an increase of $52.6 million, or 9.6%, as compared to the six months ended June 30, 2025. Excluding the impact of foreign currency exchange rates, net revenues for the six months ended June 30, 2026 increased approximately 7.4% compared with the six months ended June 30, 2025.
Service revenues
Service revenues increased $38.7 million, or 8.1%, to $519.9 million for the six months ended June 30, 2026 as compared to $481.2 million for the six months ended June 30, 2025. The growth in net service revenues was primarily driven by pricing in the Sterigenics and Nelson Labs segments, favorable volume/mix in the Sterigenics and Nordion segments and changes in foreign currency exchange rates.
Product revenues
Product revenues increased $13.8 million, or 20.4%, to $81.5 million for the six months ended June 30, 2026 as compared to $67.7 million for the six months ended June 30, 2025. The increase was driven by higher revenues from Co-60 in the Nordion segment due to the timing of reactor harvest schedules and favorable pricing.
Total Cost of Revenues
The following table compares our total cost of revenues by type for the six months ended June 30, 2026 to the six months ended June 30, 2025:

(thousands of U.S. dollars)
Cost of revenues for the six months ended June 30,	2026	2025	$ Change	% Change

Service	$245,668	$220,922	$24,746	11.2%
Product	30,720	25,889	4,831	18.7%
Total cost of revenues	$276,388	$246,811	$29,577	12.0%

Total cost of revenues accounted for approximately 46.0% and 45.0% of our consolidated net revenues for the six months ended June 30, 2026 and 2025, respectively.
Cost of service revenues
Cost of service revenues increased $24.7 million, or 11.2%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was driven by higher employee compensation costs, depreciation from capital assets recently placed into service, as well as expenditures for facility maintenance and direct materials. Changes in foreign currency exchange rates also had an unfavorable impact to cost of service revenues for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Cost of product revenues
Cost of product revenues increased $4.8 million, or 18.7%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily a result of higher volumes of Co-60 shipments due to the timing of reactor harvest schedules, which resulted in increases in direct material and transportation costs.
SG&A expenses
SG&A expenses increased $4.4 million, or 3.3%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily driven by higher employee compensation costs mainly attributable to share-based compensation expense, partially offset by a decrease in litigation and other professional services expenses.
Amortization of intangible assets
Amortization of intangible assets decreased $18.6 million to $6.0 million, or 75.4%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decline was primarily due to certain intangible assets that were fully amortized in May 2025.
Interest Expense, Net
Interest expense, net decreased $12.4 million, or 15.2%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily due to a lower variable interest rate on our Term Loan and a $75.0 million principal paydown. The weighted average interest rate on our outstanding debt was 6.56% and 7.53% for the six months ended June 30, 2026 and 2025, respectively.
Loss on Refinancing of Debt
Loss on refinancing of debt for the six months ended June 30, 2026 was $0.9 million related to Amendment No. 7 to the Credit Agreement. Loss on refinancing of debt for the six months ended June 30, 2025 was $0.1 million related to Amendment No. 5 to the Credit Agreement. The refinancing activity resulted in the write off of certain unamortized debt issuance costs and discounts on the Term Loans. In addition, certain new debt issuance costs and discounts were expensed in connection with the Credit Agreement amendments.
Foreign Exchange (Gain) Loss
Foreign exchange gain was $4.3 million for the six months ended June 30, 2026 as compared to a $0.9 million loss for the six months ended June 30, 2025. The change in foreign exchange (gain) loss in our Consolidated Statements of Operations and Comprehensive Income mainly relates to short-term gains and losses on transactions and certain assets and liabilities denominated in currencies other than the functional currency of our operating entities.
Other Income, Net
Other income, net decreased $2.3 million, or 37.1%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, mainly arising from an unfavorable change in the net fair value of Nordion’s embedded derivatives for the six months ended June 30, 2026 compared to the same period of the prior year.
Provision for Income Taxes
Provision for income taxes increased $31.1 million to a net provision of $40.4 million for the six months ended June 30, 2026 as compared to $9.4 million for the six months ended June 30, 2025. The change was primarily attributable to higher pre-tax income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, partially offset by a decrease in the impact of the valuation allowance attributable to the limitation on the deductibility of interest expense.

Provision for income taxes for the six months ended June 30, 2026 differed from the federal statutory rate primarily due to the foreign rate differential, current year permanent differences, including foreign withholding taxes and other non-deductible items, and U.S. state income taxes (net of federal tax benefit). Income tax expense for the six months ended June 30, 2025 differed from the statutory rate primarily due to the valuation allowance attributable to the limitation on the deductibility of interest expense, the impact of the foreign rate differential and current year permanent tax differences, partially offset by a benefit for state income taxes.
Net Income (Loss), Adjusted Net Income and Adjusted EBITDA
Net income for the six months ended June 30, 2026 was $80.2 million as compared to net loss of $5.3 million for the six months ended June 30, 2025 due to the factors described above. Adjusted Net Income was $126.3 million for the six months ended June 30, 2026 as compared to $95.1 million for the six months ended June 30, 2025, and Adjusted EBITDA was $300.4 million for the six months ended June 30, 2026, as compared to $272.6 million for the six months ended June 30, 2025. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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
Adjusted Net Income and Adjusted EBITDA should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted Net Income and Adjusted EBITDA rather than net income (loss), the nearest GAAP equivalent. For example, Adjusted Net Income and Adjusted EBITDA primarily exclude:
•certain recurring non-cash charges such as depreciation of fixed assets, although these assets may have to be replaced in the future, as well as amortization of acquired intangible assets and ARO;
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
The following table presents a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of U.S. dollars)	2026	2025	2026	2025
Net income (loss)	$53,643	$7,962	$80,232	$(5,298)
Amortization of intangible assets	5,563	11,924	11,165	30,598
Share-based compensation(a)	7,383	8,149	21,825	15,418
Loss on refinancing of debt(b)	936	80	936	80
Gain on foreign currency and derivatives not designated as hedging instruments, net(c)	(4,270)	(3,018)	(3,646)	(1,127)
Business optimization expenses(d)	1,923	2,430	2,880	4,477
Professional services relating to EO sterilization facilities(e)	13,349	14,035	23,204	26,363
Illinois EO litigation settlements(f)	—	34,000	—	64,943
Accretion of asset retirement obligations(g)	634	563	1,307	1,137
Income tax benefit associated with pre-tax adjustments(h)	(5,200)	(20,063)	(11,576)	(41,485)
Adjusted Net Income	73,961	56,062	126,327	95,106
Interest expense, net	34,405	40,651	69,150	81,527
Depreciation(i)	27,765	23,024	52,907	45,084
Income tax provision applicable to Adjusted Net Income(j)	29,608	30,998	52,008	50,857
Adjusted EBITDA(k)	$165,739	$150,735	$300,392	$272,574
(a)    Represents share-based compensation expense related to employees and Non-Employee Directors.
(b)    Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the Refinancing Term Loans and the Revolving Credit Facility.
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
(i)    Includes depreciation of Co-60 held at gamma irradiation sites and excludes accelerated depreciation associated with business optimization activities.

(j)    Represents the difference between the income tax provision as determined under GAAP and the income tax benefit associated with pre-tax adjustments described in footnote (h).
(k)    $28.9 million and $24.4 million of the adjustments for the three months ended June 30, 2026 and 2025, respectively, and $55.2 million and $48.6 million of the adjustments for the six months ended June 30, 2026 and 2025, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of asset retirement obligations.
SEGMENT RESULTS OF OPERATIONS
We have three reportable segments: Sterigenics, Nordion and Nelson Labs. Our CODM evaluates performance and allocates resources within our business based on segment income, which excludes certain items which are included in income before income tax as determined in our Consolidated Statements of Operations and Comprehensive Income. The accounting policies for our reportable segments are the same as those for the consolidated Company.
Our Segments
Sterigenics
Sterigenics provides outsourced terminal sterilization and irradiation services for the medical device, pharmaceutical, food safety and advanced applications markets using four major technologies: gamma irradiation, EO processing, E-beam and X-Ray irradiation.
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
For more information regarding our reportable segments, please refer to Note 15, “Segment Information” to our consolidated financial statements.

Segment Results for the Three Months Ended June 30, 2026 and 2025
The following tables compare segment net revenue and segment income for the three months ended June 30, 2026 to the three months ended June 30, 2025:

	Three Months Ended June 30,
(thousands of U.S. dollars)	2026	2025	$ Change	% Change

Net Revenues
Sterigenics	$211,571	$194,839	$16,732	8.6%
Nordion	49,149	42,431	6,718	15.8%
Nelson Labs	60,655	57,071	3,584	6.3%
Segment Income
Sterigenics	$118,125	$107,745	$10,380	9.6%
Nordion	27,980	23,477	4,503	19.2%
Nelson Labs	19,634	19,513	121	0.6%
Segment Income margin
Sterigenics	55.8%	55.3%
Nordion	56.9%	55.3%
Nelson Labs	32.4%	34.2%
Net Revenues by Segment
Sterigenics net revenues were $211.6 million for the three months ended June 30, 2026, an increase of $16.7 million, or 8.6%, as compared to the three months ended June 30, 2025. The increase is attributable to favorable pricing of 4.3%, volume and mix of 2.7% as well as favorable changes in foreign currency exchange rates of 1.6%.
Nordion net revenues were $49.1 million for the three months ended June 30, 2026, an increase of $6.7 million, or 15.8%, as compared to the three months ended June 30, 2025. Revenue growth was driven mainly by volume and mix of 13.6%, which was largely attributable to favorable Co-60 harvest schedule timing, coupled with a favorable impact from pricing of 3.1%, partially offset by changes in foreign currency exchange rates.
Nelson Labs net revenues were $60.7 million for the three months ended June 30, 2026, an increase of $3.6 million, or 6.3%, as compared to the three months ended June 30, 2025. The increase is attributable to favorable impacts from pricing of 2.8%, volume and mix of 2.6% and changes in foreign currency exchange rates.
Segment Income
Sterigenics segment income was $118.1 million for the three months ended June 30, 2026, an increase of $10.4 million, or 9.6%, as compared to the three months ended June 30, 2025. The increase in segment income and segment income margin was primarily a result of favorable customer pricing, increases in volume and mix, partially offset by inflation.
Nordion segment income was $28.0 million for the three months ended June 30, 2026, an increase of $4.5 million, or 19.2%, as compared to the three months ended June 30, 2025. The increase in segment income and segment income margin was primarily driven by higher volume and mix due to favorable Co-60 harvest schedule timing, along with favorable changes in pricing and foreign currency exchange rates, partially offset by inflation.
Nelson Labs segment income was $19.6 million for the three months ended June 30, 2026, an increase of $0.1 million, or 0.6%, as compared to the three months ended June 30, 2025. Segment income increased as a result of favorable pricing and volume/mix. Segment income margin decreased due to higher costs.

Segment Results for the Six Months Ended June 30, 2026 and 2025
The following tables compare segment net revenue and segment income for the six months ended June 30, 2026 to the six months ended June 30, 2025:

	Six Months Ended June 30,
(thousands of U.S. dollars)	2026	2025	$ Change	% Change

Net Revenues
Sterigenics	$397,706	$364,523	$33,183	9.1%
Nordion	91,158	74,988	16,170	21.6%
Nelson Labs	112,556	109,353	3,203	2.9%
Segment Income
Sterigenics	$214,539	$195,749	$18,790	9.6%
Nordion	51,691	40,899	10,792	26.4%
Nelson Labs	34,162	35,926	(1,764)	(4.9)%
Segment Income margin
Sterigenics	53.9%	53.7%
Nordion	56.7%	54.5%
Nelson Labs	30.4%	32.9%
Net Revenues by Segment
Sterigenics net revenues were $397.7 million for the six months ended June 30, 2026, an increase of $33.2 million, or 9.1%, as compared to the six months ended June 30, 2025. The increase is attributable to favorable pricing of 4.4%, volume and mix of 2.2% as well as changes in foreign currency exchange rates of 2.5%.
Nordion net revenues were $91.2 million for the six months ended June 30, 2026, an increase of $16.2 million, or 21.6%, as compared to the six months ended June 30, 2025. Revenue growth was driven mainly by volume and mix of 18.1%, which was largely attributable to favorable Co-60 harvest schedule timing, coupled with a favorable impact from pricing of 2.7% and changes in foreign currency exchange rates.
Nelson Labs net revenues were $112.6 million for the six months ended June 30, 2026, an increase of $3.2 million, or 2.9%, as compared to the six months ended June 30, 2025. The increase is attributable to favorable impacts from pricing and changes in foreign currency exchange rates of 2.8% and 2.0%, respectively, partially offset by an unfavorable change in volume and mix.
Segment Income
Sterigenics segment income was $214.5 million for the six months ended June 30, 2026, an increase of $18.8 million, or 9.6%, as compared to the six months ended June 30, 2025. The increase in segment income was primarily a result of favorable customer pricing, increases in volume and mix, partially offset by inflation.
Nordion segment income was $51.7 million for the six months ended June 30, 2026, an increase of $10.8 million, or 26.4%, as compared to the six months ended June 30, 2025. The increase in segment income and segment income margin was primarily driven by higher volume and mix due to favorable Co-60 harvest schedule timing, along with favorable changes in pricing and foreign currency exchange rates, partially offset by inflation.
Nelson Labs segment income was $34.2 million for the six months ended June 30, 2026, a decrease of $1.8 million, or 4.9%, as compared to the six months ended June 30, 2025. Segment income and segment income margin decreased as a result of lower volume/mix and increases in other direct costs, partially offset by favorable pricing.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of June 30, 2026, we had $356.7 million of cash and cash equivalents. This is an increase of $10.3 million from the balance at December 31, 2025. The increase in cash and cash equivalents was primarily attributable to $117.9 million of cash flows provided by operating activities, reduced by $92.6 million of cash paid for purchases of property, plant and equipment and $15.2 million of cash used in financing activities. Our foreign subsidiaries held cash of approximately $306.5 million at June 30, 2026 and $253.4 million at December 31, 2025. No material restrictions exist on accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements (inclusive of debt service on our long-term debt), make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs that we expect to continue to incur for at least the next twelve months and the foreseeable future thereafter. Our primary long-term liquidity requirements beyond the next 12 months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of June 30, 2026, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control.
Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the six months ended June 30, 2026, our capital expenditures amounted to $92.6 million, compared to $51.1 million for the six months ended June 30, 2025.
Cash Flow Information
Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

(thousands of U.S. dollars)	Six Months Ended June 30,
	2026	2025
Net Cash Provided by (Used in):
Operating activities	$117,930	$112,937
Investing activities	(88,427)	(51,110)
Financing activities	(15,184)	(15,020)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4,048)	8,600
Net increase in cash and cash equivalents, including restricted cash	$10,271	$55,407
Operating activities
Cash flows provided by operating activities increased $5.0 million to net cash provided of $117.9 million for the six months ended June 30, 2026 compared to $112.9 million of net cash provided by operating activities for the six months ended June 30, 2025. The increase in cash flows provided by operating activities was primarily driven by higher gross profit and a decrease in cash paid for interest, partially offset by the $34.0 million payment of the Illinois EO litigation settlement paid in February 2026.
Investing activities
Cash used in investing activities increased $37.3 million to net cash used of $88.4 million for the six months ended June 30, 2026 compared to $51.1 million for the six months ended June 30, 2025. The variance was primarily driven by an increase in cash paid for capital expenditures of $41.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Financing activities
Cash used in financing activities increased $0.2 million to net cash used of $15.2 million for the six months ended June 30, 2026 compared to $15.0 million for the six months ended June 30, 2025. The increase in cash used in financing activities was mainly attributable to a $5.4 million increase in cash used in shares withheld for employee taxes on equity awards, partially offset by a $4.0 million decrease in cash paid for repayments of debt and a $1.4 million decrease in cash paid for debt issuance costs.
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
On May 20, 2026, SHH, the Company, certain subsidiaries of the Company, each 2026 Refinancing Term Lender (as defined in the Credit Agreement) and JPMorgan Chase Bank, N.A., as first lien Administrative Agent entered into Amendment No. 7 to the Credit Agreement (“Amendment No. 7”). Among other changes, Amendment No. 7 provides for refinancing lenders to provide repriced Term Loans to SHH in an aggregate principal amount of $1,415.9 million. Amendment No. 7 reduced the interest rate spread by 0.25% across Term Loans under the facility. The Term Loans under the credit facility shall have an applicable interest rate margin equal to Adjusted Term SOFR (as defined in the Credit Agreement) plus 2.25%, with a 0.00% floor (with optionality for the Company to elect Alternate Base Rate plus 1.25% or Adjusted Daily Simple SOFR plus 2.25% (each as defined in the Credit Agreement)). The Term Loans are also subject to a “soft call” premium of 1.00% for certain repricing transactions with respect to the Term Loans that occur within the six-month period after the effective date of the Amendment. The Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031.
On May 30, 2024, SHH, the Company, certain subsidiaries of the Company, and Wilmington Trust, National Association, as trustee, paying agent, registrar, transfer agent and notes collateral agent, entered into the Indenture governing SHH’s $750.0 million aggregate principal amount of the Secured Notes issued in May 2024.
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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of June 30, 2026, the Company had $8.3 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $591.7 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 14, “Financial Instruments and Financial Risk—Derivative Instruments.”
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2025 Form 10-K. These market risks have not materially changed for the three and six months ended June 30, 2026.
Item 4. Controls and Procedures.
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
Changes in Internal Control
During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Legal Proceedings Described in Note 13 “Commitments and Contingencies” of Our Consolidated Financial Statements
Note 13, “Commitments and Contingencies” to our consolidated financial statements for the three and six months ended June 30, 2026 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This Item should be read in conjunction with Note 13 “Commitments and Contingencies” for information regarding the Ethylene Oxide Tort Litigation with respect to California, Georgia, Illinois and New Mexico, which is incorporated into this Item 1 by reference.
Legal Proceedings Not Described in Note 13 “Commitments and Contingencies” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 13 “Commitments and Contingencies” to our consolidated financial statements for the three and six months ended June 30, 2026 contained in this Quarterly Report on Form 10-Q, and incorporated into this Item by reference, we report matters, if any, that constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party. SEC regulations require disclosure of environmental proceedings that involve a government authority and potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. The Company uses a threshold of $1.0 million to determine whether the disclosure of any such proceedings is required because we believe matters under this threshold are not material to the Company.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously described under Item 1A of our 2025 Form 10-K.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408).

Item 6. Exhibits.
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit No	Description of Exhibits	Form	File No.	Exhibit	Filing Date	Furnished/Filed Herewith
10.1	Amendment No. 7, dated as of May 20, 2026, to the First Lien Credit Agreement,dated as of December 13, 2019 by and among Sotera Health Company, Sotera Health Holdings, LLC, certain subsidiaries of Sotera Health Company, JPMorgan Chase Bank, N.A., as First Lien Administrative Agent and the 2026 Refinancing Term Lenders and issuing banks party thereto	8-K	001-39729	10.1	2026-05-20
10.2	Employment Offer by and between Sotera Health Company and Alton E. Shader dated as of May 1, 2026					*
10.3	Amendment to Amended and Restated Senior Management Agreement by and between Sotera Health Company and Michael B. Petras, Jr. dated as of April 30, 2026					*
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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
Date: August 6, 2026