Form 10-Q
period 2026-09-30
Sotera Health Co
filed 2026-11-03
CIK 1822479

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒ No
As of October 27, 2026, there were 285,630,846 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

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
•the impact and outcome of current and future legal proceedings and liability claims, including litigation related to the use, emissions and releases of EO from our current and former EO sterilization facilities and the possibility that additional claims will be made in the future;
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
•the risks associated with the introduction of artificial intelligence technology;
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
You should carefully consider the above factors, as well as the factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under Part II, Item 1A, “Risk Factors,” as well as Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). If any of these trends, risks or uncertainties actually occur or continue, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
Unless expressly indicated or the context requires otherwise, the terms “Sotera Health,” “Company,” “we,” “us,” and “our” in this Quarterly Report on Form 10-Q refer to Sotera Health Company, a Delaware corporation, and, where appropriate, its subsidiaries on a consolidated basis.

Part I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Sotera Health Company
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of
	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$412,384	$344,621
Restricted cash short-term	9	1,835
Accounts receivable, net of allowance for uncollectible accounts of $1,764 and $2,968, respectively	152,771	139,329
Inventories, net	49,629	54,375
Prepaid expenses and other current assets	77,180	65,250
Income taxes receivable	9,055	8,000
Total current assets	701,028	613,410
Property, plant, and equipment, net	1,198,761	1,130,564
Operating lease assets	29,242	33,393
Deferred income taxes	3,712	3,853
Post-retirement assets	57,919	53,817
Other assets	40,686	36,694
Other intangible assets, net	264,837	288,227
Goodwill	1,091,217	1,103,232
Total assets	$3,387,402	$3,263,190
Liabilities and equity
Current liabilities:
Accounts payable	$79,566	$77,963
Accrued liabilities	99,489	124,736
Deferred revenue	15,126	17,999
Current portion of long-term debt	13,933	13,973
Current portion of finance lease obligations	3,565	3,465
Current portion of operating lease obligations	5,389	5,755
Income taxes payable	6,620	5,693
Total current liabilities	223,688	249,584
Long-term debt	2,123,216	2,126,724
Finance lease obligations, less current portion	103,546	93,835
Operating lease obligations, less current portion	26,386	29,901
Noncurrent asset retirement obligations	54,648	53,496
Deferred lease income	16,073	17,057
Post-retirement obligations	7,724	8,123
Noncurrent liabilities	5,536	7,360
Deferred income taxes	93,342	71,075
Total liabilities	2,654,159	2,657,155
See Note 13, “Commitments and Contingencies”
Equity:
Common stock, with $0.01 par value, 1,200,000 shares authorized; 286,037 shares issued at September 30, 2026 and December 31, 2025	2,860	2,860
Preferred stock, with $0.01 par value, 120,000 shares authorized; no shares issued at September 30, 2026 and December 31, 2025	—	—
Treasury stock, at cost (454 and 1,666 shares at September 30, 2026 and December 31, 2025, respectively)	(6,302)	(17,013)
Additional paid-in capital	1,274,946	1,262,119
Retained deficit	(393,470)	(532,093)
Accumulated other comprehensive loss	(144,791)	(109,838)
Total equity	733,243	606,035
Total liabilities and equity	$3,387,402	$3,263,190
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Service	$277,092	$255,529	$797,025	$736,713
Product	47,794	55,783	129,281	123,463
Total net revenues	324,886	311,312	926,306	860,176
Cost of revenues:
Service	127,098	114,337	372,766	335,259
Product	16,999	19,414	47,719	45,303
Total cost of revenues	144,097	133,751	420,485	380,562
Gross profit	180,789	177,561	505,821	479,614
Selling, general and administrative expenses	64,140	63,294	200,507	195,248
Amortization of intangible assets	3,004	3,090	9,050	27,715
Illinois EO litigation settlements	—	—	—	64,943
Interest expense, net	34,122	39,147	103,272	120,674
Loss on refinancing of debt	—	1,087	936	1,167
Foreign exchange gain, net	(1,095)	(1,528)	(5,412)	(612)
Other income, net	(3,114)	(464)	(6,928)	(6,530)
Income before income taxes	83,732	72,935	204,396	77,009
Provision for income taxes	25,341	24,535	65,773	33,907
Net income	58,391	48,400	138,623	43,102
Other comprehensive income (loss) net of tax:
Pension and post-retirement benefits (net of taxes of $(7), $(4), $(77), and $23, respectively)	(21)	(12)	(223)	69
Interest rate derivatives (net of taxes of $338, $(10), $1,301 and $(662), respectively)	984	(29)	3,791	(1,924)
Foreign currency translation	(2,299)	(17,178)	(38,521)	84,599
Comprehensive income	$57,055	$31,181	$103,670	$125,846
Earnings per share:
Basic	$0.20	$0.17	$0.49	$0.15
Diluted	0.20	0.17	0.48	0.15
Weighted average number of shares outstanding:
Basic	285,997	284,067	285,557	283,855
Diluted	289,217	286,745	288,271	286,019
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$138,623	$43,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80,039	67,934
Amortization of intangible assets	16,691	36,246
Loss on refinancing of debt	936	1,167
Deferred income taxes	25,209	(16,913)
Share-based compensation expense	29,342	23,310
Accretion of asset retirement obligations	1,935	1,737
Unrealized foreign exchange (gain) loss, net	(4,010)	8,378
Unrealized gain on derivatives not designated as hedging instruments	(310)	(605)
Amortization of debt issuance costs	4,623	3,950
Other	(4,043)	(3,749)
Changes in operating assets and liabilities:
Accounts receivable	(16,145)	2,656
Inventories	2,785	1,377
Other current assets	(11,018)	(18,948)
Accounts payable	(3,322)	(2,802)
Accrued liabilities	8,122	13,279
Illinois EO litigation settlement	(34,000)	34,000
Income taxes payable / receivable, net	(3,915)	(9,544)
Other liabilities	(152)	(144)
Other long-term assets	(2,911)	(340)
Net cash provided by operating activities	228,479	184,091
Investing activities:
Purchases of property, plant and equipment	(145,450)	(87,319)
Other investing activities	5,275	2,874
Net cash used in investing activities	(140,175)	(84,445)
Financing activities:
Payment of long-term borrowings	(7,097)	(82,547)
Payments of debt issuance costs and debt discount	(1,140)	(3,919)
Shares withheld for employee taxes on equity awards	(9,359)	(3,861)
Other financing activities	618	(2,032)
Net cash used in financing activities	(16,978)	(92,359)
Effect of exchange rate changes on cash and cash equivalents	(5,389)	14,874
Net increase in cash and cash equivalents, including restricted cash	65,937	22,161
Cash and cash equivalents, including restricted cash, at beginning of period	346,456	278,865
Cash and cash equivalents, including restricted cash, at end of period	$412,393	$301,026
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$106,179	$129,600
Cash paid during the period for income taxes, net of tax refunds received	39,795	47,607
Purchases of property, plant and equipment included in accounts payable	30,620	17,215
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2026
	Common Stock			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at June 30, 2026	285,362	$2,860	$(9,288)	$1,267,392	$(451,861)	$(143,455)	$665,648
Share-based compensation plans	221	—	2,986	7,554	—	—	10,540
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(21)	(21)
Foreign currency translation	—	—	—	—	—	(2,299)	(2,299)
Interest rate derivatives, net of tax	—	—	—	—	—	984	984
Net income	—	—	—	—	58,391	—	58,391
Balance at September 30, 2026	285,583	$2,860	$(6,302)	$1,274,946	$(393,470)	$(144,791)	$733,243

	Nine Months Ended September 30, 2026
	Common Stock			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2025	284,371	$2,860	$(17,013)	$1,262,119	$(532,093)	$(109,838)	$606,035
Share-based compensation plans	1,212	—	10,711	12,827	—	—	23,538
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(223)	(223)
Foreign currency translation	—	—	—	—	—	(38,521)	(38,521)
Interest rate derivatives, net of tax	—	—	—	—	—	3,791	3,791
Net income	—	—	—	—	138,623	—	138,623
Balance at September 30, 2026	285,583	$2,860	$(6,302)	$1,274,946	$(393,470)	$(144,791)	$733,243
See notes to consolidated financial statements.

Sotera Health Company
Consolidated Statements of Equity (continued)
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2025
	Common Stock			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Amount	Treasury Stock
Balance at June 30, 2025	284,047	$2,860	$(19,038)	$1,251,089	$(615,340)	$(108,288)	$511,283
Share-based compensation plans	43	—	381	7,626	—	—	8,007
Comprehensive income (loss):	—	—		—	—	—	—
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	(12)	(12)
Foreign currency translation	—	—	—	—	—	(17,178)	(17,178)
Interest rate derivatives, net of tax	—	—	—	—	—	(29)	(29)
Net income	—	—	—	—	48,400	—	48,400
Balance at September 30, 2025	284,090	$2,860	$(18,657)	$1,258,715	$(566,940)	$(125,507)	$550,471

	Nine Months Ended September 30, 2025
	Common Stock			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Equity
	Shares	Amount	Treasury Stock
Balance at December 31, 2024	283,466	$2,860	$(23,434)	$1,243,778	$(610,042)	$(208,251)	$404,911
Share-based compensation plans	624	—	4,777	14,937	—	—	19,714
Comprehensive income (loss):
Pension and post-retirement plan adjustments, net of tax	—	—	—	—	—	69	69
Foreign currency translation	—	—	—	—	—	84,599	84,599
Interest rate derivatives, net of tax	—	—	—	—	—	(1,924)	(1,924)
Net income	—	—	—	—	43,102	—	43,102
Balance at September 30, 2025	284,090	$2,860	$(18,657)	$1,258,715	$(566,940)	$(125,507)	$550,471
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
Interim Financial Statements – The accompanying consolidated financial statements include the assets, liabilities, operating results, and cash flows of the Company and its wholly owned subsidiaries. These financial statements are prepared in accordance with GAAP for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These unaudited interim financial statements should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes in our 2025 Form 10-K.
2.Recent Accounting Standards
Accounting Standards Updates Issued But Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03: Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require entities to disaggregate certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 and clarifies that entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company expects that this ASU will increase disclosures in the annual and interim periods when adopted.
3.Revenue Recognition
The following table shows disaggregated net revenues from contracts with external customers by timing of revenue and by segment for the three and nine months ended September 30, 2026 and 2025:

(thousands of U.S. dollars)	Three Months Ended September 30, 2026
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$209,305	$52,113	$—	$261,418
Over time	—	2,911	60,557	63,468
Total	$209,305	$55,024	$60,557	$324,886

(thousands of U.S. dollars)	Three Months Ended September 30, 2025
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$192,845	$61,308	$—	$254,153
Over time	—	1,497	55,662	57,159
Total	$192,845	$62,805	$55,662	$311,312

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)	Nine Months Ended September 30, 2026
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$607,011	$140,359	$—	$747,370
Over time	—	5,823	173,113	178,936
Total	$607,011	$146,182	$173,113	$926,306

(thousands of U.S. dollars)	Nine Months Ended September 30, 2025
	Sterigenics	Nordion	Nelson Labs	Consolidated
Point in time	$557,368	$134,979	$—	$692,347
Over time	—	2,814	165,015	167,829
Total	$557,368	$137,793	$165,015	$860,176
When we receive consideration from a customer prior to transferring goods or services under the terms of a sales contract, we record deferred revenue, which represents a contract liability. Deferred revenue totaled $15.1 million and $18.0 million at September 30, 2026 and December 31, 2025, respectively. We recognize deferred revenue after we have transferred control of the goods or services to the customer and all revenue recognition criteria are met.
4.Inventories
Inventories consisted of the following:

(thousands of U.S. dollars)
	September 30, 2026	December 31, 2025
Raw materials and supplies	$41,929	$45,569
Work-in-process	317	2,436
Finished goods	7,626	6,622
	49,872	54,627
Reserve for excess and obsolete inventory	(243)	(252)
Inventories, net	$49,629	$54,375
5.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

(thousands of U.S. dollars)
	September 30, 2026	December 31, 2025
Prepaid taxes	$6,146	$5,212
Prepaid business insurance	1,112	3,974
Prepaid rent	4,624	4,466
Customer contract assets	43,251	24,410
Current deposits	272	283
Prepaid maintenance contracts	684	490
Value added tax receivable	2,121	4,527
Prepaid software licensing	3,037	2,661
Stock supplies	5,038	5,012
Embedded derivatives	2,033	1,162
Other	8,862	13,053
Prepaid expenses and other current assets	$77,180	$65,250

Sotera Health Company
Notes to Consolidated Financial Statements
6.Goodwill and Other Intangible Assets
Changes to goodwill during the nine months ended September 30, 2026 were as follows:

(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Goodwill at December 31, 2025	$658,919	$267,771	$176,542	$1,103,232
Changes due to foreign currency exchange rates	(1,551)	(9,238)	(1,226)	(12,015)
Goodwill at September 30, 2026	$657,368	$258,533	$175,316	$1,091,217
Other intangible assets consisted of the following:

(thousands of U.S. dollars)	Gross Carrying Amount	Accumulated Amortization
As of September 30, 2026
Finite-lived intangible assets
Customer relationships	$165,561	$91,663
Proprietary technology	36,470	19,975
Trade names	2,400	2,360
Land-use rights	9,246	2,584
Sealed source and supply agreements	162,876	94,452
Other	600	590
Total finite-lived intangible assets	377,153	211,624

Indefinite-lived intangible assets
Regulatory licenses and other(a)	73,421	—
Trade names / trademarks	25,887	—
Total indefinite-lived intangible assets	99,308	—
Total	$476,461	$211,624

As of December 31, 2025	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Customer relationships	$167,313	$84,083
Proprietary technology	37,775	19,253
Trade names	2,400	2,000
Land-use rights	8,861	2,313
Sealed source and supply agreements	168,740	91,405
Other	900	790
Total finite-lived intangible assets	385,989	199,844

Indefinite-lived intangible assets
Regulatory licenses and other(a)	76,064	—
Trade names / trademarks	26,018	—
Total indefinite-lived intangible assets	102,082	—
Total	$488,071	$199,844
(a)Includes certain transportation certifications, a class 1B nuclear license and other intangible assets related to obtaining such licensure. These assets are considered indefinite-lived as the decision for renewal by the Canadian Nuclear Safety Commission (“CNSC”) is primarily based on a licensee’s previous assessments, reported incidents, and annual compliance and inspection results. New applications for a license can take a significant amount of time and cost; whereas an existing

Sotera Health Company
Notes to Consolidated Financial Statements
licensee with a historical record of compliance and current operating conditions is generally expected to obtain renewal, as Nordion has demonstrated over its 75-year history. In September 2025, the CNSC renewed Nordion’s Class 1B nuclear license for a 25-year term.
Amounts include the impact of foreign currency translation. Fully amortized amounts are written off.
Amortization expense for finite-lived intangible assets was $5.5 million and $5.7 million for the three months ended September 30, 2026 and 2025, respectively. $3.0 million and $3.1 million were included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2026 and 2025, respectively, whereas the remainder was included in “Cost of revenues.”
Amortization expense for finite-lived intangible assets was $16.7 million and $36.2 million for the nine months ended September 30, 2026 and 2025, respectively. $9.1 million and $27.7 million were included in “Amortization of intangible assets” in the Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2026 and 2025, respectively, whereas the remainder was included in “Cost of revenues.”
The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

(thousands of U.S. dollars)
For the remainder of 2026	$5,422
2027	20,623
2028	20,076
2029	19,966
2030	19,966
Thereafter	79,476
Total	$165,529
7.Accrued Liabilities
Accrued liabilities consisted of the following:

(thousands of U.S. dollars)
	September 30, 2026	December 31, 2025
Accrued employee compensation	$37,013	$43,543
Reserve for Illinois EO litigation settlements	—	34,000
Accrued interest expense	19,116	20,543
Embedded derivatives	2,390	1,872
Professional fees	25,467	10,483
Accrued utilities	2,059	1,786
Insurance accrual	2,912	2,131
Accrued taxes	4,703	3,287
Other	5,829	7,091
Accrued liabilities	$99,489	$124,736

Sotera Health Company
Notes to Consolidated Financial Statements
8.Long-Term Debt
Long-term debt consisted of the following:

(thousands of U.S. dollars)
As of September 30, 2026	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured Notes due 2031	$750,000	$(2,696)	$—	$747,304
Term Loan due 2031	1,412,375	(6,181)	(16,349)	1,389,845
	2,162,375	(8,877)	(16,349)	2,137,149
Less current portion	14,159	(62)	(164)	13,933
Long-term debt	$2,148,216	$(8,815)	$(16,185)	$2,123,216

(thousands of U.S. dollars)
As of December 31, 2025	Gross Amount	Unamortized Debt Issuance Costs	Unamortized Debt Discount	Net Amount
Secured Notes due 2031	$750,000	$(3,129)	$—	$746,871
Term Loan due 2031	1,419,472	(6,618)	(19,028)	1,393,826
	2,169,472	(9,747)	(19,028)	2,140,697
Less current portion	14,230	(66)	(191)	13,973
Long-term debt	$2,155,242	$(9,681)	$(18,837)	$2,126,724

Debt Facilities
Under the debt agreements summarized below, at September 30, 2026, we and Sotera Health Holdings, LLC (“SHH”), our wholly owned subsidiary, had debt payment obligations under (a) a term loan in the amount of $1,412.4 million, (b) a revolving credit facility, which supported operationally-related letters of credit but was otherwise undrawn, and which provides us with capacity of up to $600.0 million for future potential borrowings, and (c) $750.0 million of senior secured notes. Our debt agreements also include covenants and conditions as described in Note 9, “Long-Term Debt,” to our consolidated financial statements included in our 2025 Form 10-K, and rights to request additional debt, as summarized below.
Senior Secured Credit Facilities and Indenture
On December 13, 2019, SHH entered into senior secured first lien credit facilities (the “Senior Secured Credit Facilities”), consisting of both prepayable senior secured first lien term loans (the “Term Loans”) and a senior secured first lien revolving credit facility (the “Revolving Credit Facility”) pursuant to a first lien credit agreement (as amended through Amendment No. 7 (as defined below), the “Credit Agreement”). The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.
On May 20, 2026, SHH, the Company, certain subsidiaries of the Company, each 2026 Refinancing Term Lender (as defined in the Credit Agreement) and JPMorgan Chase Bank, N.A., as first lien Administrative Agent entered into Amendment No. 7 (“Amendment No. 7”) to the Credit Agreement. Among other changes, Amendment No. 7 provides for refinancing lenders to provide repriced Term Loans to SHH in an aggregate principal amount of $1,415.9 million. Amendment No. 7 reduced the interest rate spread by 0.25% across Term Loans under the facility. The Term Loans under the credit facility shall have an applicable interest rate margin equal to Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 2.25%, with a 0.00% floor (with optionality for SHH to elect Alternate Base Rate plus 1.25% or Adjusted Daily Simple SOFR plus 2.25% (each as defined in the Credit Agreement)). The Term Loans are also subject to a “soft call” premium of 1.00% for certain repricing transactions with respect to the Term Loans that occur within the six-month period after the effective date of Amendment No. 7. The Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031.
The weighted average interest rates on borrowings under the Term Loans for the three months ended September 30, 2026 and 2025 were 5.94% and 7.22%, respectively, and 6.06% and 7.50% for the nine months ended September 30, 2026 and 2025, respectively.

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
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of September 30, 2026, the Company had $8.2 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $591.8 million.
9.Income Taxes
Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and the taxing jurisdictions where the earnings will occur, the impact of state and local taxes, our ability to utilize tax credits and net operating loss carryforwards and available tax planning alternatives. Our effective tax rates were 30.3% and 32.2% for the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, our effective tax rates were 33.6% and 44.0%, respectively.
Income tax expense for the three and nine months ended September 30, 2026 differed from the statutory rate primarily due to the foreign rate differential, current year permanent differences, including foreign withholding taxes and other non-deductible items, and U.S. state income taxes (net of federal tax benefit).
Income tax expense for the three and nine months ended September 30, 2025 differed from the statutory rate primarily due to recognition of the cumulative tax effects of the change in U.S. income tax laws under the One Big Beautiful Bill Act (the "OBBBA") in the period of enactment associated with the accounting for the valuation allowance attributable to the limitation on the deductibility of interest expense. This was offset by the tax effects for a change in our indefinite reinvestment assertion with respect to a portion of our foreign earnings, the impact of the foreign rate differential and current year permanent differences.
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
Defined benefit pension plan
The following defined benefit pension plan disclosure relates to Nordion. Certain immaterial foreign defined benefit pension plans have been excluded from the table below. The components of net periodic pension benefit for the defined benefit plans for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2026	2025	2026	2025
Service cost	$116	$126	$350	$371
Interest cost	2,280	2,405	6,913	7,105
Expected return on plan assets	(4,145)	(4,015)	(12,563)	(11,864)
Net periodic benefit	$(1,749)	$(1,484)	$(5,300)	$(4,388)

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
All non-pension post-employment benefit plans are unfunded. The components of net periodic pension cost for the other benefit plans for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2026	2025	2026	2025
Service cost	$1	$1	$3	$4
Interest cost	75	79	227	234
Amortization of net actuarial gain	(33)	(18)	(100)	(54)
Net periodic cost	$43	$62	$130	$184
11.    Other Comprehensive Income (Loss)
Amounts in accumulated other comprehensive income (loss) are presented net of the related tax. Foreign currency translation is not adjusted for income taxes.
Changes in our accumulated other comprehensive income (loss) balances, net of applicable tax, were as follows:

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – July 1, 2026	$3,349		$(147,773)	$969		$(143,455)
Other comprehensive income (loss) before reclassifications	12		(2,299)	1,017		(1,270)
Amounts reclassified from accumulated other comprehensive income (loss)	(33)	(a)	—	(33)	(b)	(66)
Net current-period other comprehensive income (loss)	(21)		(2,299)	984		(1,336)
Ending balance – September 30, 2026	$3,328		$(150,072)	$1,953		$(144,791)

Beginning balance – January 1, 2026	$3,551		$(111,551)	$(1,838)		$(109,838)
Other comprehensive income (loss) before reclassifications	(123)		(38,521)	3,857		(34,787)
Amounts reclassified from accumulated other comprehensive income (loss)	(100)	(a)	—	(66)	(b)	(166)
Net current-period other comprehensive income (loss)	(223)		(38,521)	3,791		(34,953)
Ending balance – September 30, 2026	$3,328		$(150,072)	$1,953		$(144,791)

Sotera Health Company
Notes to Consolidated Financial Statements

(thousands of U.S. dollars)	Defined Benefit Plans		Foreign Currency Translation	Interest Rate Derivatives		Total
Beginning balance – July 1, 2025	$1,246		$(107,889)	$(1,645)		$(108,288)
Other comprehensive income (loss) before reclassifications	6		(17,178)	308		(16,864)
Amounts reclassified from accumulated other comprehensive income (loss)	(18)	(a)	—	(337)	(b)	(355)
Net current-period other comprehensive income (loss)	(12)		(17,178)	(29)		(17,219)
Ending balance – September 30, 2025	$1,234		$(125,067)	$(1,674)		$(125,507)

Beginning balance – January 1, 2025	$1,165		$(209,666)	$250		$(208,251)
Other comprehensive income (loss) before reclassifications	123		84,599	(1,086)		83,636
Amounts reclassified from accumulated other comprehensive income (loss)	(54)	(a)	—	(838)	(b)	(892)
Net current-period other comprehensive income (loss)	69		84,599	(1,924)		82,744
Ending balance – September 30, 2025	$1,234		$(125,067)	$(1,674)		$(125,507)
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
12. Earnings Per Share
Basic earnings per share represents the amount of income attributable to each common share outstanding. Diluted earnings per share represents the amount of income attributable to each common share outstanding adjusted for the effects of potentially dilutive common shares. Potentially dilutive common shares include stock options and other stock-based awards. In the periods where the effect would be anti-dilutive, potentially dilutive common shares are excluded from the calculation of diluted earnings per share.
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

Sotera Health Company
Notes to Consolidated Financial Statements
Our basic and diluted earnings per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands of U.S. dollars and share amounts (except per share amounts)	2026	2025	2026	2025
Earnings:
Net income	$58,391	$48,400	$138,623	$43,102
Less: Allocation to participating securities	—	—	—	3
Net income attributable to Sotera Health Company common shareholders	$58,391	$48,400	$138,623	$43,099
Weighted Average Common Shares:
Weighted-average common shares outstanding - basic	285,997	284,067	285,557	283,855
Dilutive effect of potential common shares	3,220	2,678	2,714	2,164
Weighted-average common shares outstanding - diluted	289,217	286,745	288,271	286,019
Earnings per Common Share:
Net income per common share attributable to Sotera Health Company common shareholders - basic	$0.20	$0.17	$0.49	$0.15
Net income per common share attributable to Sotera Health Company common shareholders - diluted	0.20	0.17	0.48	0.15
Diluted earnings per share does not consider the following potential common shares as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
in thousands of share amounts	2026	2025	2026	2025
Stock options	2,956	5,543	3,973	5,570
RSUs	11	1	150	512
Total anti-dilutive securities	2,967	5,544	4,123	6,082
13. Commitments and Contingencies
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
The information regarding those matters set forth below is as of September 30, 2026, except as otherwise indicated.

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
California
As of October 29, 2026, subsidiaries of the Company and other parties are defendants in lawsuits pending in Los Angeles County Superior Court in which the plaintiffs assert approximately 170 claims for personal injury or wrongful death allegedly resulting from use, emissions and releases of EO from Sterigenics’ Vernon facilities (the “Vernon Cases”). The Vernon Cases have been assigned to one judge, with initial trials scheduled for January and April 2027. Eight individual claims have been selected as the “First Plaintiff Group” and are being prioritized for discovery.
Georgia
Subsidiaries of the Company and other parties are defendants in lawsuits in Georgia in which plaintiffs allege personal injuries, wrongful death and property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility.
As of October 29, 2026, approximately 550 personal injury and wrongful death claims filed in the State Court of Cobb County (the “Georgia Trial Court”) are assigned to a single judge (the “Georgia Personal Injury Cases”). The Georgia Personal Injury Cases are governed in the Georgia Trial Court by case management orders pursuant to which general causation issues in a pool of eight cases were to be adjudicated in Phase 1 and specific causation issues in those pool cases were to be adjudicated in Phase 2; the remaining Georgia Personal Injury Cases, including 15 cases that include both personal injury and property claims and one personal injury lawsuit that is pending before a different judge, are stayed.
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
On October 31, 2025, the Court of Appeals of Georgia ruled on the Phase 1 General Causation Appeals, finding that, as Sterigenics contended on appeal, the First General Causation Ruling failed to apply the proper standard for determining the admissibility of expert testimony on general causation, vacating the First General Causation Ruling and remanding the pool cases to the Georgia Trial Court with instructions to apply the proper standard in ruling on general causation issues. The Court of Appeals also instructed the Georgia Trial Court to consider whether plaintiffs can prove general causation through epidemiological evidence and background risks of the diseases at issue. On March 30, 2026, the Georgia Trial Court granted defendants’ motions to exclude plaintiffs’ general causation experts and entered summary judgment for defendants in the five remanded pool cases (the “Second General Causation Ruling and Judgment”). Plaintiffs in the five remanded pool cases appealed the Second General Causation Ruling and Judgment to the Court of Appeals of Georgia (the “Second Phase 1 General Causation Appeals”). Proceedings in the Georgia Trial Court are stayed pending resolution of the Second Phase 1 General Causation Appeals and the Phase 2 Specific Causation Appeals.
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

Sotera Health Company
Notes to Consolidated Financial Statements
As of October 29, 2026, approximately 305 lawsuits have been filed in the Georgia Trial Court against subsidiaries of the Company and other parties in which plaintiffs allege property devaluation resulting from use, emissions and releases of EO from or at Sterigenics’ Atlanta facility. These cases have been consolidated for pretrial purposes (the “Consolidated Property Cases”). Proceedings in a pool of nine of the Consolidated Property Cases are governed by case management orders pursuant to which the parties completed discovery and defendants filed motions to exclude certain plaintiffs’ expert testimony and motions for summary judgment, which remain pending. The remaining cases are stayed.
Illinois
Lawsuits against subsidiaries of the Company and other parties have been filed in the Circuit Court of Cook County, Illinois, by plaintiffs alleging personal injury or wrongful death resulting from use, emissions and releases of EO from Sterigenics’ former Willowbrook facility (the “Illinois Cases”). As of October 29, 2026, subsidiaries of the Company and other parties are defendants in approximately 25 Illinois Cases that are in various stages of pleadings, motions practice and fact discovery.
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
14. Financial Instruments and Financial Risk
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

Sotera Health Company
Notes to Consolidated Financial Statements
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
The following table provides a summary of the notional and fair values of our derivative instruments:

	September 30, 2026				December 31, 2025
(in U.S. dollars; notional in millions, fair value in thousands)			Fair Value				Fair Value
	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps	400.0		2,746	—	400.0		—	2,346
Derivatives not designated as hedging instruments
Foreign currency forward contracts	$10.4		$15	$1	—		—	—
Embedded derivatives	233.8	(a)	2,033	2,390	264.4	(a)	1,162	1,872
Total	$644.2		$4,794	$2,391	$664.4		$1,162	$4,218
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following table summarizes the activities of our derivative instruments for the periods presented, and the line item they are recorded in the Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2026	2025	2026	2025
Realized gain on interest rate derivatives recorded in interest expense, net(a)	(44)	(453)	(89)	(1,126)
Unrealized (gain) loss on embedded derivatives recorded in other income, net	(992)	1,389	(310)	(605)
Realized loss (gain) on foreign currency forward contracts recorded in foreign exchange gain, net	111	1,488	(504)	(6,683)
Unrealized (gain) loss on foreign currency forward contracts recorded in foreign exchange gain, net	(53)	685	(14)	(20)
(a)    For the three and nine months ended September 30, 2026 and 2025, amounts represent settlement payments on interest rate swaps.
Credit Risk
Certain of our financial assets, including cash and cash equivalents, are exposed to credit risk.
We are also exposed, in our normal course of business, to credit risk from our customers. As of September 30, 2026 and December 31, 2025, accounts receivable was net of an allowance for uncollectible accounts of $1.8 million and $3.0 million, respectively.
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

Sotera Health Company
Notes to Consolidated Financial Statements
The following table discloses the fair value of our financial assets and liabilities:

As of September 30, 2026		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap asset	2,746	—	2,746	—
Derivatives not designated as hedging instruments(b)
Foreign currency forward contract assets	15	—	15	—
Foreign currency forward contract liabilities	1	—	1	—
Embedded derivative assets	2,033	—	2,033	—
Embedded derivative liabilities	2,390	—	2,390	—
Current portion of long-term debt(c)
Term Loan, due 2031	13,933	—	14,159	—
Long-term debt(c)
Secured Notes, due 2031	747,304	—	753,750	—
Term Loan, due 2031	1,375,912	—	1,405,720	—
Finance Lease Obligations (with current portion)(d)	107,111	—	107,111	—

As of December 31, 2025		Fair Value
(thousands of U.S. dollars)	Carrying Amount	Level 1	Level 2	Level 3
Derivatives designated as hedging instruments(a)
Interest rate swap liability	2,346	—	2,346	—
Derivatives not designated as hedging instruments(b)
Embedded derivative assets	1,162	—	1,162	—
Embedded derivative liabilities	1,872	—	1,872	—
Current portion of long-term debt(c)
Term Loan, due 2031	13,973	—	14,327	—
Long-term debt(c)
Secured Notes, due 2031	746,871	—	789,375	—
Term Loan, due 2031	1,379,853	—	1,410,539	—
Finance Lease Obligations (with current portion)(d)	97,300	—	97,300	—
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
(c)Carrying amounts of current portion of long-term debt and long-term debt instruments are reported net of discounts and debt issuance costs. The estimated fair value of these instruments is based upon quoted prices for the Term Loans and the Secured Notes in inactive markets as provided by an independent fixed income security pricing service.
(d)Fair value approximates carrying value.

Sotera Health Company
Notes to Consolidated Financial Statements
15. Segment Information
We identify our operating segments based on the way we manage, evaluate and internally report our business activities for purposes of allocating resources and assessing performance. We have three reportable segments: Sterigenics, Nordion and Nelson Labs. We have determined our reportable segments based upon an assessment of organizational structure, service types, and internally prepared financial statements. Our chief operating decision-maker (“CODM”), the Chief Executive Officer of Sotera Health Company, evaluates performance and allocates resources based on net revenues and segment income after the elimination of intercompany activities. The CODM uses these performance measures to inform decisions about the operations of the business and dedication of resources to selling and general administrative matters pertinent to the Company. The accounting policies of our reportable segments are the same as those described in Note 1, “Significant Accounting Policies,” of the Company’s annual consolidated financial statements and accompanying notes in our 2025 Form 10-K.
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

	Three Months Ended September 30, 2026
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$209,305	$55,024	$60,557	$324,886
Segment expenses(b)	83,002	20,002	39,709	142,713
Corporate expense allocation(c)	8,816	1,298	1,394	11,508
Segment income	$117,487	$33,724	$19,454	$170,665

	Three Months Ended September 30, 2025
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$192,845	$62,805	$55,662	$311,312
Segment expenses(b)	76,925	23,426	35,367	135,718
Corporate expense allocation(c)	8,765	1,331	1,308	11,404
Segment income	$107,155	$38,048	$18,987	$164,190

	Nine Months Ended September 30, 2026
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$607,011	$146,182	$173,113	$926,306
Segment expenses(b)	247,535	56,724	115,159	419,418
Corporate expense allocation(c)	27,450	4,043	4,338	35,831
Segment income	$332,026	$85,415	$53,616	$471,057

Sotera Health Company
Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2025
(thousands of U.S. dollars)	Sterigenics	Nordion	Nelson Labs	Total
Net revenues(a)	$557,368	$137,793	$165,015	$860,176
Segment expenses(b)	226,752	54,638	105,968	387,358
Corporate expense allocation(c)	27,712	4,208	4,134	36,054
Segment income	$302,904	$78,947	$54,913	$436,764
(a)Revenues are reported net of intersegment sales. Our Nordion segment recognized $0.6 million and $3.1 million in revenues from sales to our Sterigenics segment for the three months ended September 30, 2026 and 2025, respectively, and $30.1 million and $23.3 million in revenues from sales to our Sterigenics segment for the nine months ended September 30, 2026 and 2025, respectively, that are not reflected in net revenues in the table above. Intersegment sales for Sterigenics and Nelson Labs are immaterial for all periods presented.
(b)Segment expenses are comprised of direct materials, labor, utilities, other costs of revenues, selling, general and administrative expenses (“SG&A”) and other non-operating expenses (income) attributable to each segment.
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
Capital expenditures by segment for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
(thousands of U.S. dollars)	2026	2025
Sterigenics	$121,993	$64,871
Nordion	12,490	15,234
Nelson Labs	10,967	7,214
Total capital expenditures	$145,450	$87,319
Total assets and depreciation and amortization expense by segment are not readily available and are not reported separately to the CODM.
A reconciliation of segment income to consolidated income before income taxes is as follows:

(thousands of U.S. dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment income	$170,665	$164,190	$471,057	$436,764
Less adjustments:
Interest expense, net	34,122	39,147	103,272	120,674
Depreciation and amortization(a)	32,450	28,290	96,522	103,972
Share-based compensation(b)	7,791	8,047	29,616	23,465
Loss on refinancing of debt(c)	—	1,087	936	1,167
Gain on foreign currency and derivatives not designated as hedging instruments, net(d)	(2,101)	(167)	(5,747)	(1,294)
Business optimization expenses(e)	2,387	3,098	5,267	7,575
Professional services relating to EO sterilization facilities(f)	11,656	11,152	34,860	37,515
Illinois EO litigation settlements(g)	—	—	—	64,943
Accretion of asset retirement obligation(h)	628	601	1,935	1,738
Consolidated income before taxes	$83,732	$72,935	$204,396	$77,009

Sotera Health Company
Notes to Consolidated Financial Statements
(a)Includes depreciation of Co-60 held at gamma irradiation sites, and excludes accelerated depreciation associated with business optimization activities.
(b)Represents share-based compensation expense related to employees and non-employee Directors.
(c)Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the Term Loans and the Revolving Credit Facility.
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
For the three and nine months ended September 30, 2026, respectively, we recorded net revenues of $324.9 million and $926.3 million, net income of $58.4 million and $138.6 million, Adjusted Net Income of $82.5 million and $208.8 million, and Adjusted EBITDA of $170.7 million and $471.1 million. Adjusted Net Income and Adjusted EBITDA are financial measures not based on any standardized methodology prescribed by GAAP. For the definition of Adjusted Net Income and Adjusted EBITDA and the reconciliation of net income to each of these non-GAAP financial measures, please see “Non-GAAP Financial Measures.”
CONSOLIDATED RESULTS OF OPERATIONS
Three Months Ended September 30, 2026 as compared to Three Months Ended September 30, 2025
The following table sets forth the components of our results of operations for the three months ended September 30, 2026 and 2025.

(thousands of U.S. dollars)	2026	2025	$ Change	% Change

Total net revenues	$324,886	$311,312	$13,574	4.4%
Total cost of revenues	144,097	133,751	10,346	7.7%
Net income	58,391	48,400	9,991	20.6%
Adjusted Net Income(a)	82,488	75,270	7,218	9.6%
Adjusted EBITDA(a)	170,665	164,190	6,475	3.9%
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

Total Net Revenues
The following table compares our revenues by type for the three months ended September 30, 2026 to the three months ended September 30, 2025.

(thousands of U.S. dollars)
Net revenues for the three months ended September 30,	2026	2025	$ Change	% Change

Service	$277,092	$255,529	$21,563	8.4%
Product	47,794	55,783	(7,989)	(14.3)%
Total net revenues	$324,886	$311,312	$13,574	4.4%
Net revenues were $324.9 million for the three months ended September 30, 2026, an increase of $13.6 million, or 4.4%, as compared to the three months ended September 30, 2025. Changes in foreign currency exchange rates had no material impact on consolidated net revenues for the three months ended September 30, 2026 compared with the three months ended September 30, 2025.
Service revenues
Service revenues increased $21.6 million, or 8.4%, to $277.1 million for the three months ended September 30, 2026 as compared to $255.5 million for the three months ended September 30, 2025. The increase in net service revenues was primarily driven by pricing in the Sterigenics and Nelson Labs segments and favorable volume/mix across all three segments.
Product revenues
Product revenues decreased $8.0 million, or 14.3%, to $47.8 million for the three months ended September 30, 2026 as compared to $55.8 million for the three months ended September 30, 2025. The decrease was driven by lower revenues from Co-60 in the Nordion segment due to the timing of reactor harvest schedules.
Total Cost of Revenues
The following table compares our cost of revenues by type for the three months ended September 30, 2026 to the three months ended September 30, 2025.

(thousands of U.S. dollars)
Cost of revenues for the three months ended September 30,	2026	2025	$ Change	% Change

Service	$127,098	$114,337	$12,761	11.2%
Product	16,999	19,414	(2,415)	(12.4)%
Total cost of revenues	$144,097	$133,751	$10,346	7.7%
Total cost of revenues accounted for approximately 44.4% and 43.0% of our consolidated net revenues for the three months ended September 30, 2026 and 2025, respectively.
Cost of service revenues
Cost of service revenues increased $12.8 million, or 11.2%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily driven by higher employee compensation costs, depreciation from capital assets recently placed into service, and inflation.
Cost of product revenues
Cost of product revenues decreased $2.4 million, or 12.4%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease was primarily driven by a decline in direct material costs arising from lower volumes of Co-60 shipments due to the timing of reactor harvest schedules.
SG&A Expenses
SG&A expenses increased $0.8 million, or 1.3%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, driven mainly by higher employee compensation costs.

Amortization of intangible assets decreased $0.1 million, or 2.8%, to $3.0 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decline was primarily due to changes in foreign currency exchange rates.
Interest Expense, Net
Interest expense, net decreased $5.0 million, or 12.8%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, due to a lower interest rate on our Term Loans and a $75.0 million principal paydown in September 2025. The weighted average interest rate on our outstanding debt was 6.44% and 7.25% for the three months ended September 30, 2026 and 2025, respectively.
Foreign Exchange Gain, Net
Foreign exchange gain, net was $1.1 million for the three months ended September 30, 2026 as compared to $1.5 million for the three months ended September 30, 2025. The change in foreign exchange gain, net in our Consolidated Statements of Operations and Comprehensive Income mainly relates to short-term gains and losses on transactions and certain assets and liabilities denominated in currencies other than the functional currency of our operating entities.
Other Income, Net
Other income, net increased $2.7 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The fluctuation was mainly driven by favorable changes in the fair value of embedded derivatives in certain of Nordion’s customer and supply contracts.
Provision for Income Taxes
Provision for income taxes increased $0.8 million to a net provision of $25.3 million for the three months ended September 30, 2026 as compared to $24.5 million for the three months ended September 30, 2025. The change was primarily attributable to higher pre-tax income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, partially offset by a decrease in the impact of permanent differences and the valuation allowance attributable to the limitation on the deductibility of interest expense.
Provision for income taxes for the three months ended September 30, 2026 differed from the federal statutory rate primarily due to the foreign rate differential, current year permanent differences, including foreign withholding taxes and other non-deductible items, and U.S. state income taxes (net of federal tax benefit). Income tax expense for the three months ended September 30, 2025 differed from the statutory rate due to recognition of the cumulative tax effects of the change in U.S. income tax laws under the OBBBA in the period of enactment associated with the accounting for the valuation allowance attributable to the limitation on the deductibility of interest expense. This was offset by the tax effects for a change in our indefinite reinvestment assertion with respect to a portion of our foreign earnings, the impact of the foreign rate differential and an increase in current year permanent tax differences.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the three months ended September 30, 2026 was $58.4 million, as compared to net income of $48.4 million for the three months ended September 30, 2025 due to the factors described above. Adjusted Net Income was $82.5 million for the three months ended September 30, 2026, as compared to $75.3 million for the three months ended September 30, 2025. Adjusted EBITDA was $170.7 million for the three months ended September 30, 2026, as compared to $164.2 million for the three months ended September 30, 2025. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.

Nine Months Ended September 30, 2026 as compared to Nine Months Ended September 30, 2025
The following table sets forth the components of our results of operations for the nine months ended September 30, 2026 and 2025.

(thousands of U.S. dollars)	2026	2025	$ Change	% Change

Total net revenues	$926,306	$860,176	$66,130	7.7%
Total cost of revenues	420,485	380,562	39,923	10.5%
Net income	138,623	43,102	95,521	221.6%
Adjusted Net Income(a)	208,815	170,376	38,439	22.6%
Adjusted EBITDA(a)	471,057	436,764	34,293	7.9%
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
Total Net Revenues
The following table compares our revenues by type for the nine months ended September 30, 2026 to the nine months ended September 30, 2025.

(thousands of U.S. dollars)
Net revenues for the nine months ended September 30,	2026	2025	$ Change	% Change

Service	$797,025	$736,713	$60,312	8.2%
Product	129,281	123,463	5,818	4.7%
Total net revenues	$926,306	$860,176	$66,130	7.7%
Net revenues were $926.3 million for the nine months ended September 30, 2026, an increase of $66.1 million, or 7.7%, as compared to the nine months ended September 30, 2025. Excluding the impact of foreign currency exchange rates, net revenues for the nine months ended September 30, 2026 increased approximately 6.3% compared with the nine months ended September 30, 2025.
Service revenues
Service revenues increased $60.3 million, or 8.2%, to $797.0 million for the nine months ended September 30, 2026 as compared to $736.7 million for the nine months ended September 30, 2025. The increase in net service revenues was primarily driven by pricing in the Sterigenics and Nelson Labs segments, favorable volume/mix across all three segments as well as changes in foreign currency exchange rates.
Product revenues
Product revenues increased $5.8 million, or 4.7%, to $129.3 million for the nine months ended September 30, 2026 as compared to $123.5 million for the nine months ended September 30, 2025. The increase was primarily driven by favorable pricing and volume/mix.
The following table compares our cost of revenues by type for the nine months ended September 30, 2026 to the nine months ended September 30, 2025.

(thousands of U.S. dollars)
Cost of revenues for the nine months ended September 30,	2026	2025	$ Change	% Change

Service	$372,766	$335,259	$37,507	11.2%
Product	47,719	45,303	2,416	5.3%
Total cost of revenues	$420,485	$380,562	$39,923	10.5%

Total cost of revenues accounted for approximately 45.4% and 44.2% of our consolidated net revenues for the nine months ended September 30, 2026 and 2025, respectively.
Cost of service revenues
Cost of service revenues increased $37.5 million, or 11.2%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily driven by higher employee compensation costs and depreciation from capital assets recently placed into service. Direct materials, energy, facility maintenance and professional services costs also contributed to the increase in cost of service revenues. Changes in foreign currency exchange rates had an unfavorable impact to cost of service revenues for the nine months ended September 30, 2026.
Cost of product revenues
Cost of product revenues increased $2.4 million, or 5.3%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily attributable to higher direct material and transportation costs.
SG&A expenses
SG&A expenses increased $5.3 million, or 2.7%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily driven by higher employee compensation costs, mainly attributable to share-based compensation expense, partially offset by lower litigation and professional services expenses.
Amortization of intangible assets
Amortization of intangible assets decreased $18.7 million, or 67.3%, to $9.1 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decline was primarily due to certain intangible assets that were fully amortized in May 2025.
Interest Expense, Net
Interest expense, net decreased $17.4 million, or 14.4%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily due to a lower interest rate on our Term Loans and a $75.0 million principal paydown in September 2025. The weighted average interest rate on our outstanding debt was 6.52% and 7.46% for the nine months ended September 30, 2026 and 2025, respectively.
Loss on Refinancing of Debt
Loss on refinancing of debt for the nine months ended September 30, 2026 was $0.9 million related to Amendment No. 7 to the Credit Agreement. Loss on refinancing of debt for the nine months ended September 30, 2025 was $1.2 million related to Amendments No. 5 and No. 6 to the Credit Agreement. These refinancing activities resulted in the write-off of certain unamortized debt issuance costs and discounts on the Term Loans. In addition, certain new debt issuance costs and discounts were expensed in connection with the Credit Agreement amendments.
Foreign Exchange Gain, Net
Foreign exchange gain, net was $5.4 million for the nine months ended September 30, 2026 as compared to $0.6 million for the nine months ended September 30, 2025. The change in foreign exchange gain, net in our Consolidated Statements of Operations and Comprehensive Income mainly relates to short-term gains and losses on transactions and certain assets and liabilities denominated in currencies other than the functional currency of our operating entities.
Other Income, Net
Other income, net increased $0.4 million, or 6.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, mainly arising from higher pension income in the Nordion segment.
Provision for Income Taxes
Provision for income tax increased $31.9 million to a net provision of $65.8 million for the nine months ended September 30, 2026 as compared to $33.9 million for the nine months ended September 30, 2025. The change was primarily attributable to higher pre-tax income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, partially offset by a decrease in the impact of permanent differences and the valuation allowance attributable to the limitation on the deductibility of interest expense.

Provision for income taxes for the nine months ended September 30, 2026 differed from the statutory rate primarily due to the foreign rate differential, current year permanent differences, including foreign withholding taxes and other non-deductible items, and U.S. state income taxes (net of federal tax benefit). Provision for income taxes for the nine months ended September 30, 2025 differed from the statutory rate due to recognition of the cumulative tax effects of the change in U.S. income tax laws under the OBBBA in the period of enactment associated with the accounting for the valuation allowance attributable to the limitation on the deductibility of interest expense. This was offset by the tax effects for a change in our indefinite reinvestment assertion with respect to a portion of our foreign earnings, the impact of the foreign rate differential and an increase in current year permanent tax differences.
Net Income, Adjusted Net Income and Adjusted EBITDA
Net income for the nine months ended September 30, 2026 was $138.6 million, as compared to net income of $43.1 million for the nine months ended September 30, 2025 due to the factors described above. Adjusted Net Income was $208.8 million for the nine months ended September 30, 2026, as compared to $170.4 million for the nine months ended September 30, 2025. Adjusted EBITDA was $471.1 million for the nine months ended September 30, 2026, as compared to $436.8 million for the nine months ended September 30, 2025. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted Net Income and Adjusted EBITDA to their most directly comparable financial measure calculated and presented in accordance with GAAP.
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
•expenses incurred in connection with secondary offerings of our common stock and other shareholder activities;

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
The following table presents a reconciliation of net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted Net Income and Adjusted EBITDA, for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(thousands of U.S. dollars)	2026	2025	2026	2025
Net income	$58,391	$48,400	$138,623	$43,102
Amortization of intangible assets	5,526	5,648	16,691	36,246
Share-based compensation(a)	7,791	8,047	29,616	23,465
Loss on refinancing of debt(b)	—	1,087	936	1,167
Gain on foreign currency and derivatives not designated as hedging instruments, net(c)	(2,101)	(167)	(5,747)	(1,294)
Business optimization expenses(d)	2,387	3,098	5,267	7,575
Professional services relating to EO sterilization facilities(e)	11,656	11,152	34,860	37,515
Illinois EO litigation settlements(f)	—	—	—	64,943
Accretion of asset retirement obligations(g)	628	601	1,935	1,738
Income tax benefit associated with pre-tax adjustments(h)	(1,790)	(2,596)	(13,366)	(44,081)
Adjusted Net Income	82,488	75,270	208,815	170,376
Interest expense, net	34,122	39,147	103,272	120,674
Depreciation(i)	26,924	22,642	79,831	67,726
Income tax provision applicable to Adjusted Net Income(j)	27,131	27,131	79,139	77,988
Adjusted EBITDA(k)	$170,665	$164,190	$471,057	$436,764
(a)    Represents share-based compensation expense related to employees and non-employee Directors.
(b)    Represents the write-off of unamortized debt issuance costs and discounts, as well as certain other costs incurred related to the Term Loans and the Revolving Credit Facility.
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
(f)    Represents (i) the cost to settle 97 pending and threatened EO claims against Sterigenics in Illinois pursuant to the term sheet entered into on April 3, 2025 and (ii) the cost to settle 129 pending and threatened EO claims against Sterigenics in Illinois pursuant to the term sheet entered into on July 23, 2025. See Note 19, “Commitments and Contingencies” of our 2025 Form 10-K.
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
(k)    $27.6 million and $24.1 million of the adjustments for the three months ended September 30, 2026 and 2025, respectively, and $82.8 million and $72.7 million of the adjustments for the nine months ended September 30, 2026 and 2025, respectively, are included in cost of revenues, primarily consisting of amortization of intangible assets, depreciation, and accretion of ARO.
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

Segment Results for the Three Months Ended September 30, 2026 and 2025
The following tables compare segment net revenue and segment income for the three months ended September 30, 2026 to the three months ended September 30, 2025:

	Three Months Ended September 30,
(thousands of U.S. dollars)	2026	2025	$ Change	% Change

Net Revenues
Sterigenics	$209,305	$192,845	$16,460	8.5%
Nordion	55,024	62,805	(7,781)	(12.4%)
Nelson Labs	60,557	55,662	4,895	8.8%
Segment Income
Sterigenics	$117,487	$107,155	$10,332	9.6%
Nordion	33,724	38,048	(4,324)	(11.4)%
Nelson Labs	19,454	18,987	467	2.5%
Segment Income margin
Sterigenics	56.1%	55.6%
Nordion	61.3%	60.6%
Nelson Labs	32.1%	34.1%
Net Revenues by Segment
Sterigenics net revenues were $209.3 million for the three months ended September 30, 2026, an increase of $16.5 million, or 8.5%, as compared to the three months ended September 30, 2025. The increase was attributable to favorable pricing of 4.8%, volume and mix of 3.4% as well as favorable changes in foreign currency exchange rates.
Nordion net revenues were $55.0 million for the three months ended September 30, 2026, a decrease of $7.8 million, or 12.4%, as compared to the three months ended September 30, 2025. Revenue decline was driven mainly by volume and mix of 13.7%, which was largely attributable to Co-60 harvest schedule timing, coupled with unfavorable changes in foreign currency exchange rates, partially offset by the impact from pricing of 2.2%.
Nelson Labs net revenues were $60.6 million for the three months ended September 30, 2026, an increase of $4.9 million, or 8.8%, as compared to the three months ended September 30, 2025. The increase was attributable to volume and mix of 6.6% and a favorable impact from pricing of 2.6%, partially offset by changes in foreign currency exchange rates.
Segment Income
Sterigenics segment income was $117.5 million for the three months ended September 30, 2026, an increase of $10.3 million, or 9.6%, as compared to the three months ended September 30, 2025. The increase in segment income and segment income margin was primarily a result of favorable customer pricing and increases in volume and mix, partially offset by inflation.
Nordion segment income was $33.7 million for the three months ended September 30, 2026, a decrease of $4.3 million, or 11.4%, as compared to the three months ended September 30, 2025. The decrease in segment income was driven by unfavorable volume/mix due to the timing of Co-60 harvest schedules and changes in foreign currency exchange rates, partially offset by favorable pricing. Segment income margin improved, driven by operational productivity and favorable pricing, partially offset by inflation.
Nelson Labs segment income was $19.5 million for the three months ended September 30, 2026, an increase of $0.5 million, or 2.5%, as compared to the three months ended September 30, 2025. Segment income increased as a result of favorable volume/mix and pricing. Segment income margin was impacted by business mix.

Segment Results for the Nine Months Ended September 30, 2026 and 2025
The following tables compare segment net revenue and segment income for the nine months ended September 30, 2026 to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
(thousands of U.S. dollars)	2026	2025	$ Change	% Change

Net Revenues
Sterigenics	$607,011	$557,368	$49,643	8.9%
Nordion	146,182	137,793	8,389	6.1%
Nelson Labs	173,113	165,015	8,098	4.9%
Segment Income
Sterigenics	$332,026	$302,904	$29,122	9.6%
Nordion	85,415	78,947	6,468	8.2%
Nelson Labs	53,616	54,913	(1,297)	(2.4)%
Segment Income margin
Sterigenics	54.7%	54.3%
Nordion	58.4%	57.3%
Nelson Labs	31.0%	33.3%
Net Revenues by Segment
Sterigenics net revenues were $607.0 million for the nine months ended September 30, 2026, an increase of $49.6 million, or 8.9%, as compared to the nine months ended September 30, 2025. The increase was attributable to favorable pricing of 4.6%, volume and mix of 2.6% as well as changes in foreign currency exchange rates of 1.7%.
Nordion net revenues were $146.2 million for the nine months ended September 30, 2026, an increase of $8.4 million, or 6.1%, as compared to the nine months ended September 30, 2025. Revenue growth was driven mainly by volume and mix of 3.7%, which was largely attributable to favorable Co-60 harvest schedule timing on a year-to-date basis, coupled with a favorable impact from pricing of 2.5%.
Nelson Labs net revenues were $173.1 million for the nine months ended September 30, 2026, an increase of $8.1 million, or 4.9%, as compared to the nine months ended September 30, 2025. The increase was attributable to favorable impacts from pricing of 2.8% as well as changes in foreign currency exchange rates and volume and mix of 1.2% and 0.9%, respectively.
Segment Income
Sterigenics segment income was $332.0 million for the nine months ended September 30, 2026, an increase of $29.1 million, or 9.6%, as compared to the nine months ended September 30, 2025. The increase in segment income was driven primarily by favorable customer pricing and increases in volume and mix, partially offset by inflation.
Nordion segment income was $85.4 million for the nine months ended September 30, 2026, an increase of $6.5 million, or 8.2%, as compared to the nine months ended September 30, 2025. The increase in segment income and segment income margin was driven by higher volume and mix due to favorable Co-60 harvest schedule timing on a year-to-date basis, along with favorable changes in pricing, partially offset by inflation.
Nelson Labs segment income was $53.6 million for the nine months ended September 30, 2026, a decrease of $1.3 million, or 2.4%, as compared to the nine months ended September 30, 2025. Segment income and segment income margin decreased due to inflation and business mix, partially offset by favorable pricing.
LIQUIDITY AND CAPITAL RESOURCES
Sources of Cash
The primary sources of liquidity for our business are cash flows from operations and borrowings under our credit facilities. As of September 30, 2026, we had $412.4 million of cash and cash equivalents. This is an increase of $65.9 million from the balance at December 31, 2025. The increase in cash and cash equivalents was a result of $228.5 million of cash flows provided by operating activities, partially offset by $145.5 million of cash paid for purchases of property, plant and equipment, $17.0 million of cash used in financing activities and a $5.4 million decline due to an unfavorable change in foreign currency exchange rates. Our foreign subsidiaries held cash of approximately $308.7 million at September 30, 2026 and $253.4 million at December 31, 2025. No material restrictions exist on accessing cash held by our foreign subsidiaries notwithstanding any potential tax consequences.
Uses of Cash
We expect that cash on hand, operating cash flows and amounts available under our credit facilities will provide sufficient working capital to operate our business, meet foreseeable liquidity requirements (inclusive of debt service on our long-term debt), make expected capital expenditures including investments in fixed assets to build and/or expand existing facilities, and meet litigation costs that we expect to continue to incur for at least the next 12 months and the foreseeable future thereafter. Our primary long-term liquidity requirements beyond the next 12 months will be to service our debt, make capital expenditures, and fund suitable business acquisitions. As of September 30, 2026, there were no outstanding borrowings on the Revolving Credit Facility. We expect any excess cash provided by operations will be allocated to fund capital expenditures, potential acquisitions, or for other general corporate purposes. Our ability to meet future working capital, capital expenditures and debt service requirements will depend on our future financial performance, which will be affected by a range of macroeconomic, competitive and business factors, including interest rate changes and changes in our industry, many of which are outside of our control.
Capital Expenditures
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, Co-60 used by Sterigenics at its gamma irradiation facilities, cobalt development projects and information technology enhancements. During the nine months ended September 30, 2026, our capital expenditures amounted to $145.5 million, compared to $87.3 million for the nine months ended September 30, 2025.
Cash Flow Information
Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025

(thousands of U.S. dollars)	Nine Months Ended September 30,
	2026	2025
Net Cash Provided by (Used in):
Operating activities	$228,479	$184,091
Investing activities	(140,175)	(84,445)
Financing activities	(16,978)	(92,359)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(5,389)	14,874
Net increase in cash and cash equivalents, including restricted cash	$65,937	$22,161
Operating activities
Cash flows provided by operating activities increased $44.4 million to net cash provided of $228.5 million for the nine months ended September 30, 2026 compared to net cash provided by operating activities of $184.1 million for the nine months ended September 30, 2025. The increase in cash flows provided by operating activities was primarily driven by higher gross profit and a decrease in cash paid for interest and income taxes, partially offset by the $34.0 million Illinois EO litigation settlement paid in February 2026.
Investing activities
Cash used in investing activities increased $55.7 million to net cash used of $140.2 million for the nine months ended September 30, 2026 compared to $84.4 million for the nine months ended September 30, 2025. The variance was primarily driven by an increase in cash paid for capital expenditures of $58.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Financing activities
Cash used in financing activities decreased $75.4 million to net cash used of $17.0 million for the nine months ended September 30, 2026 compared to net cash used of $92.4 million for the nine months ended September 30, 2025. The decrease in cash used in financing activities was mainly attributable to a $75.0 million voluntary principal paydown in September 2025 in connection with Amendment No. 6 to the Credit Agreement.
Debt Facilities
On December 13, 2019, SHH, our wholly owned subsidiary, entered into the Senior Secured Credit Facilities consisting of both the Term Loans and the Revolving Credit Facility pursuant to a first lien credit agreement. The total borrowing capacity under the Revolving Credit Facility is $600.0 million. The Senior Secured Credit Facilities also provide SHH the right at any time and under certain conditions to request incremental term loans or incremental revolving credit commitments based on a formula defined in the Senior Secured Credit Facilities.
On May 20, 2026, SHH, the Company, certain subsidiaries of the Company, each 2026 Refinancing Term Lender (as defined in the Credit Agreement) and JPMorgan Chase Bank, N.A., as first lien Administrative Agent entered into Amendment No. 7 to the Credit Agreement. Among other changes, Amendment No. 7 provides for refinancing lenders to provide repriced Term Loans to SHH in an aggregate principal amount of $1,415.9 million. Amendment No. 7 reduced the interest rate spread by 0.25% across Term Loans under the facility. The Term Loans under the credit facility shall have an applicable interest rate margin equal to Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 2.25%, with a 0.00% floor (with optionality for SHH to elect Alternate Base Rate plus 1.25% or Adjusted Daily Simple SOFR plus 2.25% (each as defined in the Credit Agreement)). The Term Loans are also subject to a “soft call” premium of 1.00% for certain repricing transactions with respect to the Term Loans that occur within the six-month period after the effective date of Amendment No. 7. The Term Loans amortize at a rate of 1.00% per annum and mature on May 30, 2031.
On May 30, 2024, SHH, the Company, certain subsidiaries of the Company, and Wilmington Trust, National Association, as trustee, paying agent, registrar, transfer agent and notes collateral agent, entered into an Indenture (the “Indenture”) governing SHH’s $750.0 million aggregate principal amount of 7.375% Secured Notes issued in May 2024.
The Senior Secured Credit Facilities and the Indenture contain certain covenants and events of default. Additionally, all of SHH’s obligations under the Senior Secured Credit Facilities and the Indenture are unconditionally guaranteed by the Company and certain domestic restricted subsidiaries. For additional information about our Senior Secured Credit Facilities, the Indenture and the Secured Notes, including the covenants and events of default, refer to Note 8, “Long-Term Debt,” to our Financial Statements and Note 9, “Long-Term Debt,” to our consolidated financial statements included in our 2025 Form 10-K.
Outstanding letters of credit are collateralized by encumbrances against the Revolving Credit Facility and the collateral pledged thereunder, or by cash placed on deposit with the issuing bank. As of September 30, 2026, the Company had $8.2 million of letters of credit issued against the Revolving Credit Facility, resulting in total availability under the Revolving Credit Facility of $591.8 million.
Term Loan Interest Rate Risk Management
The Company utilizes interest rate derivatives to reduce the variability of cash flows in the interest payments associated with our variable rate debt due to changes in SOFR. For additional information on the derivative instruments described above, refer to Note 14, “Financial Instruments and Financial Risk”— “Derivative Instruments.”
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
A comprehensive discussion of the Company’s critical accounting policies and management estimates made in connection with the preparation of the financial statements is included in Item 7 of the Company’s 2025 Form 10-K. There have been no significant changes in critical accounting policies, management estimates or accounting policies since the year ended December 31, 2025.

NEW ACCOUNTING PRONOUNCEMENTS
For a description of recent accounting pronouncements applicable to our business, see Note 2, “Recent Accounting Standards” to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks are described within “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our 2025 Form 10-K. These market risks have not materially changed for the three and nine months ended September 30, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control
During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be subject to various legal proceedings arising in the ordinary course of our business, including claims relating to personal injury, property damage, workers’ compensation, employee safety, and our disclosures as a Nasdaq-listed, publicly-traded company. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At this time, and except as disclosed herein, we are unable to predict the outcome of, and cannot reasonably estimate the impact of, any pending litigation matters, matters concerning allegations of non-compliance with laws or regulations and matters concerning allegations of other improprieties, or the incidence of any such matters in the future. Information regarding our legal proceedings is included below.
Legal Proceedings Described in Note 13, “Commitments and Contingencies,” of Our Consolidated Financial Statements
Note 13, “Commitments and Contingencies,” to our consolidated financial statements for the three and nine months ended September 30, 2026 contained in this Quarterly Report on Form 10-Q includes information on legal proceedings that constitute material contingencies for financial reporting purposes that could have a material effect on our financial condition or results of operations. This Item should be read in conjunction with Note 13, “Commitments and Contingencies” for information regarding the Ethylene Oxide Tort Litigation with respect to California, Georgia, Illinois and New Mexico, which is incorporated into this Item 1 by reference.
Legal Proceedings Not Described in Note 13, “Commitments and Contingencies,” to Our Consolidated Financial Statements
In addition to the matters that are identified in Note 13, “Commitments and Contingencies,” to our consolidated financial statements for the three and nine months ended September 30, 2026 contained in this Quarterly Report on Form 10-Q, and incorporated into this Item by reference, we report matters, if any, that constitute material pending legal proceedings, other than ordinary course litigation incidental to our business, to which we are or any of our subsidiaries is a party. SEC regulations require disclosure of environmental proceedings that involve a government authority and potential monetary sanctions that the Company reasonably believes will exceed a specified threshold. The Company uses a threshold of $1.0 million to determine whether the disclosure of any such proceedings is required because we believe matters under this threshold are not material to the Company.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously described under Item 1A of our 2025 Form 10-K.
Item 5. Other Information.
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as that term is defined in Regulation S-K, Item 408).

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
Date: November 3, 2026